Form 10QSB
period 1996-03-31
MED-DESIGN CORP
filed 1996-05-13
CIK 943736

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                     For the transition period from ___to___

                         Commission file number 0-25852

                           THE MED-DESIGN CORPORATION

             Delaware                                    23-2771475
    ------------------------                     ------------------------
    (State of Incorporation)                     (IRS Employer ID Number)

            121 South Broad Street, Suite 310, Philadelphia, PA 19107
    ----------------------------------------------------------------------
                                 (215) 735-2700
                           --------------------------
Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) for the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X     No
                                       ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Common Stock - 6,778,570 shares Common Stock, $.01 par value, outstanding as of March 31, 1996.

                           THE MED-DESIGN CORPORATION
                                   FORM 10-QSB

INDEX

                                                                    Page Number

                         PART I - FINANCIAL INFORMATION

Item 1 -       Financial Statements

               Consolidated Balance Sheets as of March 31, 1996
               (unaudited) and as of December 31, 1995.............     1

               Consolidated Statements of Operations for the three
               months ended March 31, 1996 and 1995 and Cumulative
               During Development Stage (unaudited)................     2

               Consolidated Statements of Cash Flows for the three
               months ended March 31, 1996 and 1995 and Cumulative
               During Development Stage (unaudited)................     3

               Notes to Consolidated Financial Statements
               (unaudited).........................................   4-5

Item 2 -       Management's Discussion and Analysis or Plan of
               Operation...........................................   6-8


                           PART II - OTHER INFORMATION

Item 1 -       Legal Proceedings...................................     9

Item 2 -       Changes in Securities...............................     9

Item 3 -       Defaults upon Senior Securities.....................     9

Item 4 -       Submission of Matters to a Vote of Security Holders.     9

Item 5 -       Other Information...................................     9

Item 6 -       Exhibits and Reports on Form 8-K....................     9

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS


                                                    March 31,     December 31,
                                                      1996            1995
                                                  ------------    ------------
                                                   (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                      $    142,532    $    221,229
   Short-term investments                              511,908         511,908
   Available-for-sale securities                     7,175,105       7,112,286
   Prepaid expenses and other current assets            46,708          65,185
                                                  ------------    ------------
     Total current assets                            7,876,253       7,910,608

Property, plant , and equipment, net of
   accumulated depreciation and amortization           922,362         831,955
Patents, net of accumulated amortization               138,348         140,748
                                                  ------------    ------------
                                                  $  8,936,963    $  8,883,311
                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                          $  3,408,500    $  2,128,500
   Accounts payable                                    131,327         289,914
   Accrued expenses                                     88,449         200,819
   Due to officer                                       21,359          35,374
   Current maturities of long-term debt
     and capital lease obligations                     122,213         140,681
                                                  ------------    ------------
     Total current liabilities                       3,771,848       2,795,288
                                                  ------------    ------------
Long-term debt and capital lease obligations,
  less current maturities                              282,385         277,483
                                                  ------------    ------------
     Total liabilities                               4,054,233       3,072,771
                                                  ------------    ------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000
      shares authorized; no shares outstanding
    Common stock, $.01 par value, 20,000,000
     shares authorized;
      6,778,570 issued and outstanding                  67,787          67,786
    Additional paid-in capital                      15,140,814      15,140,814
    Deficit accumulated during the
      development stage                            (10,346,483)     (9,424,539)
    Unrealized gain on available-for-sale
      securities                                        20,612          26,479
                                                  ------------    ------------
     Total stockholders' equity                      4,882,730       5,810,540
                                                  ------------    ------------
                                                  $  8,936,963    $  8,883,311
                                                  ============    ============




          See accompanying notes to consolidated financial statements.

                                       (1)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                              Cumulative
                                                During
                                             Development     Three Months ended March 31,
                                                Stage            1996            1995
                                             ------------    ------------    ------------
Operating expense:
   Marketing                                 $    224,256    $     65,079
   General and administrative                   2,782,641         720,117     $    16,847
   Research and development                       786,776         177,630
   Purchased research and development           5,932,770
                                             ------------    ------------    ------------
     Total operating expenses                   9,726,443         962,826          16,847
                                             ------------    ------------    ------------
Loss from operations                           (9,726,443)       (962,826)        (16,847)
Interest expense                                 (874,097)        (66,608)       (419,993)
Interest income                                   254,057         107,490             627
                                             ------------    ------------    ------------
Net loss                                     ($10,346,483)      ($921,944)      ($436,213)
                                             ============    ============    ============
Net loss per common share                                          ($0.14)         ($0.21)
                                                             ============    ============
Weighted average common shares outstanding                      6,778,570       2,029,956
                                                             ============    ============


          See accompanying notes to consolidated financial statements.

                                       (2)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                          (a development stage company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                  Cumulative
                                                                                    During
                                                                                  Development     Three Months ended March 31,
                                                                                     Stage            1996            1995
                                                                                  ------------    ------------    ------------
Cash flows from operating activities:

    Net loss                                                                      ($10,346,483)      ($921,944)      ($436,213)
    Adjustments to reconcile net loss to operating cash flows:
         Depreciation (net of acquisition) and amortization                             87,143          38,242
         Issuance of common stock for services                                         418,800
         Purchased research and development                                          5,932,770
         Issuance of common stock for interest                                          29,985
         Issuance of warrants for services                                              21,000
         Amortization of original issued discount                                      650,000                         407,143
         Gain on sale of available-for-sale securities                                  (4,425)
         Changes in operating assets and liabilities, net of effect of acquired business:
               Prepaid expenses and other current assets                               (44,200)         18,477          (8,800)
               Accounts payable                                                         23,606        (158,587)        (52,283)
               Accrued expenses                                                       (180,685)       (126,385)          9,875
                                                                                  ------------    ------------    ------------
                  Net cash used by operating activities                             (3,412,489)     (1,150,197)        (80,278)
                                                                                  ------------    ------------    ------------
Cash flows from investing activities:
     Purchases of property and equipment                                              (964,144)       (126,249)
     Additions to patents                                                               (9,068)
     Payments for purchase of option to acquire
        Med-Design Incorporated                                                       (125,000)
    Investments in available-for-sale securities, net                               (7,154,493)        (73,111)
    Notes receivable funded                                                            (92,500)                         (2,500)
    Purchase of short-term investment                                                 (511,908)
                                                                                  ------------    ------------    ------------
                 Net cash used by investing activities                              (8,857,113)       (199,360)         (2,500)
                                                                                  ------------    ------------    ------------
Cash flows from financing activities:
     (Repayment of) advances from related parties                                                                      (15,000)
     (Repayment of) proceeds from short-term borrowing                                                                 150,000
      Capital lease payments                                                            (8,309)         (2,276)
      Proceeds from long-term borrowings                                               430,038          18,540
      Repayment of long-term borrowings                                                (41,311)        (25,404)
      Proceeds from issuance of common stock, prior to
         initial public offering                                                        97,250
      Proceeds from short-term borrowing                                             3,408,500       1,280,000
      Repayment of acquisition note                                                 (1,000,000)
      Payment of deferred offering costs                                                                                (3,938)
      Proceeds of initial public offering, net of offering costs                     9,525,966
                                                                                  ------------    ------------    ------------
                 Net cash provided by financing activities                          12,412,134       1,270,860         131,062
                                                                                  ------------    ------------    ------------

Increase (decrease) in cash                                                            142,532         (78,697)         48,284
Cash and cash equivalents, beginning of period                                                         221,229         100,059
                                                                                  ------------    ------------    ------------
Cash and cash equivalents, end of period                                              $142,532        $142,532        $148,343
                                                                                  ============    ============    ============
Cash paid during the period:
Interest                                                                              $208,854         $61,785            --
                                                                                  ============    ============    ============
Noncash financing activities:
    Issuance of common stock for rights under
       option to acquire Med-Design, Inc.                                             $100,000            --              --
                                                                                  ============    ============    ============
    Issuance of common stock in connection
       with short-term borrowing                                                      $650,000            --          $150,000
                                                                                  ============    ============    ============

    Capital lease obligation incurred                                                  $28,606            --              --
                                                                                  ============    ============    ============


          See accompanying notes to consoliated financial statements.

                                      (3)


                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   Significant Accounting Policies

     Basis of Presentation

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Operating results for the three month period ending March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

         The accompanying financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context requires, the "Company") and its wholly-owned subsidiaries MDC Investment Holdings, Inc. ("MDC Holdings") and MDC Research Ltd. All significant intercompany transactions and accounts are eliminated. The financial and operational results reported for the three month period ended March 31, 1996 are presented on a consolidated basis; results for the same period in 1995 represent financial and operational results only for The Med-Design Corporation.

2.   Weighted Average Shares of Common Stock Outstanding

         The calculations of weighted average shares of common stock exclude outstanding options and warrants, since these securities have an anti-dilutive effect on per share data.

3.   Stock Split

         On January 31, 1996, the Board of Directors authorized a one-for-one stock dividend that was distributed on February 26, 1996 to shareholders of record as of February 12, 1996. The information contained in the consolidated financial statements and the notes thereto have been adjusted to reflect this stock dividend.

                                       (4)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   (Continued)

4.   Acquisition of MDI

         On April 5, 1995, the Company acquired the outstanding stock of Med-Design Inc. ("MDI") in exchange for 1,247,314 (valued at $4,365,599) shares of the Company of which, 3,572 shares were delivered to certain creditors of MDI to satisfy $12,500 of outstanding obligations of MDI and 24,000 shares to a former noteholder of MDI to satisfy an obligation of MDI and a $1,000,000 non-interest bearing promissory note (the "Note"). The Note was satisfied on June 12, 1995 utilizing a portion of proceeds of the Company's initial public offering of common stock in June 1995.

         This acquisition was accounted for in accordance with the purchase method, under which the purchase price was allocated to the assets of MDI based on the fair market value of such assets. The excess of the purchase price over the fair market value of the net assets acquired was treated as purchased research and development as follows:

       Value of 1,247,314 shares of stock                         $4,365,599
            granted at a price of $3.50 a share

       Issuance of note to former                                  1,000,000
            shareholders of MDI

       Payments in connection with                                   225,000
            option to acquire MDI

       Negative net book valued acquired                             342,171
                                                            ----------------
                                                                  $5,932,770
                                                            ================



                                       (5)

                       MANAGEMENT DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

Business Overview

     The Med-Design Corporation, a Delaware corporation (hereinafter, including its subsidiaries as the context requires, the "Company") was incorporated in Delaware on November 14, 1994. On February 28, 1995, The Med-Design Corporation, a Pennsylvania corporation, incorporated on December 13, 1993, was merged with and into the Company. The Company is a development stage enterprise as defined by Financial Accounting Standards ("FAS") No. 7, "Accounting and Reporting by Development Stage Enterprise."

     The Company designs and develops safety medical devices intended to reduce the incidence of accidental needlesticks. The Company has three core products under development: the Retractable Needle Hypodermic Syringe (the "Safety Syringe"), the Retractable Needle Vacuum Tube Phlebotomy Set (the "Safety Phlebotomy Set"), and the Retractable Needle Intravenous Catheter Insertion Device (the "Safety Catheter"). These products are similar in appearance and size to the standard devices in use. Such products incorporate the Company's novel proprietary retraction technology that enables a health care professional, with no substantial change in operating technique and using one hand, to permanently retract the needle of the device into the body of the device that can be safely discarded.

     The Company also has several new products which are in the beginning stages of development. These new product developments include the In-Line Y-Port Injectable Access Needle, the Pre-filled Ampule Injector, the MDC Closed Injection System Injector, the Self-Contained Pre-Filled Syringe and the Pre-Filled Vial Injector (collectively the "New Products"). These products also incorporate the Company's proprietary retraction technology and are designed to reduce the incidence of accidental needlesticks. The Company has developed various sizes and designs of these products to accommodate the specific requirements of potential strategic allies for medical and dental applications.

     On March 14, 1995, the Company organized a wholly-owned subsidiary, MDC Investment Holdings, Inc. ("MDC Holdings"), under the laws of the State of Delaware. On April 5, 1995, the Company entered into the Merger Agreement with MDC Holdings and Med-Design, Inc. ("MDI"), pursuant to which MDI merged with and into MDC Holdings, the surviving corporation (the "Merger"). The Company issued 1,219,742 shares of Common Stock and a non-interest bearing promissory note in the principal amount of $1,000,000 (the "Note") to the MDI shareholders in exchange for their shares in MDI. The Note was fully paid from a portion of the net proceeds of the Company's initial public offering of 3,450,000 shares of its Common Stock in June 1995 ("Initial Public Offering"). The Company also issued 3,572 shares of Common Stock to certain creditors of MDI and 24,000 shares of Common Stock to a former noteholder of MDI. The Company's acquisition of MDI was accounted for in accordance with the purchase method, under which the purchase price was allocated to the assets of MDI based on the fair market value of such assets. The excess of the purchase price over the fair market value of the net assets acquired was treated as purchased research.

     Immediately following the consummation of the Merger, MDC Holdings transferred all of the assets it acquired in the Merger, other than its patents and other intellectual property, and all of its liabilities to MDC Research Ltd., a California corporation and wholly-owned subsidiary of MDC Holdings.

     As a result of the Merger, MDC Holdings became the sole owner of all the intellectual property rights worldwide including patents, patent applications, trademarks and trademark applications relating to the Safety Syringe, Safety Phlebotomy Set and Safety Catheter.

     In June 1995, the Company completed its Initial Public Offering of 3,450,000 shares of Common Stock, par value $0.01 per share. The net proceeds to the Company were approximately $9,526,000.

                                       (6)

     On January 31, 1996, the Board of Directors authorized a one-for-one stock dividend that was distributed on February 26, 1996 to shareholders of record as of February 12, 1996. The information contained in the consolidated financial statements and the notes thereto and in this report have been adjusted to reflect this stock dividend.

Results of Operations

     The focus of the Company since its inception has been to research and develop safety needle products and to provide the funding for such research and development. In 1995, the Company completed a research and development laboratory in its facility in Ventura, California equipped with assembly and test equipment for product development and concept modeling. In addition, the Company completed a machine shop equipped with machine tools for fabrication of new product parts for concept modeling and assembly and test fixtures. In addition, the Company installed a Class 100,000 clean room at the Ventura facility which is currently used for the hand assembly of prototypes of the Company's products and will ultimately be used in connection with the pilot manufacturing of the Company's products on a semi-automated assembly system. For the three month period ended March 31, 1996, the Company's expenses for research and development were $177,630.

     The Company intends to continue its research and development on the Safety Syringe, Safety Phlebotomy Set and Safety Catheter to enable the Company to improve their manufacturability and to reduce manufacturing costs. The Company also intends to continue its research and development of the New Products, which are in the initial stages of development, design and prototyping. In addition, the Company intends to devote resources to the research and development of additional safety needle devices and products which incorporate the Company's proprietary retraction technology for use in the healthcare industry.

Plan of Operation

     The Federal Food, Drug and Cosmetic Act requires that a medical device must (unless exempted by regulation) be cleared by the United States Food and Drug Administration ("FDA") before being commercially distributed in the United States. From June 1995 to December 1995, the Company focused its efforts on the preparation of a 510(k) pre-market notification to be filed with the FDA for the Safety Catheter, Safety Phlebotomy Set and Safety Syringe. The Company filed the 510(k) pre-market notification for the Safety Catheter and Safety Phlebotomy Set with the FDA on December 28, 1995. On February 13, 1996 the FDA notified the Company that it may begin marketing the Safety Catheter. On March 15, 1996, the FDA notified the Company that it was holding the pre-market notification (510(k)) for the Safety Phlebotomy Set for 30 days pending receipt of the additional information requested by the Office of Device Evaluations ("ODE"). The request for additional information from the ODE was received by the Company on March 13, 1996. The Company responded by requesting a ninety day extension, which was granted on April 18, 1996. The Company anticipates that it will complete and file the 510(k) pre-market notification for the Safety
Syringe with the FDA within the fourth quarter of 1996. The Company believes that the Safety Syringe and the Safety Phlebotomy Set will be classified as a Class II device, and that such products will not require a pre-market approval ("PMA") application but will be eligible for marketing clearance through the 510(k) notification procedure based upon its substantial equivalence to a previously marketed device or devices. If any of the Company's products do not qualify for the 510(k) procedure the Company will be required to submit a PMA application with the FDA which is typically a more complex submission, usually including results of clinical studies. By statute and regulation, the FDA may take 180 days to review a PMA application, however, such time may be extended. There can be no assurance that a PMA application will be reviewed within 180 days or that a PMA application will be approved.

                                       (7)

     In 1995, the Company leased with an option to purchase approximately 26,000 square feet of space in Ventura, California. In addition to administrative offices, this facility contains a research and development laboratory equipped with assembly and test equipment for concept modeling and product development and a machine shop equipped with machine tools for fabrication of new product parts and assembly and test fixtures. The facility also contains a 3,130 square foot Class 100,000 clean room for the assembly of its prototypes and ultimately its products. The Company had originally planned to install a fully automated robotic assembly system in the remaining space at such facility to pilot manufacture its products. The Company, however, has elected not to install the fully automated robotic assembly system at this time because it is currently investigating opportunities with third parties in the United States and abroad to manufacture the Safety Syringe, the Safety Phlebotomy Set and Safety Catheter and certain of its other products under development either on a contract manufacturing basis, under licensing agreements or through other forms of joint ventures. The Company has entered into several confidentiality agreements with other companies for the purpose of exploring such opportunities. The Company is also investigating opportunities with third parties to market and distribute the Company's products. The Company anticipates that entering into alliances and licensing arrangements with third parties would enable the Company to increase the market penetration of its products more quickly than the Company could achieve on its own. The Company has not to date entered into any such arrangements and there can be no assurance the Company will be able to enter into any such arrangement on acceptable terms.

     Pending the outcome of such discussions with third parties, the Company has decided to install a semi-automated assembly system at the Ventura facility to pilot manufacture its products, which is estimated to costs approximately $300,000. The semi-automated assembly system, which will consist of a series of manual and semi-automatic stations, will be capable of producing up to 3,000,000 units per year. The assembly system will produce only one of the Company's products at a time, but will have the capability of being converted at a reasonable cost with minimal delay to manufacture a different product at such time as the Company may desire. The Company intends to complete the installation of the assembly system by the end of the third quarter of 1996 and to begin production of one of its products by the end of the fourth quarter of 1996.

     The Company has been hand assembling the number of Safety Syringes, Safety Phlebotomy Sets and Safety Catheters needed to conduct any testing required by the FDA and as necessary for internal engineering purposes. The Company has also hand assembled a limited quantity of its Safety Phlebotomy Sets and Safety Catheters for market research purposes. The Company plans to continue hand assembling such products and to hand assemble new products until such time as the Company has the capability of manufacturing the products on its semi-automated assembly system or a third party is manufacturing such products.

     Although the Company's plans may change as a result of its discussions with potential strategic allies as described above, the Company's current plan is to produce on the semi-automated assembly system at least 200,000 units of the Safety Catheter and Safety Phlebotomy Set in order to demonstrate to potential third party manufacturers the economic feasibility of the commercial production of its products and such number of its products necessary for FDA clearance. Thereafter, the Company will determine whether it will mass manufacture the Safety Phlebotomy Set or the Safety Catheter or any of its other products or components of its products for commercial sale. Although the Company originally planned to manufacture and distribute the Safety Phlebotomy Set and Safety Catheter directly, the Company may contract with third parties for all or a portion of the needed production of such products on a contract manufacturing basis, licensing arrangement or other form of joint venture. To the extent the Company decides to mass manufacture any of its products or components, the Company may need to expand its current facilities and/or lease or purchase additional manufacturing facilities and equipment.

     Initially, the Company decided not to introduce its Safety Syringe in the United States because of concerns over potential patent infringement conflicts. Since going public, the Company has continued to improve and refine the design of its Safety Syringe. As a result of improving the syringe design, the Company intends to supplement its patent filings to cover the improved syringe design. The Company now believes that its improved syringe design is free from the potential patent infringement conflicts it previously identified. Accordingly, the Company is now considering marketing its Safety Syringe in the United States. The Company is continuing to conduct infringement studies of its core products, including the Safety Syringe.


                                       (8)

     At the time of the Initial Public Offering, the Company had planned to manufacture Safety Phlebotomy Sets on a fully automated robotic assembly system for commercial sales in 1996. As a result of its discussions with third parties, the Company has revised its business plan as described above in order to further explore opportunities for licensing and/or contract manufacturing with such third parties and to focus on expanding its product lines. The Company does not expect to manufacture any significant quantity of its Safety Phlebotomy Set or any other of its products itself for commercial sale nor to produce any significant revenue from product sales in 1996. The Company may earn revenues in 1996 through a licensing or contract manufacturing arrangement or other form of joint venture with a third party, but the Company has not to date entered into any such arrangements and there can be no assurance that the Company will be able to enter into such arrangements on acceptable terms.

     As of May 9, 1996, the Company employed 27 people on a full-time basis and one person on a part-time basis. The Company anticipates increasing the number of employees in the areas of product development, manufacturing, sales and marketing. The number of employees that the Company will need to hire will vary according to the progress made in the development of the Company's pilot manufacturing plant and the extent to which the Company undertakes the manufacture, marketing and distribution of its products.

Summary of Operations

     The following is managements' discussion and analysis of certain significant factors which have affected the Company's financial position and operating results for the three months ended March 31, 1996 and March 31, 1995. The Company is in the development stage and to date has not generated any revenues from its operations. The Company does not anticipate any significant revenues from product sales during the next twelve months.

     Net Loss

         Net loss for the three months ended March 31, 1996 was $921,944 ($0.14 per share), an increase of $485,731 from the $436,213 ($0.21 per share) net loss reported for the same period in 1995. The $485,731 increase in net loss is primarily attributable to a $945,979 increase in operating expenses, partially offset by a $353,385 decrease in interest expense and a $106,863 increase in interest income. Interest expense for the three month period ended March 31, 1995 included $407,143 for the amortization of original issue discount on debt.

         The increase in operating expenses for the three month period ended March 31, 1996 is primarily attributable to (1) expenses incurred in connection with research and development activities, (2) compensation and related expenses associated with the hiring of new personnel, (3) legal and other professional expenses, (4) depreciation expenses recorded as a result of new equipment purchases, (5) market research activity, and (6) other general administrative expenses associated with the overall increase in general business activity resulting from the commencement of the Company's plan of operations following the acquisition of MDI. Through March 31, 1996, the Company has a cumulative net loss of $10,346,483.

     Liquidity and Capital Resources

         For the three month period ended March 31, 1996 and March 31, 1995, cash flows used for operations were $1,150,197 and $80,278, respectively. At March 31, 1996, cash and cash equivalents, short-term investments, and available-for-sale securities was $7,829,545, while working capital was $4,104,405. The current ratio at March 31, 1996 was 2.1 to 1.

         Of the $7,829,545 in cash and cash equivalents, short-term investments, and available-for-sale securities at March 31, 1996, $3,792,801 is restricted to collateralize borrowings the Company has made under its line of credit and equipment financing agreements. The Company is currently in negotiations with its lenders to reduce the amount of collateral required to support these credit facilities.

                                       (9)

         The Company has a line of credit and equipment financing facility with one commercial bank for $4,700,000 and $600,000, respectively, and an equipment financing facility with a second commercial bank for $500,000. The Company has additional availability against its line of credit and equipment financing facilities of $1,129,500, $438,000, and $277,700, respectively, at March 31, 1996. The line of credit facility and one of the equipment financing facilities expires on July 31, 1996; however, the Company is currently negotiating an extension of the line of credit and equipment financing facility with the bank.

         In addition, the Company in 1995 issued warrants which, if exercised by the warrant holders in 1996, could provide the Company additional funds of approximately $2,150,000, net of registration costs.

         If the warrants are fully exercised in 1996, the Company believes that it will have sufficient funds to support its operations and planned capital expenditures for the next twelve months. If the warrants are not fully exercised in 1996, the Company will need to raise additional funds through public or private financings, if significant revenue is not derived from licensing arrangements and/or other forms of joint ventures with third parties. In any event, the Company believes that it will require additional capital before it reaches profitability and positive cash flow, if at all. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy short-term or long-term capital requirements, the Company may be required to reduce substantially, or eliminate, certain areas of its product development activities, limit its operations significantly, or otherwise modify its business strategy. The Company's capital requirements will depend on many factors, including but not limited to, the progress of its research and development programs, the development of regulatory submissions and approvals, manufacturing capability, the costs associated with protecting its patents and other proprietary rights, the rate at which the Company is able to pilot manufacture and introduce its products, the market acceptance and competitive position of such products, and the levels of promotion and advertising required to launch and market such products.

         There are no other material commitments at this time.

                                      (10)

                           Part II - Other Information

Item 1 - Legal Proceedings

     None.

Item 2 - Changes in Securities

     None.

Item 3 - Defaults upon Senior Securities

     None.

Item 4 - Submissions of Matters to a Vote of Security Holders

     None.

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

     (a) List of Exhibits filed pursuant to Item 601 of Regulation S-B. The following exhibits are incorporated by reference in or filed with this Report on Form 10-QSB.

 Exhibit
  Number                              Description
  ------                              -----------

    3.1           Certificate of Incorporation of the Company.*

    3.2           Amendment to Certificate of Incorporation of the Company.*

    3.3           Bylaws of the Company.*

    4.1           Specimen of Common Stock Certificate of the Company.*

   10.1 Second Amendment to loan agreement dated April 4, 1996 among Meridian Bank, MDC Investment Holdings, Inc., The Med-Design Corporation, and MDC Research, Ltd.

   10.2 Judgement Note dated April 12, 1996 from the Company in favor of MDC Holdings, Inc.

   10.3 Amendment to Security Agreement dated April 4, 1996 between the Company and Meridian Bank.

   10.4 Demand Promissory Note dated April 4, 1996 from MDC Investment Holdings, Inc., in favor of Meridian Bank.

    27            Financial Data Schedule.

     (b) The Company filed a Report on Form 8-K on February 10, 1996 with the Commission to report a 100% common stock dividend distributed on February 26, 1996 to stockholders of record on February 12, 1996. No financial statements were filed with such Report on Form 8-K.

- - --------
* Incorporated by Reference to the Exhibits filed with the Company's Registration Statement filed on Form SB-2 filed April 7, 1996 and Amendment Nos. 1, 2 and 3 thereto (File No. 33-91014).

                                      (11)

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               The Med-Design Corporation

Date: May 9, 1996

                               /s/ James M. Donegan
                              ----------------------------------
                              James M. Donegan
                              Chief Executive Officer



                              /s/Patrick E. Rodgers
                              ----------------------------------
                              Patrick E. Rodgers
                              Chief Financial Officer
                              (Principal Accounting Officer and
                                 Principal Financial Officer)

                                      (12)