Form 10QSB
period 1996-06-30
MED-DESIGN CORP
filed 1996-08-07
CIK 943736

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
                     For the transition period from ___to___


                         Commission file number 0-25852



                           THE MED-DESIGN CORPORATION

                  Delaware                             23-2771475
                  --------                             ----------
         (State of Incorporation)               (IRS Employer ID Number)


            121 South Broad Street, Suite 310, Philadelphia, PA 19107

                                 (215) 735-2700


Check whether issuer (1) filed all reports required to be filed by Section
13 or 15(d) for the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes _X_      No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Common Stock - 6,814,570 shares Common Stock, $.01 par value, outstanding as of June 30, 1996.

                           THE MED-DESIGN CORPORATION
                                   FORM 10-QSB



INDEX

                                                                    Page Number
                                                                    -----------

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Balanced Sheets as of June 30, 1996 (unaudited)
         and as of December 31, 1995......................................   1

         Consolidated Statements of Operations for the three and six months ended June 30, 1996 and 1995 and Cumulative During
         Development Stage (unaudited)....................................   2

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 1996 and 1995 and Cumulative During Development Stage
         (unaudited).....................................................    3

         Notes to Consolidated Financial Statements (unaudited)..........  4-5

Item 2 - Management's Discussion and Analysis or Plan of Operation.......  6-8


                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings................................................   9

Item 2 - Changes in Securities............................................   9

Item 3 - Defaults upon Senior Securities..................................   9

Item 4 - Submission of Matters to a Vote of Security Holders..............   9

Item 5 - Other Information................................................   9

Item 6 - Exhibits and Reports on Form 8-K.................................   9

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30,       December 31,
                                                                   1996             1995
                                                                   ----             ----
                                                                (Unaudited)          (a)
ASSETS
Current assets:
   Cash and cash equivalents                                      $308,017          $221,229
   Short-term investments                                          524,081           511,908
   Available-for-sale securities                                 7,183,435         7,112,286
   Prepaid expenses and other current assets                       159,142            65,185
                                                              -------------      ------------
     Total current assets                                        8,174,675         7,910,608

Property, plant, and equipment, net of accumulated
   depreciation and amortization                                 1,089,657           831,955
Patents, net of accumulated amortization                           146,579           140,748
                                                              -------------      ------------
                                                                $9,410,911        $8,883,311
                                                              =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                        $4,656,500        $2,128,500
   Accounts payable                                                159,460           289,914
   Accrued expenses                                                129,561           200,819
   Due to officer                                                    9,343            35,374
   Current maturities of long-term debt and
     capital lease obligations                                     109,451           140,681
                                                              -------------      ------------

     Total current liabilities                                   5,064,315         2,795,288
                                                              -------------      ------------

Long-term debt and capital lease obligations,
less current maturities                                            399,054           277,483
                                                              -------------      ------------

     Total liabilities                                           5,463,369         3,072,771
                                                              -------------      ------------

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000
      shares authorized; no shares outstanding
   Common stock, $.01 par value, 20,000,000
     shares authorized; 6,814,570 issued
     and outstanding                                                68,146            67,786
    Additional paid-in capital                                  15,302,854        15,140,814
    Deficit accumulated during the development stage           (11,442,103)       (9,424,539)
    Unrealized gain on available-for-sale securities                18,645            26,479
                                                              -------------      ------------

     Total stockholders' equity                                  3,947,542         5,810,540
                                                              -------------      ------------
                                                                $9,410,911        $8,883,311
                                                              =============      ============

(a) Condensed from audited financial statements.



          See accompanying notes to consolidated financial statements.

                                       (1)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Cumulative
                                    During             Three Months Ended              Six Months Ended
                                 Development                 June 30,                       June 30,
                                    Stage              1996           1995            1996            1995
                                    -----              ----           ----            ----            ----
Operating expense:
   Marketing                          $273,571         $49,315                       $114,394
   General and administrative        3,393,764         611,123       $349,900       1,331,240        $366,747
   Research and development          1,249,019         462,243          5,395         639,873           5,395
   Purchased research and
    development                      5,932,770                      5,932,770                       5,932,770
                                 --------------   ------------   -------------   ------------   --------------

     Total operating expenses       10,849,124       1,122,681      6,288,065       2,085,507       6,304,912
                                 --------------   ------------   -------------   ------------   --------------

Loss from operations               (10,849,124)     (1,122,681)    (6,288,065)     (2,085,507)     (6,304,912)
Interest expense                      (969,449)        (95,352)        (5,886)       (161,960)       (435,779)
Interest income                        376,470         122,413         13,743         229,903          24,270
                                 --------------   ------------   -------------   ------------   --------------

Net loss                          $(11,442,103)    $(1,095,620)   $(6,280,208)    $(2,017,564)    $(6,716,421)
                                 ==============   ============   =============   ============   ==============

Net loss per common share                               $(0.16)        $(1.51)         $(0.30)         $(2.16)
                                                  ============   =============   ============   ==============

Weighted average common
    shares outstanding                               6,783,713      4,155,201       6,781,141       3,104,386
                                                  ============   =============   ============   ==============


          See accompanying notes to consolidated financial statements.

                                       (2)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                Cumulative During
                                                                   Development       Six Months Ended June 30,
                                                                      Stage            1996             1995
                                                                      -----            ----             ----
Cash flows from operating activities:
    Net loss                                                       ($11,442,103)   $ (2,017,564)   ($ 6,716,421)
    Adjustments to reconcile net loss to operating cash flows:
         Depreciation (net of acquisition) and amortization             129,322          80,421           4,472
         Issuance of common stock for services                          418,800
         Purchased research and development                           5,932,770                       5,932,770
         Issuance of common stock for interest                           29,985
         Issuance of warrants for services                               21,000
         Amortization of original issued discount                       650,000                         407,143
         Gain on sale of available-for-sale securities                   (4,425)
         Changes in operating assets and liabilities, net
            of effect of acquired business:                            (256,484)       (321,700)        714,124
                                                                   ------------    ------------    ------------
                  Net cash used by operating activities              (4,521,135)     (2,258,843)        342,088
                                                                   ------------    ------------    ------------
Cash flows from investing activities:
     Purchases of property and equipment                             (1,171,219)       (333,324)        (40,949)
     Additions to patents                                               (19,699)        (10,631)
     Payments for purchase of option to acquire
         Med-Design Incorporated                                       (125,000)
    Investments in available-for-sale securities, net                (7,160,365)        (78,983)
    Notes receivable funded                                             (92,500)                         (2,500)
    Purchase of short-term investment                                  (524,081)        (12,173)
                                                                   ------------    ------------    ------------
                 Net cash used by investing activities               (9,092,864)       (435,111)        (43,449)
                                                                   ------------    ------------    ------------
Cash flows from financing activities:
     (Repayment of) advances from related parties                                                      (144,302)
     (Repayment of) proceeds from short-term borrowing                                                 (500,000)
      Capital lease payments                                            (10,620)         (4,587)         (1,142)
      Proceeds from long-term borrowings                                575,210         163,712
      Repayment of long-term borrowings                                 (84,690)        (68,783)
      Proceeds from issuance of common stock, prior
            to initial public offering                                   97,250
      Proceeds from exercise of options                                  35,000          35,000
      Proceeds from issuance of common stock in
            connection with exercise of warrants                        127,400         127,400
      Proceeds from short-term borrowing                              4,656,500       2,528,000
      Repayment of acquisition note                                  (1,000,000)                     (1,000,000)
      Proceeds of initial public offering, net of offering costs      9,525,966                       9,548,965
                                                                   ------------    ------------    ------------

                 Net cash provided by financing activities           13,922,016       2,780,742       7,903,521
                                                                   ------------    ------------    ------------

Increase in cash                                                        308,017          86,788       8,202,160
Cash and cash equivalents, beginning of period                                          221,229         100,059
                                                                   ------------    ------------    ------------
Cash and cash equivalents, end of period                           $    308,017    $    308,017    $  8,302,219
                                                                   ============    ============    ============
Cash paid during the period:
Interest                                                           $    294,206    $    147,137    $     10,304
                                                                   ============    ============    ============
Noncash financing activities:
    Issuance of common stock for rights under
       option to acquire Med-Design, Inc.                          $    100,000            --              --
                                                                   ============    ============    ============
    Issuance of common stock in connection
       with short-term borrowing                                   $    650,000            --      $    150,000
                                                                   ============    ============    ============
    Capital lease obligation incurred                              $     28,606            --      $     28,606
                                                                   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                                       (3)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Significant Accounting Policies

     Basis of Presentation

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Operating results for the three and six month periods ending June 30, 1996 is not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

         The accompanying financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context requires, the "Company") and its wholly-owned subsidiaries MDC Investment Holdings, Inc. ("MDC Holdings") and MDC Research Ltd. All significant intercompany transactions and accounts are eliminated. The financial and operational results reported for the three and six month periods ended June 30, 1996 is presented on a consolidated basis; results for the same period in 1995 represents financial and operational results only for The Med-Design Corporation.

2.   Weighted Average Shares of Common Stock Outstanding

         The calculations of weighted average shares of common stock excludes outstanding options and warrants, since these securities have an anti-dilutive effect on per share data.

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




                                       (5)

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

     On March 25, 1996, the European Patent Office approved the Company's European patent application for its Safety Syringe, which was based on an international application filed November 7, 1990. The European application designates the countries of Austria, Belgium, Switzerland, Liechtenstein, Germany, Denmark, Spain, France, Great Britain, Greece, Italy, Netherlands, and Sweden for protection, and the Company will undertake to register the allowed European patent application in the designated European countries. The European patent coverage will compliment the patents that have already been allowed in Romania and Bulgaria. The Company will continue to seek additional patent protection for its products in related European patent applications.

     In June 1995, the Company entered into an agreement with the underwriter of its Initial Public Offering, pursuant to which the Company issued and sold to the underwriter, as part of its compensation, therefore, warrants to purchase an aggregate of 300,000 shares of Common Stock at $4.90 per share. The Company registered the resale of such shares by the underwriter by filing a Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on July 11, 1996.

Results of Operations

     In 1995, the Company leased with an option to purchase approximately 26,000 square feet of space in Ventura, California ("Ventura Facility"). In addition to administrative offices, the Ventura Facility contains a research and development laboratory equipped with assembly and test equipment for concept modeling and product development and a machine shop equipped with machine tools for fabrication of new product parts for concept modeling and assembly and test fixtures. The Company also installed a 3,130 square foot class 100,000 clean room at the Ventura Facility, which is currently being used for the hand assembly of prototypes of the Company's products and will ultimately be used in connection with the pilot manufacturing of the Company's products on a semi-automated assembly system. For the three and six month period ended June 30, 1996, the Company's expenses for research and development were $462,243 and $639,873, respectively.

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


                                       (6)

Plan of Operation

     The Federal Food, Drug and Cosmetic Act requires that a medical device must (unless exempted by regulation) be cleared by the United States Food and Drug Administration ("FDA") before being commercially distributed in the United States. From June 1995 to December 1995, the Company focused its efforts on the preparation of a 510(k) premarket notification to be filed with the FDA for the Safety Catheter, Safety Phlebotomy Set and Safety Syringe. The Company filed the 510(k) premarket notification for the Safety Catheter and Safety Phlebotomy Set with the FDA on December 28, 1995. On February 13, 1996 the FDA notified the Company that it may begin marketing the Safety Catheter. On March 15, 1996, the FDA notified the Company that it was holding the premarket notification 510(k) for the Safety Phlebotomy Set for 30 days pending receipt of the additional information requested by the Office of Device Evaluations ("ODE"). The request for additional information from the ODE was received by the Company on March 13, 1996. The Company responded by requesting a ninety day extension, which was granted on April 18, 1996. The Company voluntarily withdrew the 510(k) premarket notification because of modifications and improvements made to the original design of the Safety Phlebotomy Set. The Company intends to file a new 510(k) premarket notification for the modified Safety Phlebotomy Set with the FDA before the end of 1996.

     The Company also anticipates that it will complete and file the 510(k) premarket notification for the Safety Syringe with the FDA within the fourth quarter of 1996. The Company believes that the Safety Syringe and the Safety Phlebotomy Set will be classified as a Class II device, and that such products will not require a premarket approval ("PMA") application but will be eligible for marketing clearance through the 510(k) notification procedure based upon its substantial equivalence to a previously marketed device or devices. If any of the Company's products do not qualify for the 510(k) procedure the Company will be required to submit a PMA application with the FDA which is typically a more complex submission, usually including results of clinical studies. By statute and regulation, the FDA may take 180 days to review a PMA application, however, such time may be extended. There can be no assurance that a PMA application will be reviewed within 180 days or that a PMA application will be approved.

     The Company had originally planned to install a fully automated robotic assembly system at the Ventura Facility to pilot manufacture its products. The Company, however, has elected not to install the fully automated robotic assembly system at this time because it is currently investigating opportunities with third parties in the United States and abroad to manufacture the Safety Syringe, the Safety Phlebotomy Set and Safety Catheter and certain of its other products under development either on a contract manufacturing basis, under licensing agreements or through other forms of joint ventures. The Company has entered into several confidentiality agreements with other companies for the purpose of exploring such opportunities. The Company is also investigating opportunities with third parties to market and distribute the Company's products. The Company anticipates that entering into alliances and licensing arrangements with third parties would enable the Company to increase the market penetration of its products more quickly than the Company could achieve on its own. The Company has not to date entered into any such arrangements and there can be no assurance the Company will be able to enter into any such arrangement on acceptable terms.

     Pending the outcome of such discussions with third parties, the Company has decided to install a semi-automated assembly system at the Ventura Facility to pilot manufacture its products, which is estimated to costs approximately $300,000. The semi-automated assembly system, which will consist of a series of manual and semi-automatic stations, will be capable of producing up to 3,000,000 units per year. The assembly system will produce only one of the Company's products at a time, but will have the capability of being converted at a reasonable cost with minimal delay to manufacture a different product at such time as the Company may desire. The Company intends to complete the installation of the assembly system in the fourth quarter of 1996 and to begin production of one of its products by the end of the fourth quarter of 1996.


                                       (7)

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

     As of August 1, 1996, the Company employed 27 people on a full-time basis and one person on a part-time basis. The Company anticipates increasing the number of employees in the areas of product development, manufacturing, sales and marketing; however, the number of employees that the Company will need to hire will vary according to the progress made in the development of the Company's pilot manufacturing plant and the extent to which the Company undertakes the manufacture, marketing and distribution of its products.



                                       (8)

Summary of Operations

     The following is managements' discussion and analysis of certain significant factors which have affected the Company's financial position and operating results for the three and six months ended June 30, 1996 and June 30, 1995. The Company is in the development stage and to date has not generated any revenues from its operations.

     Net Loss

         Net loss for the three and six month periods ended June 30, 1996 was $1,095,620 and $2,017,564, respectively, an increase of $748,182 and $1,233,913 for the comparable periods in 1995, after excluding $5,932,770 of purchased research and development cost included in the three and six month periods of 1995. The $748,182 increase in net loss for the three month period ending June 30, 1996 is primarily attributable to a $767,386 increase in operating expenses, an increase of $89,466 in interest expense, partially offset by an increase of $108,670 in interest income. The $1,233,913 increase in net loss for the six month period ending June 30, 1996 is primarily the result of an increase of $1,713,365 in operating expenses, partially offset by a $273,819 decrease in interest expense and a $205,633 increase in interest income. Interest expense for the six month period ending June 30, 1996 included $407,143 for the amortization of original issue discount on debt.

         The increase in operating expenses for the three and six month periods ended June 30, 1996 is primarily attributable to (1) expenses incurred in connection with research and development activities, (2) compensation and related expenses associated with the hiring of new personnel, (3) legal and other professional expenses, (4) depreciation expenses recorded as a result of new equipment purchases, (5) market research activity, and (6) other general administrative expenses associated with the overall increase in general business activity resulting from the commencement of the Company's plan of operations following the acquisition of MDI. Through June 30, 1996, the Company has a cumulative net loss of $11,422,103.

     Liquidity and Capital Resources

         For the six month periods ended June 30, 1996 and 1995, cash flows used for operations were $2,258,843 and $342,088, respectively. At June 30, 1996, cash and cash equivalents, short-term investments, and available-for-sale securities was $8,015,533, while working capital was $3,110,360. The current ratio at June 30, 1996 was 1.6 to 1.

         Of the $8,015,533 in cash and cash equivalents, short-term investments, and available-for-sale securities at June 30, 1996, $5,147,020 is restricted to collateralize borrowings the Company has made under its line of credit and equipment financing agreements. The Company is currently in negotiations with its lenders to reduce the amount of collateral required to support these credit facilities.

         At June 30, 1996, the Company had a line of credit and equipment financing facility with one commercial bank for $4,700,000 and $600,000, respectively, and an equipment financing facility with a second commercial bank ("Equipment Facility") for $500,000. The Company had additional availability against its line of credit and equipment financing facilities of $43,500, $452,319, and $157,161, respectively, at June 30, 1996. On July
     11, 1996, the Company's lead commercial bank amended its loan agreement, which had previously provided for a $4,700,000 line of credit facility and a $600,000 equipment financing facility. The amended loan agreement ("Loan Agreement") provides for a $6,000,000 credit facility which can be used to
     (1) fund working capital needs and (2) finance capital equipment purchases. The Loan Agreement expires May 1, 1997. Pursuant to the terms of the Loan Agreement, all borrowings must be fully collateralized by available-for-sale securities. Under the terms of the Equipment Facility, all borrowings must be fully collateralized by a short-term investment in the form of a certificate of deposit. Also, both the Loan Agreement and Equipment Facility provide that all borrowings for equipment financing must be further collateralized by the applicable equipment financed.


                                       (9)

         In addition, the Company in 1995 issued warrants (including warrants discussed in "Business") to purchase 400,000 shares of Common Stock, of which, warrants to purchase 91,000 shares have been exercised as of August 1, 1996. The Company has received an aggregate of $445,900 upon the exercise of such warrants. If the remainder of the warrants are exercised, the Company will receive approximately an additional $1,704,000, net of registration and other costs to be paid by the Company as required under the terms of such warrants.

         The Company believes that it will have sufficient funds to support its planned operations and capital expenditures through February 28, 1997, but thereafter will need to raise additional funds through public or private financings to support its planned operations and capital expenditures. These financings may include up to approximately $1,704,000 if all of the outstanding warrants are exercised. The Company believes that it will require additional capital before it reaches profitability and positive cash flow, if at all. No assurance can be given that the outstanding warrants will be fully exercised or that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy short-term or long-term capital requirements, the Company may be required to reduce substantially, or eliminate, certain areas of its product development activities, limit its operations significantly, or otherwise modify its business strategy. The Company's capital requirements will depend on many factors, including but not limited to, the progress of its research and development programs, the development of regulatory submissions and approvals, manufacturing capability, the costs associated with protecting its patents and other proprietary rights, the rate of which the Company is able to manufacture and introduce its products, and the levels of promotion and advertising required to launch and market such products.

         There are no other material commitments at this time.


                                      (10)

                           Part II - Other Information

Item 1 - Legal Proceedings

     None.

Item 2 - Changes in Securities

     None.

Item 3 - Defaults upon Senior Securities

     None.

Item 4 - Submissions of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders (the "Meeting") on May 15, 1996. The Company solicited proxies in connection with the Meeting. At the record date of the Meeting (April 1, 1996), there were 6,778,570 shares of Common Stock outstanding and entitled to vote. The following were the matters voted upon at the Meeting.


     1.   Election of Directors. The following directors were elected at the
          Meeting: James M. Donegan, Gary L. Crocker, John F. Kelley, John S. Marr, John A. Botich, Joseph N. Bongiovanni III, and Gilbert M. White. The number of votes cast and withheld from each director are as follows:


             DIRECTORS                          FOR        WITHHELD
             ---------                          ---        --------

             James M. Donegan                5,436,025      30,200

             Gary L. Crocker                 5,436,025      30,200

             John F. Kelley                  5,436,025      30,200

             John S. Marr                    5,436,025      30,200

             John A. Botich                  5,436,025      30,200

             Joseph N. Bongiovanni, III      5,436,025      30,200

             Gilbert M. White                5,436,025      30,200



     2. Ratification of Auditors. The appointment of Coopers & Lybrand, LLP as the Company's independent auditors for the year ending December 31, 1996 was ratified by the following vote of Common Stock:


                          FOR           AGAINST       ABSTAIN

                       5,463,013           0           3,212


     3. Approval of Company's Non-Qualified Stock Option Plan. The vote of the Common Stockholders for the proposal to approve the Company's Non-Qualified Stock Option Plan is as follows:

                          FOR        AGAINST        ABSTAIN
                          ---        -------        -------

                       4,168,489      15,920        4,512



                                      (11)

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

    3.1       Certificate of Incorporation of the Company.*

    3.2       Amendment to Certificate of Incorporation of the Company.*

    3.3       Bylaws of the Company.*

    4.1       Specimen of Common Stock Certificate of the Company.*

   10.1 Third Amendment to loan agreement dated July 11, 1996 among Meridian Bank, MDC Investment Holdings, Inc., The Med-Design Corporation, and MDC Research, Ltd.

   10.2 Judgement Note dated July 11, 1996 from the Company in favor of MDC Holdings, Inc.

   10.3 Demand Promissory Note dated July 11, 1996 from MDC Investment Holdings, Inc., in favor of Meridian Bank.

    27        Financial Data Schedule.

     (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1996.




- ---------------
* Incorporated by Reference to the Exhibits filed with the Company's Registration Statement filed on Form SB-2 filed April 7, 1996 and Amendment Nos. 1, 2 and 3 thereto (File No. 33-91014).

                                      (12)

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           The Med-Design Corporation
Date: August 7, 1996

                                           /s/James M. Donegan
                                           ----------------------------------
                                           James M. Donegan
                                           Chief Executive Officer



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


                                      (13)

                                  EXHIBIT INDEX


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

    3.1           Certificate of Incorporation of the Company.*

    3.2           Amendment to Certificate of Incorporation of the Company.*

    3.3           Bylaws of the Company.*

    4.1           Specimen of Common Stock Certificate of the Company.*

   10.1 Third Amendment to loan agreement dated July 11, 1996 among Meridian Bank, MDC Investment Holdings, Inc., The Med-Design Corporation, and MDC Research, Ltd.

   10.2 Judgement Note dated July 11, 1996 from the Company in favor of MDC Holdings, Inc.

   10.3 Demand Promissory Note dated July 11, 1996 from MDC Investment Holdings, Inc., in favor of Meridian Bank.

    27            Financial Data Schedule.


 ------------------
 * Incorporated by Reference to the Exhibits filed with the Company's Registration Statement filed on Form SB-2 filed April 7, 1996 and Amendment Nos. 1, 2 and 3 thereto (File No. 33-91014).