Form 10QSB
period 1996-09-30
MED-DESIGN CORP
filed 1996-11-12
CIK 943736

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
                     For the transition period from ___to___


                         Commission file number 0-25852



                           THE MED-DESIGN CORPORATION

                  Delaware                              23-2771475
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

                               Yes  |X|   No___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Common Stock - 6,899,570 shares Common Stock, $.01 par value, outstanding as of November 8, 1996.

                           THE MED-DESIGN CORPORATION
                                   FORM 10-QSB



INDEX

                                                                    Page Number
                                                                    -----------

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Balanced Sheets as of September 30, 1996
         (unaudited) and as of December 31, 1995......................    1

         Consolidated Statements of Operations for the three
         and nine months ended September 30, 1996 and 1995
         and Cumulative During Development Stage (unaudited)..........    2

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1996 and 1995 and
         Cumulative During Development Stage (unaudited)..............    3

         Notes to Consolidated Financial Statements (unaudited).......    4

Item 2 - Management's Discussion and Analysis or Plan of Operation.... 5-10


                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings............................................   11

Item 2 - Changes in Securities........................................   11

Item 3 - Defaults upon Senior Securities..............................   11

Item 4 - Submission of Matters to a Vote of
         Security Holders.............................................   11

Item 5 - Other Information............................................   11

Item 6 - Exhibits and Reports on Form 8-K.............................   11

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS


                                                                     September 30,         December 31,
                                                                         1996                  1995
                                                                  -------------------   ----------------
                                                                      (Unaudited)              (a)

ASSETS

Current assets:
   Cash and cash equivalents                                            $    196,646    $    221,229
   Short-term investments                                                    524,081         511,908
   Available-for-sale securities                                           7,142,987       7,112,286
   Prepaid expenses and other current assets                                 129,967          65,185
                                                                        ------------    ------------
     Total current assets                                                  7,993,681       7,910,608
Property, plant, and equipment, net of accumulated
   depreciation and amortization                                           1,138,448         831,955
Patents, net of accumulated amortization                                     149,671         140,748
                                                                        ------------    ------------
                                                                        $  9,281,800    $  8,883,311
                                                                        ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                $  5,404,500    $  2,128,500
   Accounts payable                                                          150,179         289,914
   Accrued expenses                                                          104,602         200,819
   Due to officer                                                                             35,374
   Current maturities of long-term debt and capital lease obligations        166,393         140,681
                                                                        ------------    ------------
     Total current liabilities                                             5,825,674       2,795,288
                                                                        ------------    ------------
Long-term debt and capital lease obligations, less current maturities        301,599         277,483
                                                                        ------------    ------------
     Total liabilities                                                     6,127,273       3,072,771
                                                                        ------------    ------------
Commitments and contingencies

Stockholders' equity:

    Preferred stock, $.01 par value, 5,000,000 shares authorized;
      no shares outstanding

   Common stock, $.01 par value, 20,000,000 shares authorized;
      6,889,570 issued and outstanding                                        68,896          67,786

    Additional paid-in capital                                            15,669,604      15,140,814

    Deficit accumulated during the development stage                     (12,576,029)     (9,424,539)
    Unrealized gain (loss) on available-for-sale securities                   (7,944)         26,479
                                                                        ------------    ------------
     Total stockholders' equity                                            3,154,527       5,810,540
                                                                        ------------    ------------
                                                                        $  9,281,800    $  8,883,311
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

                                      (1)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                  Cumulative
                                    During            Three Months Ended               Nine Months Ended
                                 Development             September 30,                   September 30,
                                    Stage            1996            1995            1996           1995
                                    -----            ----            ----            ----           ----

Operating expense:
   Marketing                    $    329,200    $     55,629                      $  170,023
   General and administrative      3,996,004         602,240    $    578,728       1,933,480    $    945,475
   Research and development        1,716,725         467,706         114,281       1,107,579         119,676
   Purchased research and
       development                 5,932,770                                                       5,932,770
                                ------------    ------------    ------------    ------------    ------------



     Total operating expenses     11,974,699       1,125,575         693,009       3,211,082       6,997,921
                                ------------    ------------    ------------    ------------    ------------

Loss from operations             (11,974,699)     (1,125,575)       (693,009)     (3,211,082)     (6,997,921)
Interest expense                  (1,078,709)       (109,260)         (3,613)       (271,220)       (439,392)
Interest income                      477,379         100,909          31,462         330,812          55,732
                                ------------    ------------    ------------    ------------    ------------
Net loss                        ($12,576,029)   ($ 1,133,926)   ($   665,160)   ($ 3,151,490)   ($ 7,381,581)
                                ============    ============    ============    ============    ============

Net loss per common share                       ($      0.17)   ($      0.10)   ($      0.46)   ($      1.69)
                                                ============    ============    ============    ============
Weighted average common
   shares outstanding                              6,863,429       6,778,570       6,808,771       4,377,664
                                                ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

                                       (2)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                    Cumulative During
                                                                       Development       Nine Months Ended September 30,
                                                                         Stage              1996             1995
                                                                         -----              ----             ----
Cash flows from operating activities:
    Net loss                                                           ($12,576,029)   $ (3,151,490)   ($ 7,381,581)
    Adjustments to reconcile net loss to operating cash flows:
         Depreciation (net of acquisition) and amortization                 179,650         130,749          15,412
         Issuance of common stock for services                              418,800
         Purchased research and development                               5,932,770                       5,932,770
         Issuance of common stock for interest                               29,985
         Issuance of warrants for services                                   21,000
         Amortization of original issued discount                           650,000                         407,143
         Gain on sale of available-for-sale securities                       (4,425)
         Changes in operating assets and liabilities, net
            of effect of acquired business:                                (270,890)       (336,108)        (27,903)
                                                                       ------------    ------------    ------------
                  Net cash used by operating activities                  (5,619,139)     (3,356,849)     (1,054,159)
                                                                       ------------    ------------    ------------
Cash flows from investing activities:
    Purchases of property and equipment                                  (1,267,937)       (430,042)       (366,844)
    Additions to patents                                                    (25,191)        (16,123)
    Payments for purchase of option to acquire
         Med-Design Incorporated                                           (125,000)
    Investments in available-for-sale securities, net                    (7,146,506)        (65,124)
    Notes receivable funded                                                 (92,500)                         (2,500)
    Purchase of short-term investment                                      (524,081)        (12,173)
                                                                       ------------    ------------    ------------
                 Net cash used by investing activities                   (9,181,215)       (523,462)       (369,344)
                                                                       ------------    ------------    ------------
Cash flows from financing activities:
     (Repayment of) advances from related parties                                                          (144,302)
     (Repayment of) proceeds from short-term borrowing                                                     (650,000)
      Capital lease payments                                                (12,961)         (6,928)         (3,386)
      Proceeds from long-term borrowings                                    575,210         163,712         102,986
      Repayment of long-term borrowings                                    (122,865)       (106,956)
      Proceeds from issuance of common stock, prior
            to initial public offering                                       97,250
      Proceeds from exercise of options                                      35,000          35,000
      Proceeds from issuance of common stock in
            connection with exercise of warrants                            494,900         494,900
      Proceeds from short-term borrowing                                  5,404,500       3,276,000       1,150,000
      Repayment of acquisition note                                      (1,000,000)                     (1,000,000)
      Proceeds of initial public offering, net of offering costs          9,525,966                       9,548,965
                                                                       ------------    ------------    ------------
                  Net cash provided by financing activities              14,997,000       3,855,728       9,004,263
                                                                       ------------    ------------    ------------
Increase in cash                                                            196,646         (24,583)      7,580,760
Cash and cash equivalents, beginning of period                                              221,229         100,059
                                                                       ------------    ------------    ------------
Cash and cash equivalents, end of period                               $    196,646    $    196,646    $  7,680,819
                                                                       ============    ============    ============
Cash paid during the period:
Interest                                                               $    382,289    $    235,220    $     64,497
                                                                       ============    ============    ============
Noncash financing activities:

    Issuance of common stock for rights under
       option to acquire Med-Design, Inc.                              $    100,000            --              --
                                                                       ============    ============    ============
    Issuance of common stock in connection
       with short-term borrowing                                       $    650,000            --      $    150,000
                                                                       ============    ============    ============
    Capital lease obligation incurred                                  $     28,606            --      $     28,606
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

                                      (3)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Significant Accounting Policies

     Basis of Presentation

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Operating results for the three and nine month periods ending September 30, 1996 is not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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



                                       (4)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

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

     The Company also has several new products which are in the beginning stages of development. These new product developments include the In-Line Y-Port Injectable Access Needle, the Pre-filled Ampule Injector, the MDC Closed Injection System Injector, the Self-Contained Pre-Filled Syringe and the Pre-Filled Vial Injector (collectively, the "New Products"). These products also incorporate the Company's proprietary retraction technology and are designed to reduce the incidence of accidental needlesticks. The Company has developed various sizes and designs of these products to accommodate the specific requirements of potential strategic allies for medical and dental applications.

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

     In June 1995, the Company entered into an agreement with the underwriter of its Initial Public Offering, pursuant to which the Company issued and sold to the underwriter, as part of its compensation arrangement warrants to purchase an aggregate of 300,000 shares of Common Stock at $4.90 per share. All of the foregone warrants are immediately exercisable. The Company registered the resale of such shares by the underwriter by filing a Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on July 11, 1996.

Results of Operations

     In 1995, the Company leased with an option to purchase approximately 26,000 square feet of space in Ventura, California ("Ventura Facility"). In addition to administrative offices, the Ventura Facility contains a research and development laboratory equipped with assembly and test equipment for concept modeling and product development and a machine shop equipped with machine tools for fabrication of new product parts for concept modeling and assembly and test fixtures. The Company also installed a 3,130 square foot class 100,000 clean room at the Ventura Facility, which is currently being used for the hand assembly of prototypes of the Company's products and will ultimately be used in connection with the pilot manufacturing of the Company's products on a semi-automated assembly system. For the three and nine month period ended September 30, 1996, the Company's expenses for research and development were $467,706 and $1,107,579, respectively.

     The Company intends to continue its research and development on the Safety Syringe, Safety Phlebotomy Set and Safety Catheter in order to improve their manufacturability and reduce manufacturing costs. The Company also intends to continue its research and development of the New Products, which are in the initial stages of development, design and prototyping. In addition, the Company intends to devote resources to the research and development of additional safety needle devices and products which incorporate the Company's proprietary retraction technology for use in the healthcare industry.


                                       (6)

Plan of Operation

     The Federal Food, Drug and Cosmetic Act requires that a medical device must (unless exempted by regulation) be cleared by the United States Food and Drug Administration ("FDA") before being commercially distributed in the United States. From June 1995 to December 1995, the Company focused its efforts on the preparation of a 510(k) premarket notification to be filed with the FDA for the Safety Catheter, Safety Phlebotomy Set and Safety Syringe. The Company filed the 510(k) premarket notification for the Safety Catheter and Safety Phlebotomy Set with the FDA on December 28, 1995. On February 13, 1996 the FDA notified the Company that it may begin marketing the Safety Catheter. On March 15, 1996, the FDA notified the Company that it was holding the premarket notification 510(k) for the Safety Phlebotomy Set for 30 days pending receipt of the additional information requested by the Office of Device Evaluations ("ODE"). The request for additional information from the ODE was received by the Company on March 13, 1996. The Company responded by requesting a ninety day extension, which was granted on April 18, 1996. The Company voluntarily withdrew the 510(k) premarket notification because of modifications and improvements made to the original design of the Safety Phlebotomy Set. The Company presently intends to file a new 510(k) premarket notification for the modified Safety Phlebotomy Set with the FDA within the next 120 days.

     The Company also anticipates that it will complete and file the 510(k) premarket notification for the Safety Syringe with the FDA within the second quarter of 1997. The Company believes that the Safety Syringe and the Safety Phlebotomy Set will be classified as a Class II device, and that such products will not require a premarket approval ("PMA") application but will be eligible for marketing clearance through the 510(k) notification procedure based upon its substantial equivalence to a previously marketed device or devices. If any of the Company's products do not qualify for the 510(k) procedure the Company will be required to submit a PMA application with the FDA which is typically a more complex submission, usually including results of clinical studies. By statute and regulation, the FDA may take 180 days to review a PMA application, however, such time may be extended. There can be no assurance that a PMA application will be reviewed within 180 days or that a PMA application will be approved.

     The Company had originally planned to install a fully automated robotic assembly system at the Ventura Facility to pilot manufacture its products. The Company, however, has elected not to install the fully automated robotic assembly system at this time because it is currently investigating opportunities with third parties in the United States and abroad to manufacture the Safety Syringe, the Safety Phlebotomy Set, Safety Catheter and certain of its other products under development either on a contract manufacturing basis, under licensing agreements, or through other forms of joint ventures. The Company has entered into several confidentiality agreements with companies for the purpose of exploring such opportunities. The Company is also investigating opportunities with third parties to market and distribute the Company's products. The Company anticipates that entering into alliances and licensing arrangements with third parties would enable the Company to increase the market penetration of its products more quickly than the Company could achieve on its own. The Company has not to date entered into any such arrangements and there can be no assurance the Company will be able to enter into any such arrangement on acceptable terms.

     Pending the outcome of such discussions with third parties, the Company has decided to install a semi-automated assembly system at the Ventura Facility to pilot manufacture its products, which is estimated to cost approximately $300,000. The semi-automated assembly system, which will consist of a series of manual and semi-automatic stations, will be capable of producing up to 3,000,000 units per year. The assembly system will produce only one of the Company's products at a time, but will have the capability of being converted at a reasonable cost with minimal delay to manufacture a different product at such time as the Company may desire. The Company intends to complete the installation of the assembly system in the fourth quarter of 1996 and to begin production of one of its products by the end of the fourth quarter of 1996.


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

     Initially, the Company decided not to introduce its Safety Syringe in the United States because of concerns over potential patent infringement conflicts. Since going public, the Company has continued to improve and refine the design of its Safety Syringe. As a result of improving the syringe design, the Company intends to supplement its patent filings to cover the improved syringe design. The Company now believes that its improved syringe design is free from the potential patent infringement conflicts it previously identified. Accordingly, the Company is considering marketing a Safety Syringe in accordance with its improved design in the United States and entering into mutually beneficial licensing arrangements as necessary to resolve any further potential patent conflicts with third parties. The Company is continuing to conduct infringement studies of its core products, including the Safety Syringe.

     As of November 1, 1996, the Company employed 28 people on a full-time basis and one person on a part-time basis. The Company anticipates increasing the number of employees in the areas of product development, manufacturing, sales and marketing; however, the number of employees that the Company will need to hire will vary according to the progress made in the development of the Company's pilot manufacturing plant and the extent to which the Company undertakes the manufacture, marketing and distribution of its products.



                                       (8)

Summary of Operations

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results for the three and nine months ended September 30, 1996 and September 30, 1995. The Company is in the development stage and to date has not generated any revenues from its operations.

     Net Loss

         Net loss for the three and nine month periods ended September 30, 1996 was $1,133,926 and $3,151,490, respectively, an increase of $468,766 and $1,702,679 for the comparable periods in 1995, after excluding $5,932,770 of purchased research and development cost included in the nine month period of 1995. The $468,766 increase in net loss for the three month period ended September 30, 1996 is primarily attributable to a $432,566 increase in operating expenses, an increase of $105,647 in interest expense, partially offset by an increase of $69,447 in interest income. The $1,702,679 increase in net loss for the nine month period ended September 30, 1996 is primarily the result of a $2,145,931 increase in operating expenses, partially offset by a $168,172 decrease in interest expense and a $275,080 increase in interest income. Interest expense for the nine month period ended September 30, 1995 included $407,143 for amortization of original issue discount on debt.

         The increase in operating expenses for the three and nine month periods ended September 30, 1996 is primarily attributable to (1) expenses incurred in connection with research and development activities, (2) compensation and related expenses associated with the hiring of new personnel, (3) legal and other professional expenses, (4) depreciation expenses recorded as a result of new equipment purchases, (5) market research activity, and (6) other general administrative expenses associated with the overall increase in general business activity resulting from the commencement of the Company's plan of operations following the acquisition of MDI. Through September 30, 1996, the Company has a cumulative net loss of $12,576,029.

     Liquidity and Capital Resources

         For the nine month periods ended September 30, 1996 and 1995, cash flows used for operations were $3,356,849 and $1,054,159, respectively. At September 30, 1996, cash and cash equivalents, short-term investments, and available-for-sale securities were $7,863,714, while working capital was $2,168,007. The current ratio at September 30, 1996 was 1.4 to 1.

         Of the $7,863,714 in cash and cash equivalents, short-term investments, and available-for-sale securities at September 30, 1996, $5,856,854 is restricted to collateralize borrowings the Company has made under its line of credit and equipment financing agreements. The Company is currently in negotiations with its lenders to reduce the amount of collateral required to support these credit facilities. There is no assurance, however, that the Company will be successful in its efforts to reduce the amount of collateral currently required by its lenders and on what terms such reduction may be negotiated by the Company.

         At September 30, 1996, the Company had a line of credit with one commercial bank ("Loan Agreement") for $6,000,000 and an equipment financing facility with a second commercial bank ("Equipment Facility") for $500,000. The Company had additional availability against its line of credit and equipment financing facility of $465,110 and $181,036, respectively, at September 30, 1996. The Loan Agreement provides for a credit facility which can be used to (1) fund working capital needs and (2) finance capital equipment purchases. Pursuant to the terms of the Loan Agreement, all borrowings must be fully collateralized by available-for-sale securities. Under the terms of the Equipment Facility, all borrowings must be fully collateralized by a short-term investment in the form of a certificate of deposit. Also, both the Loan Agreement and Equipment Facility provide that all borrowings for equipment financing must be further collateralized by applicable equipment financed. The Loan Agreement expires May 1, 1997. The Company is currently negotiating an increase in the availability under the Loan Agreement. There is no assurance that the Company will be successful in negotiating the availability under the Loan Agreement and on what terms such any increase will be made available to the Company.

                                       (9)

         In addition, in 1995 the Company issued warrants (including warrants discussed in "Business Overview" above) to purchase 400,000 shares of Common Stock, of which, warrants to purchase 111,000 shares have been exercised as of November 8, 1996, of which 101,000 were exercised as of September 30, 1996. The Company has received an aggregate of $543,900 upon the exercise of such warrants. If the remainder of the warrants are exercised, the Company will receive approximately an additional $1,606,000, net of registration and other costs to be paid by the Company as required under the terms of such warrants.

         The Company believes that it will have sufficient funds to support its planned operations and capital expenditures through February 28, 1997, but thereafter the Company believes that it will need to raise additional funds through public or private financings to support its planned operations and capital expenditures. In addition to those monies that would be received upon the exercise of the foregone warrants, the Company believes that it will require additional capital before it reaches profitability and positive cash flow, if at all. No assurance can be given that the outstanding warrants will be fully exercised or that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy short-term or long-term capital requirements, the Company may be required to reduce substantially, or eliminate, certain areas of its product development activities, limit its operations significantly, or otherwise modify its business strategy. The Company's capital requirements will depend on many factors, including but not limited to, the progress of its research and development programs, the development of regulatory submissions and approvals, manufacturing capability, the costs associated with protecting its patents and other proprietary rights, the rate of which the Company is able to manufacture and introduce its products, and the levels of promotion and advertising required to launch and market such products.

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

     None.

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

     (a) List of Exhibits filed pursuant to Item 601 of Regulation S-B. The following exhibit is filed with this Report on Form 10-QSB.

 Exhibit
  Number                     Description
  ------                     -----------

    27          Financial Data Schedule.



   (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1996.





                                      (11)

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           The Med-Design Corporation
Date: November 8, 1996



                                        /s/ James M. Donegan
                                        ------------------------------
                                           James M. Donegan
                                           Chief Executive Officer




                                        /s/ Patrick E. Rodgers
                                        ------------------------------
                                           Patrick E. Rodgers
                                           Chief Financial Officer
                                           (Principal Accounting Officer and
                                              Principal Financial Officer)


                                      (12)

                                  EXHIBIT INDEX


 Exhibit
  Number                                Description
  ------                                -----------





    27            Financial Data Schedule.



                                      (13)