Form 10KSB
period 1996-12-31
MED-DESIGN CORP
filed 1997-03-27
CIK 943736

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD
         FROM _____ to ______

Commission file number 0-25852

                           THE MED-DESIGN CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                 Delaware                                 23-2771475
     -------------------------------                  -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

   121 South Broad Street, Suite 310, Philadelphia, PA              19107
   ---------------------------------------------------            ----------
        (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number:  (215) 735-2700

Securities registered under Section 12(b) of the Act:

   Title of each class             Name of each exchange on which registered

         None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $0.01 Per Share
                     ---------------------------------------
                                (Title of Class)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X     No
                                   ---       ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The Issuer's revenues for fiscal year ended December 31, 1996:  None

The aggregate market value of voting stock held by non-affiliates of the registrant (computed by reference to the last reported sale price of such stock on March 14, 1997): $71,294,130.00.

The number of shares of common stock, par value $0.01 per share, outstanding as of March 14, 1997: 7,921,570.

Documents incorporated by reference:

Certain portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders (which is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this Report.

             Total number of consecutively numbered pages is _____.

                     The Exhibit Index appears on page ___.

                           FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report contains forward-looking statements relating to such matters as anticipated business performance, business prospects, technological developments, product development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, The Med-Design Corporation (the "Company") notes that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections of this Annual Report entitled "Business - Products Under Development," "Business - Research and Development," "Business - Marketing and Sales," "Business - Manufacturing," "Business - Patents and Proprietary Rights," "Business - Government Regulation," "Management's Discussion and Analysis or Plan of Operation - Results of Operation," "Management's Discussion and Analysis or Plan of Operation - Plan of Operation," "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company files from time to time with the Securities and Exchange Commission and in public communications made by the Company.

                                     PART I

ITEM 1. BUSINESS

General Development of the Company

     The Company was incorporated in Delaware on November 14, 1994. On February 28, 1995, The Med-Design Corporation, a Pennsylvania corporation, incorporated on December 13, 1993, was merged with and into the Company.

     The Company was formed to acquire Med-Design, Inc., a California corporation ("MDI") incorporated on October 26, 1990, which owned patent and proprietary rights to certain safety medical devices, including the Safety Syringe, the Safety Phlebotomy Set and the Safety Catheter (as hereinafter defined).

     On March 14, 1995, the Company organized a wholly-owned subsidiary, MDC Investment Holdings, Inc. ("MDC Holdings"), under the laws of the State of Delaware. The Company entered into an Agreement of Merger on April 5, 1995 (the "Merger Agreement") with MDC Holdings and MDI, pursuant to which MDI merged with and into MDC Holdings, the surviving corporation (the "Merger"), and the Company issued and delivered 1,219,742 shares of Common Stock to the MDI shareholders in exchange for their shares of MDI common stock. In addition, the Company issued a non-interest bearing promissory note in the principal amount of $1,000,000 (the "Note") payable to the former MDI shareholders, which was collateralized by all of the issued and outstanding shares of the common stock, $0.01 par value per share, of MDC Holdings. In connection with the Merger, the Company issued and delivered 3,572 shares of Common Stock to certain creditors of MDI to satisfy $12,500 of outstanding obligations of MDI and 24,000 shares of Common Stock to a former noteholder of MDI to satisfy an obligation of MDI. The Company paid the
Note in full from the net proceeds of the Company's Initial Public Offering (as defined below).

     As a result of the Merger, MDC Holdings became the sole owner of all of the worldwide intellectual property rights of MDI including patents, patent applications, trademarks and trademark applications relating to the Safety Syringe, Safety Phlebotomy Set and Safety Catheter.

     Immediately following the consummation of the Merger, MDC Holdings transferred all of the assets it acquired in the Merger, other than its patents and other intellectual property, and all of its liabilities to MDC Research Ltd., a California corporation and wholly-owned subsidiary of MDC Holdings.

     In June 1995, the Company completed an initial public offering of 3,450,000 shares of Common Stock, par value $0.01 per share (the "Initial Public Offering"). The net proceeds to the Company from the Initial Public Offering were approximately $9,526,000.

Description of the Business of the Company

     The Company designs and develops safety medical devices intended to reduce the incidence of accidental needlesticks. The Company has three core products under development: the Retractable Needle Hypodermic Syringe (the "Safety Syringe"), the Retractable Needle Vacuum Tube Phlebotomy Set (the "Safety Phlebotomy Set") and the Retractable Needle Intravenous Catheter Insertion Device (the "Safety Catheter"). These products are similar in appearance and size to the standard devices in use. Such products incorporate the Company's novel proprietary retraction technology that enables a health care professional, with no substantial change in operating technique and using one hand, to permanently retract the needle into the body of the device which can then be safely discarded.

     The Company also has several new products which are in the beginning stages of development. These new product developments include the In-Line Y Port Injectable Access Needle, the Pre-Filled Ampule Injector, the MDC Closed Injection System Injector, the Self-Contained Pre-Filled Syringe and the Pre-Filled Vial Injector. These products also incorporate the Company's proprietary retraction technology and are designed to reduce the incidence of accidental needlesticks. The Company has developed various sizes and designs of these products to accommodate the specific requirements of potential strategic allies for medical and dental applications.

     The Company believes that its safety medical devices can assist employers in meeting standards promulgated by Occupational Safety and Health Administration ("OSHA") to help eliminate or minimize occupational exposure to bloodborne pathogens. The Company has patent rights and patents pending with respect to certain of its products in the United States and certain foreign countries.

         The Company's headquarters are located at Suite 310, North American Building, 121 South Broad Street, Philadelphia, Pennsylvania 19107. The Company's telephone number is (215) 735-2700.

Industry

     Accidental Needlesticks

     Needles for hypodermic syringes, phlebotomy sets and intravenous catheters are used for introducing drugs and other fluids into the body and drawing out blood and other bodily fluids. Among the applications for needles are the injection of drugs (hypodermic needles), the drawing of blood (phlebotomy sets) and the infusion of drugs and nutrients (catheters). There is an increasing awareness of the potential danger of infections and illness that result from accidental needlesticks and of the need for safer needle devices which reduce the number of accidental needlesticks that occur each year. Needles can be broadly categorized as standard needles and safety needles. Safety needles are designed to perform the same functions as standard needles and to reduce the risk of accidental needlesticks and the potential danger of infections and illnesses resulting therefrom.

     Infections contracted as a result of accidental needlesticks are a major concern to healthcare institutions, healthcare workers, sanitation and environmental services workers and the regulatory agencies charged with the task of making their working environment safe. Accidental needlesticks may result in the spread of infectious diseases such as Hepatitis B, HIV, which may lead to AIDS, diphtheria, gonorrhea, typhus, herpes, malaria, rocky mountain spotted fever, syphilis and tuberculosis. According to a December 1992 report issued by the American Hospital Association (the "AHA"), an estimated 800,000 occupational needlesticks occur nationwide each year. The number of reported needlesticks, however, is believed to be only a portion of the actual number of occurrences.

     The possibility of healthcare workers becoming infected from contaminated needles has caused, and continues to cause, a great deal of concern in the healthcare field and the agencies regulating that area. OSHA has adopted regulations requiring employers to institute universal precautions to prevent contact with blood and other potentially infectious materials. OSHA's regulations also require employers to establish engineering controls (e.g., sharps disposal containers and self-sheathing needles) and safe work practices to ensure compliance with these universal precautions. OSHA does not mandate specific technologies; rather, employers are permitted to choose the most appropriate and effective safety control devices to meet their specific institutional needs. According to OSHA guidelines, while employers do not have to institute the most sophisticated engineering controls, they must evaluate the effectiveness of existing controls and evaluate the feasibility of instituting more advanced engineering controls. OSHA specifically prohibits the recapping, bending or removal of needles, unless there is no feasible alternative or if required for a specific medical procedure. If recapping, bending or removal is necessary, workers must use either a mechanical device or a one-handed technique.

     In April 1992, the United States Food and Drug Administration ("FDA") issued a safety alert to hospitals warning of the risks of needlestick injuries from the use of hypodermic needles with intravenous equipment. Among other things, the safety alert stated that although the FDA could not recommend specific products, it urged the use of needleless systems or recessed needle system devices with a fixed safety feature. According to the alert, (1) a fixed safety feature should provide a barrier between the hands and needle after use;
(2) the safety feature should allow or require the worker's hand to remain behind the needle at all times; (3) the safety feature should be an integral part of the device, and not an accessory; (4) the safety feature should be in effect before disassembly and remain in effect after disposal to protect the users and trash haulers and for environmental safety; and (5) the safety feature should be as simple as possible, and require little or no training to use effectively.

     In addition, the U.S. government's Centers for Disease Control and the National Institute of Health have published guidelines that specify that needles should not be re-sheathed, bent, broken, removed from disposable syringes or otherwise manipulated by hand because of the potential for needle stick injury, with the associated risk of blood-related infection.

     As a result of the above mentioned regulations and guidelines, healthcare institutions utilize equipment, including safety needles, and work practices that offer greater protection for healthcare workers than previously provided.

     Market for Needles and Safety Needles

     Safety Needle Syringes. The Company's marketing strategy for its Safety Syringe sales will be directed at the foreign markets, principally Western Europe and Japan. The Company is also reassessing the possibilities for marketing the Safety Syringe in United States. Based upon the limited data available, the Company estimates the market for disposable syringes and needles in Western Europe and Japan was approximately 5.2 billion units in 1995, and is projected to increase to approximately 6.0 billion units in 1998. There is presently no data available to the Company to determine what percentage safety syringe and needle devices have or will have of the overall disposable syringe and needle market in Western Europe and Japan.

     Phlebotomy Sets. Based upon the limited data available, the Company estimates that the annual United States market for vacuum tube phlebotomy sets was approximately 1.5 billion units in 1995 and that the worldwide market for phlebotomy sets is two times the size of the United States market, implying a total annual worldwide market of approximately 3 billion units in 1995. The Company does not have more current data. There is presently no data available to the Company to determine what percentage safety phlebotomy sets have or will have of the overall market for phlebotomy sets.

     Intravenous Catheters. According to a Report on Catheters dated January 1996 by Theta Corporation, approximately 228 million catheters would be sold in the United States in 1995, and approximately 620 million catheters would be sold worldwide in 1995. The Company believes that its Safety Catheter will have a broad application for catheter placement which requires insertion of the catheter entry cannula using a steel needle. The types of catheters which require a catheter insertion device include intravenous, central venous, oximetry, thermodilution, radiology and angiographic catheters, which according to a July 1993 Theta Corporation Report, constitute approximately 50% of the total unit market for catheters. The January 1996 Theta Corporation Report estimates that the unit market annual growth rate for I.V. catheter devices worldwide to be approximately 10% through 2000. The January 1996 Theta Corporation projects that the market for I.V. catheter devices in 1996 will be approximately 679 million units worldwide. There is presently no data available to the Company to determine what percentage safety catheter insertion devices have or will have of the overall market for catheter insertion devices.

Products Under Development

     The Company is completing the development and design of its three core products: the Safety Syringe, Safety Phlebotomy Set and Safety Catheter (collectively, "Core Products"). The Company continues to modify and enhance the design of such products in order to improve manufacturability and to reduce manufacturing costs. The Company has developed prototypes for such products, but the additional modifications to their design will require the development of a second generation of prototypes.

     Safety Syringe. The Safety Syringe consists of a cylindrical syringe barrel, holding an injection needle which with no substantial change in operating technique and using one hand can be safely retracted automatically within a specially designed syringe plunger. The Safety Syringe is similar in appearance, size and performance to a standard disposable syringe. The operation of the Safety Syringe is conventional up to the point where the plunger has reached its full travel, and all the medication has been delivered. Then, when the syringe device is actuated to have the plunger move beyond the normal stop, the needle automatically and fully retracts into the body of the syringe. The needle is held in place and is rendered harmless and inoperable. The syringe and needle cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete. The Safety Syringe then may be safely handled so that disposal does not pose a health risk. The Safety Syringe is easy to use and provides visual and audible confirmation that the needle has been safely retracted after injection. The Safety Syringe can be manufactured with needles of various gauges and sizes and with barrel sizes one through sixty cubic centimeters.

     Safety Phlebotomy Set. Phlebotomy sets are used to obtain a sufficient volume of blood for a variety of diagnostic procedures. The Company's Safety Phlebotomy Set is similar in appearance, size and performance to a standard phlebotomy set and works with substantially all standard phlebotomy set accessories. The Safety Phlebotomy Set consists of a barrel holding a retractable phlebotomy needle, which can be safely and easily retracted within a specially designed holder. The operation of the Safety Phlebotomy is conventional up to the point where sufficient fluids have been extracted. Then, when the phlebotomy device is actuated for the vacuum tube to be moved beyond the normal stop, the needle automatically and fully retracts into the device. The needle is held in place and is rendered harmless and inoperable. The Safety Phlebotomy Set and needle cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete. The Safety Phlebotomy Set then may be safely handled so that disposal does not pose a health risk. The Safety Phlebotomy Set is easy to use and provides visual and audible confirmation that the needle has been safely retracted after use.

     Safety Catheter. An intravenous catheter insertion device includes a flexible tube that is used to inject or continuously deliver fluids into a patient. Intravenous catheters are inserted by catheter insertion devices into a patient by a needle within the flexible catheter tube. The Safety Catheter consists of a barrel, holding a retractable insertion needle that can be safely and easily retracted within a specially designed plunger. The Safety Catheter is similar in appearance, size and performance to a standard disposable device. The operation of the Safety Catheter is conventional until after the insertion needle is removed from the flexible catheter. Then, when the catheter device is actuated to have the plunger move in the device, the needle automatically and fully retracts into the body of the Safety Catheter. The needle is held in place and is rendered harmless and inoperable. The Safety Catheter and needle cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete. The Safety Catheter then may be safely handled so that disposal does not pose a health risk. The Safety Catheter is easy to use and provides visual and audible confirmation that the needle has been safely retracted after use.

     In addition, the Company has several new products under development, including the Inline Y-Port Injector Access Needle, the Pre-Filled Ampule Injector, the MDC Closed Injection System Injector, the Self-Contained Pre-Filled Syringes and the Pre-Filled Vial Injector System (collectively, the "New Products"). The New Products are in the initial stages of development, design and prototyping and will require further development and modification.

     Inline Y-Port Injector Access Needle. Y-Ports are devices used in intravenous therapy as a means to deliver secondary fluids into a primary intravenous fluid line for delivery into a patient's vein. The Company's In Line Y-Port Injector Access Needle consists of a cylindrical barrel, holding an injection needle which can be safely retracted automatically within a specially designed plunger. The barrel of the Inline Y-Port Injector Access Needle is fitted with a barbed tube fitting, which protrudes from the barrel at an angle for connection of a tubing line for delivery of the secondary fluid. A needle assembly is fixed to the front end of the barrel, and is inserted into an injection port on the primary intravenous line for delivery of the secondary fluid. After completion of the delivery of the secondary fluid, the Y-Port injector device is actuated to have the plunger move forward and the needle automatically and fully retracts into the plunger. The needle is held in place and is rendered harmless and inoperable, and the device cannot be used again. The Inline Y-Port Injector Access Needle then may be safely handled so that disposal does not pose a health risk. The Inline Y-Port Injector Access Needle is easy to use and provides visual and audible confirmation that the needle has been safely retracted after use.

     Pre-Filled Ampule Injector. Pre-filled ampules are commonly used in the dental profession for administering local anesthetics to a patient. The retractable needle Pre-Filled Ampule Injector device provides a means for a healthcare worker to inject medicinal fluids into a patient from a pre-filled ampule using a conventional injector/holder, and also provides a means to protect the healthcare worker from accidental needle stick injury when withdrawing the needle from the patient. The Pre-Filled Ampule Injector consists of a tubular barrel (glass or plastic) containing a medicinal fluid in an amount sufficient for a single dose, with a sealing and sliding piston in the rear end of the barrel for containing and delivering the fluid through a tubular needle extending from the forward end of the barrel. The sliding piston is moved forward for delivery of the medication by using a conventional (Tubex type) injector/holder which is slip-fitted to the rear end of the barrel, with the plunger rod threaded onto the rear end of the piston. A needle assembly is fixed to the front end of the barrel, containing a spring to provide retracting force on the needle when activated. The operation of the Pre-Filled Ampule Injector is identical to the operation of a conventional syringe up the point where the plunger rod has reached its full travel, and all the medication has been delivered. When the ampule injector device is actuated to have the plunger rod move further forward, the needle automatically and fully retracts into the body of the ampule. The needle is held in place and is rendered harmless and inoperable, and the Pre-Filled Ampule Injector cannot be used again. The Pre-Filled Ampule Injector then may be safely handled so that disposal does not pose a health risk. The Pre-Filled Ampule Injector is easy to use and provides visual and audible confirmation that the needle has been safely retracted after injection. The Pre-Filled Ampule Injector can be manufactured with barrels and needles of various sizes.

         MDC Closed Injection System. Pre-filled ampules are commonly used in the dental profession for administering local anesthetics to a patient. The retractable needle MDC Closed Injection System device provides a means for a healthcare worker to inject medicinal fluids into a patient from a pre-filled ampule using a special injector/holder and also provides a means to protect the healthcare worker from an accidental needle stick injury when withdrawing the needle from the patient. The MDC Closed Injection System is similar to the Pre-Filled Ampule Injector and consists of a tubular barrel (glass or plastic) containing a medicinal fluid in an amount sufficient for a single dose, with a sealing and sliding piston in the rear end of the barrel for containing and delivering the fluid through a tubular needle extending from the forward end of the barrel. The sliding piston is moved forward for delivery of the medication by using a specially configured injector/holder which is threaded to the rear end of the barrel, with the plunger rod slipped onto the rear end of the piston. A needle assembly is fixed to the front end of the barrel, containing a spring to provide retracting force on the needle when activated. The operation of the MDC Closed Injection System is identical to the operation of a conventional syringe up to the point where the plunger rod has reached its full travel, and all the medication has been delivered. When the injection system device is actuated to have the plunger rod move further forward, the needle automatically and fully retracts into the body of the ampule. The needle is held in place and is rendered harmless and inoperable, and the MDC Closed Injection System cannot be used again. The MDC Closed Injection System then may be safely handled so that disposal does not pose a health risk. The MDC Closed Injection System is easy to use and provides visual and audible confirmation that the needle has been safely retracted after injection. The MDC Closed Injection System can be manufactured with barrels and needles of various sizes.

     Self-Contained Pre-Filled Syringe. The Self-Contained Pre-Filled Syringe consists of a tubular barrel (glass or plastic) containing a medicinal fluid in an amount sufficient for a single dose, with a sealing and sliding piston in the rear end of the barrel for containing and delivering the fluid through a tubular needle extending from the forward end of the barrel. The Self-Contained Pre-Filled Syringe is self-contained because a separate injector assembly is not required for operation. The function of a plunger rod for pushing the piston is provided by a special needle cap. The sliding piston is moved forward for delivery of the medication by using the special needle cap (plunger rod) threaded onto the rear end of the piston. A needle assembly is fixed to the front end of the barrel, containing a spring to provide retracting force on the needle when activated. The operation of the Self-Contained Pre-Filled Syringe is identical to the operation of a conventional syringe up to the point where the plunger rod has reached its full travel, and all the medication has been delivered. When the syringe device is actuated to have the plunger rod move further forward, the needle automatically and fully retracts into the body of the Self-Contained Pre-Filled Syringe. The needle is held in place and is rendered harmless and inoperable, and the Syringe cannot be used again. The Self-Contained Pre-Filled Syringe then may be safely handled so that disposal does not pose a health risk. The Self-Contained Pre-Filled Syringe is easy to use and provides visual and audible confirmation that the needle has been safely retracted after injection, The Self-Contained Pre-Filled Syringe can be manufactured with barrels and needles of various sizes.

     Pre-Filled Vial Injector System. The Pre-Filled Vial Injector System consists of a main cylindrical housing with a stationary plunger for holding a slidable piston in a fixed position as a glass pre-filled vial is pushed into the main housing. The pre-filled vial is an existing product produced by several pharmaceutical manufacturers and contains fluid medication with an elastomeric piston comprising a slidable fluid seal within the forward end of the vial. The slidable piston is threaded onto the rear end of the stationary plunger and is moved rearward into the vial by pushing the vial forward into the main housing and delivering the fluid through a tubular needle extending from the forward end of the main housing. A needle assembly is fixed to the front end of the barrel, containing a spring to provide retracting force on the needle when activated. The operation of the Pre-Filled Vial Injector System is identical to the operation of a conventional syringe up the point where the vial has reached its full travel, and all the medication has been delivered. When the injector system device is actuated to have the vial move further forward, the needle automatically and fully retracts into the body of the vial. The needle is held in place and is rendered harmless and inoperable, and the Pre-Filled Vial Injector System cannot be used again. The Pre-Filled Vial Injector System may be safely handled so that disposal does not pose a health risk. The Pre-Filled Vial Injector System is easy to use and provides visual and audible confirmation that the needle has been safely retracted after injection. The Pre-Filled Vial Injector System can be manufactured for vials and needles of various sizes.

     In addition to the Company's three core products and the New Products, the Company has identified several additional product applications where its proprietary retraction technology can be incorporated and plans to devote research and development resources in 1997 to research and develop such products.

Research and Development

     The Company has devoted substantially all of its research and development efforts since its formation to development related to safety needles and the design and development of the equipment necessary to assemble the safety needle devices. Research and development expenses amounted to $1,554,096 in 1996 and $6,541,916 in 1995. Included in 1995 research and development expenses was $5,932,770 for purchased research and development incurred in connection with the acquisition of MDI.

     In 1995, the Company completed a research and development laboratory in its facility in Ventura, California which is equipped with assembly and test equipment for product development and creation of models of products to prove their feasibility ("concept modeling"). In addition, the Company completed a machine shop equipped with machine tools for fabrication of new product parts for concept modeling and assembly and test fixtures. The Company also installed a Class 100,000 clean room at the Ventura facility which is currently used for the hand assembly of prototypes of the Company's products and will ultimately be used in connection with the pilot manufacturing of various products of the Company on a semi-automated assembly system or a fully automated robotic assembly system, when the Company installs such a system.

     The Company intends to complete any research and development on the Safety Syringe, Safety Phlebotomy Set and Safety Catheter which is necessary to enable the Company to improve their manufacturability and to reduce manufacturing costs. The Company also intends to continue its research and development of the New Products, which are in the initial stages of development, design and prototyping. In addition, the Company intends to devote resources to the research and development of additional safety needle devices and products which incorporate the Company's proprietary retraction technology for use in the healthcare industry.

Marketing and Sales

     The Company currently intends to market and sell directly or through third parties the Safety Phlebotomy Set and Safety Catheter in the United States and all three of its core safety needle products in select foreign countries. To avoid the possibility of a charge of patent infringement, the Company originally elected to manufacture and market the Safety Syringe only outside the United States. In 1996, however, the Company re-engineered certain aspects of the Safety Syringe and eliminated a potential U.S. patent conflict identified in its Initial Public Offering prospectus. As result, the Company is reassessing the possibilities for marketing the Safety Syringe in the United States. See "Patents and Proprietary Rights" below. The Company's plan for the distribution and sales of the Safety Syringe, the Safety Phlebotomy Set, Safety Catheter, and the New Products will target major segments of the respective markets for those products, including, major hospital and institutional buying groups, pharmaceutical companies, distributors and wholesalers, and government and military agencies.

     The Company is currently investigating opportunities with third parties in the United States and abroad to market and distribute the Safety Syringe, the Safety Phlebotomy Set and the Safety Catheter and certain of its other products under licensing agreements or through other forms of joint ventures. The Company has entered into several confidentiality agreements with other companies for the purpose of exploring such opportunities. The Company anticipates that entering into alliances and licensing arrangements with third parties would enable the Company to increase the market penetration of its products more quickly than the Company could achieve on its own.

     The Company is not permitted to sell any of its products for commercial use in the United States until, and only if, such products are cleared for marketing by the FDA. See "Government Regulation" below. From June 1995 to December 1996, the Company focused its efforts on the preparation of a 510(k) pre-market notification for submission to the FDA for the Safety Catheter, Safety Phlebotomy Set and Safety Syringe. The Company filed the 510(k) pre-market notification for the Safety Catheter and Safety Phlebotomy Set with the FDA on December 28, 1995. On February 13, 1996, then the FDA notified the Company that it may begin marketing the Safety Catheter. On March 15, 1996, the FDA notified the Company that it was holding the 510(k) pre-market notification for the Safety Phlebotomy Set for 30 days pending receipt of the additional information requested by the Office of Device Evaluations ("ODE"). A written request for additional information from the ODE was received by the Company on March 13, 1996. The Company responded by requesting a ninety day extension, which was granted on April 18, 1996. The Company voluntarily withdrew the 510(k) pre-market notification because of modifications and improvements made to the original design of the Safety Phlebotomy Set. The Company presently intends to file a new 510(k) pre-market notification for the modified Safety Phlebotomy Set with the FDA during the second quarter of 1997. The Company also anticipates that it will complete and file a 510(k) pre-market notification with the FDA during the fourth quarter of 1997 for the Safety Syringe and/or several New Products.

     In addition to being subject to the U.S. government's Food, Drug and Cosmetic Act (the "FD&C Act") and the regulations promulgated thereunder, the Company must comply with the laws and regulations of the various foreign countries in which the Company plans to sell the Safety Catheter, Safety Phlebotomy, Safety Syringe and other products prior to selling such products in such foreign countries. Certain foreign countries may only require the Company to submit evidence of the FDA's pre-market clearance of the Company's products, prior to selling in such countries. However, some foreign countries may have more stringent requirements and require additional testing and approvals.

     The Company currently plans to hire sales and marketing personnel. However, the number of sales and marketing employees hired will vary depending on the extent to which the Company undertakes to market and sell its products directly and the extent to which it contracts with third parties or forms strategic alliances with other parties to market and sell its products. The Company is currently investigating opportunities with third parties to market and distribute various products of the Company under development in the United States and select foreign countries. To the extent the Company decides not to market and distribute any one of its products directly, the Company will seek to enter into contracts, licensing agreements and/or joint ventures with such third parties whereby the Company would receive a licensing fee and/or royalty payments based on the licensee's revenues. The Company would likely enter into such distribution arrangements with several companies, possibly by country, geographical regions and/or product types. The Company has not yet entered into any such distribution arrangements and there can be no assurance that the Company will, in the future, be able to enter into such distribution arrangements on acceptable terms.

     The Company intends to market its products by, among other things, attending tradeshows and advertising in industry publications. The Company intends to distribute limited quantities of the Safety Syringe, Safety Phlebotomy Sets, Safety Catheters, and certain of the New Products free of charge to various healthcare institutions and professionals in the United States and in selected foreign countries to introduce and create a demand for the Safety Syringe, Safety Phlebotomy Set, Safety Catheter, and certain of the New Products in the marketplace. The Company has provided a limited quantity of its Safety Syringes, Safety Catheters, Safety Phlebotomy Sets, and certain of the New Products to third parties in the United States and selected foreign countries under confidentiality agreements for market research purposes.

Manufacturing

     In 1995, the Company leased approximately 26,000 square feet of space in Ventura, California. In addition to administrative offices, the Ventura facility contains a research and development laboratory equipped with assembly and test equipment for concept modeling and product development and a machine shop equipped with machine tools for fabrication of new products for concept modeling and assembly and test fixtures. The Company also installed a 3,120 square foot Class 100,000 clean room at the Ventura facility, which is currently being used for the assembly of prototypes and products. The Company had originally planned to install in the clean room a fully automated robotic assembly system to pilot manufacture its products. The Company, however, elected not to install a fully automated robotic assembly system. Instead, it elected to install a semi-automated assembly system to pilot manufacture its products.

     The semi-automated assembly system, which will consist of a series of manual and semi-automatic stations, will be capable of producing up to 3,000,000 units per year. The assembly system will produce one or more of the Company's products at a time, and will have the capability of being converted at a reasonable cost with minimal delay to manufacture a different product at such time as the Company may devise. During the fourth quarter of 1996, the Company partially completed the installation of the semi-automated assembly system for the production of one of the Company's products. The Company intends to have the system fully operational during the second quarter of 1997. In addition to having the capability of manufacturing its product for sale, another objective of the Company is installing the assembly system to demonstrate to potential third party manufacturers the economic feasibility of the commercial production of its products.

     In 1996 and 1995, the Company hand assembled Safety Syringes, Safety Phlebotomy Sets, Safety Catheters, and New Products in a quantity necessary to conduct any testing required by the FDA, for internal engineering purposes, and for market research purposes. The Company plans to continue hand assembling such products and New Products, until such time as the Company has the capability of manufacturing the products on its semi-automated assembly system, scheduled to be fully operational during the second quarter of 1997, or a third party is manufacturing such products.

     Although the Company's plans may change as a result of future discussions which it intends to have with third parties. The Company's current plan is to produce on the semi-automated assembly system at least 50,000 units of the Safety Catheter and 100,000 units of the Safety Phlebotomy Set in order to demonstrate to potential third party manufacturers the economic feasibility of the commercial production of its products and such number of its products necessary for FDA clearance. Thereafter, the Company will determine whether it will mass manufacture the Safety Phlebotomy Set or the Safety Catheter or any of its other products or components of its products for commercial sale. Although the Company originally planned to manufacture and distribute the Safety Phlebotomy Set and Safety Catheter directly, the Company may ultimately contract with third parties for all or a portion of the needed production of such products on a contract manufacturing basis, licensing arrangement or other form of joint venture. To the extent the Company decides to mass manufacture any of its products or components, the Company may need to expand its current facilities and/or lease or purchase additional manufacturing facilities and equipment.

     The Company may require that any third party manufacturer of its products use the semi-automated assembly system designed by the Company in order to maintain quality control over its products. In addition, the Company intends to establish a quality control and quality assurance program designed to assure that the Company's products are manufactured in accordance with the FDA's regulations related to Good Manufacturing Practices and other applicable domestic and foreign regulations; however, the Company will be dependent upon any such third party manufacturers to comply with such procedures and regulations.

     To the extent the Company manufactures any of its products, it believes there are a number of possible suppliers for most of the components and subassemblies for its products. Although the Company intends to purchase the component parts of the Company's products from various outside suppliers, the Company may ultimately enter into agreements to purchase certain components from a single source. The component parts of the Company's products will be made by such suppliers according to drawings and specifications provided by the Company. The materials used in the components are plastics and stainless steel and are available from numerous sources. While alternative manufacturers of most component parts are available, changes in the Company's suppliers could disrupt production schedules and could materially and adversely affect the Company.

Patents and Proprietary Rights

     The Company's success will depend in part on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's policy is to attempt to protect its intellectual property and maintain the proprietary nature of its technology by, among other things, filing patent applications for technology that it considers important to the development of its business and requiring certain employees and key consultants to execute non-disclosure and non-compete agreements.

     The Company's U.S. patent rights currently consist of three United States patents, one relating to the Safety Syringe, another relating to the Safety Phlebotomy Set and the third relating to the Safety Catheter. The Company has been granted a patent relating to the Safety Syringe in Japan, Australia and in Romania. Corresponding regional and national patent applications relating to the Safety Syringe are pending in the European Patent Office, designating twelve countries, and in eight member countries of the Patent Cooperation Treaty.

     In 1995, the Company filed an international patent application, and a corresponding Taiwanese patent application which has been granted, directed to its Safety Catheter, which incorporates several modifications and changes from the original design on which it obtained a U.S. patent. Also in 1995, the Company filed a U.S. patent application and a corresponding Taiwanese patent application directed to its retractable needle Inline Y-Port Injector Access Needle. In 1996, the Company filed a U.S. patent application directed to its Self-Contained Pre-Filled Syringe and its MDC Closed Injection System. Also, in 1996, the Company filed a U.S. patent application relating to a new and improved version of its Safety Phlebotomy Set and a U.S. provisional patent application directed to its Pre-Filled Vial Injector System.

     On March 25, 1996, the European Patent Office approved the Company's European patent application for its Safety Syringe, which was based on an international application filed November 20, 1990. The European application designates the countries of Austria, Belgium, Switzerland, Liechtenstein, Germany, Denmark, Spain, France, Great Britain, Greece, Italy, Netherlands, and Sweden for protection, and the Company will undertake to register the allowed European patent application in the designated European countries. The European patent coverage will complement the patents that have already been allowed in Romania and Bulgaria. The Company will continue to seek additional patent protection for its products in related European patent applications.

     There can be no assurance that the Company's current patent applications and provisional patent applications will result in patents being issued.

     As the Company proceeds toward final designs for its Safety Syringe, Safety Phlebotomy Set and Safety Catheter devices, the Company is having searches conducted in the United States for unexpired patents owned by others that may conflict with any final product designs. The Company, however, has not conducted any infringement searches in any foreign country for the purpose of finding unexpired patents or pending patent applications that might raise a possibility of infringement or conflict with the Company's planned activities. Furthermore, the Company is considering appropriate modifications to the product designs to optimize the final products and to avoid conflicts with patents of others. To the extent that such final product designs may not be protected by the Company's existing patents and patent applications, the Company will file new patent applications relative to its final products. There can be no assurance that all of the potentially relevant patents of others have been identified or that the Company will be able to obtain patent protection for the designs for its products.

     There can also be no assurance that any patents owned by or issued to the Company, or that may issue to the Company in the future, will provide a competitive advantage or will afford protection against competitors with similar technology, or that competitors of the Company will not circumvent, or challenge the validity of any patents issued to the Company. There also can be no assurance that any patents issued to or licensed by the Company will not be infringed upon or designed around by others, that others do not have or will not obtain patents that the Company will need to license or design around, that the Company's products will not inadvertently infringe upon the patents of others, or that others will not make the Company's patented devices upon expiration of such patents. There can be no assurance that existing or future patents of the Company will not be invalidated. Moreover, although the Company utilizes non-disclosure agreements and other safeguards to protect its proprietary information and trade secrets, there can be no assurance that they will protect such information or provide adequate remedies for the Company in the event of unauthorized use or disclosure of such information, or that others will not be able to independently develop such information. As is the case with the Company's patent rights, the enforcement by the Company of its non-disclosure agreements can be lengthy and costly, with no guarantee of success.

     If the Company becomes involved with patent infringement litigation, either to enforce the Company's patents or defend against patent infringement suits, such litigation would be lengthy and expensive, and if it occurs, would divert Company resources from planned uses. Further, any adverse outcome in such litigation could have a material adverse effect on the Company. If any of the Company's products are found to infringe upon the patents or proprietary rights of another party, the Company may be required to obtain licenses under such patents or proprietary rights. No assurance can be given that any such licenses would be made available on terms acceptable to the Company, if at all. In addition, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures which differ from those in the United States. Patent protection in such countries may be different from patent protection provided by the United States laws and may not be as favorable to the Company. There can be no assurance that the Company's program of patent protection and non-disclosure agreements will be sufficient to protect the Company's proprietary technology from competitors.

     The Company has filed an intent to use trademark application for the marks "IM Safe" and "Safe Step" with the United States Patent and Trademark Office. The Company may apply for other trademarks in the future.

Competition

     The needle market is highly competitive. The Company will compete in the Unites States and abroad with medical product companies, including Becton Dickinson and Company, Sherwood Medical, a division of American Home Products Corporation, Terumo Medical, Johnson & Johnson, U.S. Medical Laboratories, and Bio-Plexus, Inc. Two of these companies (Becton-Dickinson and Sherwood Medical) also manufacture safety needles. The Company's Safety Syringe, Safety Phlebotomy Set and Safety Catheter would compete with the standard and safety syringes, phlebotomy sets and intravenous catheter devices manufactured by these and other companies in the United States and in certain foreign countries. Many of the Company's competitors have better name recognition in the market, longer operating histories, and are substantially larger and better financed than the Company. Such competitors may use their economic strength to influence the market to continue to buy their existing products or new products developed by them. One or more of these competitors also could use such resources to improve their current products or develop additional products which may compete more effectively with the Company's products. New competitors may arise and may develop products which compete with the Company's products. In addition, new technologies may arise which could lower or eliminate the demand for the Company's products. The Company cannot predict the development of future competitive products or companies.

     Historically, the needle market has been price competitive with little differentiation between products. In addition to price, safety needles compete for market share based on operating features and safety. In recent years, the medical industry has adopted infection control practices which encourage the use of safer medical devices due principally to the high cost of treating infection and potential liability resulting from accidental needlesticks.

     Safety needle devices are generally estimated to cost two to three times the price of their counterpart standard needle devices. A major factor in the introduction of new products designed to reduce the risk of accidental needlesticks to healthcare workers is whether the increased expense of a safer device is offset by the savings of preventing accidental needlesticks. According to the AHA report dated December 1992, the direct costs for medical evaluation and follow-up after a single needlestick injury ranges from $200 to $1,200. This figure does not include indirect costs, such as time lost from work and other administrative activities. Although it is difficult to estimate the total costs associated with accidental needlestick injuries with any degree of confidence, the Report on Medical Needles and Syringes dated January 1994 by Theta Corporation estimates that the total cost associated with treating accidental needlesticks in the United States averages $3 billion each year. The AHA report and other authorities have stated that the benefit resulting from the prevention of accidental needlesticks cannot be measured solely by savings in costs of medical treatment, because of the costs of treating persons who contract an illness or infection from an accidental needlestick, the time lost from work and death. Although the Company cannot predict with certainty the prices of its products, currently available safety needle devices are priced at approximately two to three times that of standard devices. Notwithstanding the price differential, the Company believes that, based upon the estimated costs associated with accidental needlesticks, its products should be considered cost effective by the marketplace.

     Except for the Company's products, the Company believes that most of the current safety needles use an external sheath design or require manual retraction of the needle. The external sheath design generally requires the operator to move a protective sheath over the needle after removing the needle from the patient (a sliding sleeve) or manipulate the device to cover the used needle tip (a disappearing needle). The methods of use and disposal of the Safety Syringe, Safety Phlebotomy Set and Safety Catheter are virtually identical to the present methods of use and disposal for standard syringes, phlebotomy sets and intravenous catheter insertion devices.

Government Regulation

     As medical devices, the Company's products are subject to regulation by the FDA under the U.S. government's Food, Drug and Cosmetic Act ("FD&C Act") and implementing regulations. Pursuant to the FD&C Act, the FDA regulates, among other things, the manufacture, labeling, distribution, and promotion of the Company's products in the United States. The FD&C Act requires that a medical device must (unless exempted by regulations) be cleared or approved by the FDA before being commercially distributed in the United States. The FD&C Act also requires manufacturers of medical devices to, among other things, comply with labeling and promotion requirements and to manufacture devices in accordance with Good Manufacturing Practices ("GMPs"), which require that companies manufacture their products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and quality control activities. The FDA inspects medical device manufacturers and distributors, to enjoin and/or impose civil penalties on manufacturers and distributors marketing noncomplying medical devices, and to criminally prosecute violators.

     Pursuant to the FD&C Act, the FDA classifies medical devices intended for human use into three classes, Class I, Class II, and Class III. In general, Class I devices are products the safety and effectiveness of which the FDA determines can be reasonably assured by general controls under the FD&C Act relating to such matters as adulteration, misbranding, registration, notification, records and reports, and GMPs. Class II devices are products for which FDA determines that these general controls are insufficient to provide reasonable assurance of safety and effectiveness, and that require special controls such as the promulgation of performance standards, post-market surveillance, patient registries, or such other actions as FDA deems necessary. Class III devices are devices for which FDA has insufficient information to conclude that either general controls or special controls would be sufficient to assure safety and effectiveness, and which are life-supporting, life-sustaining, of substantial importance in preventing impairment of human health (e.g., a diagnostic device to detect a life-threatening illness), or present a potential unreasonable risk of illness or injury. Devices in this case require pre-market approval, as described below.

     The FD&C Act further provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA. There are two review procedures by which medical devices can receive such approval or clearance. Some products may qualify for clearance under a Section 510(k) procedure, in which the manufacturer submits to the FDA a pre-market notification that it intends to begin marketing the product, and shows that the product is substantially equivalent to another legally marketed product (i.e., that it has the same intended use and that it is as safe and effective as a legally marketed device, and does not raise different questions of safety and effectiveness than does a legally marketed device). In some cases, the 510(k) notification must include data from human clinical studies. In March 1995, the FDA issued a draft guidance document on 510(k) notifications for medical devices with sharps injury prevention features, a category that would cover all of the Company's existing and new products. The draft guidance provisionally placed this category of products into Tier 3 for purposes of 510(k) review, meaning that such products will be subject to the FDA's most comprehensive and rigorous review for 510(k) products. The draft guidance also states that in most cases, the FDA will accept, in support of a 510(k) notification, data from tests involving simulated use of such a product by health care professionals, although in some cases the agency might require actual clinical data.

     Marketing may commence when the FDA issues a clearance letter finding such substantial equivalence. According to FDA regulations, the agency has 90 days to respond to a 510(k) notification. There can be no assurance, however, that the FDA will provide a response within that time, or that the agency will reach a finding of substantial equivalence.

     If a product does not qualify for the 510(k) procedure (either because it is not substantially equivalent to a legally marketed device or because it is a Class III device), the FDA must approve a pre-market approval ("PMA") application before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. A PMA application is typically a complex submission, usually including the results of clinical studies, and preparing an application is a detailed and time-consuming process. Once a PMA application has been submitted, the FDA's review may be lengthy and may include requests for additional data. By statute and regulation, the FDA may take 180 days to review a PMA application although such time may be extended. Furthermore, there can be no assurance that a PMA application will be reviewed within 180 days or that a PMA application will be approved by the FDA.

     The Company submitted a 510(k) pre-market notification for the Safety Catheter and Safety Phlebotomy Set with the FDA on December 28, 1995. On February 13, 1996, the FDA notified the Company that it may begin marketing the Safety Catheter. On March 15, 1996, the FDA notified the Company that it was holding the 510(k) pre-market notification for the Safety Phlebotomy Set for 30 days pending receipt of the additional information requested by the Office of Device Evaluations ("ODE"). A written request for additional information from the ODE was received by the Company on March 13, 1996. The Company responded by requesting a ninety day extension, which was granted on April 18, 1996. The Company voluntarily withdrew the 510(k) pre-market notification because of modifications and improvements made to the original design of the Safety Phlebotomy Set. The Company presently intends to file a new 510(k) pre-market notification for the modified Safety Phlebotomy Set with the FDA during the second quarter of 1997. The Company also anticipates that it will complete and file a 510(k) pre-market notification with the FDA during the fourth quarter of 1997 for the Safety Syringe and/or several New Products. The Company believes that the Safety Phlebotomy Set, Safety Syringe, and three non-core products (New Products) will be classified as Class II devices, and that such products will not require a PMA application but will be eligible for marketing clearance through the 510(k) notification procedure based upon their substantial equivalence to a previously marketed device or devices.

     Although the 510(k) pre-market clearance process is ordinarily simpler and faster than the PMA application process, there can be no assurance that the Company will obtain 510(k) pre-market clearance to market the Safety Phlebotomy Set or Safety Syringe, or that such products will be classified as Class II devices, or that, in order to obtain 510(k) clearance, the Company will not be required to submit additional data or meet additional FDA requirements that may substantially delay the 510(k) process and add to the Company's expenses. Moreover, such 510(k) pre-market clearance, if obtained, may be subject to conditions on the marketing or manufacturing of the corresponding products that may impede the Company's ability to market and/or manufacture such products.

     In addition to the requirements described above, the FD&C Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices which they distribute commercially. The FD&C Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture devices in accordance with GMPs, which require that companies manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing, and quality control activities. The FDA's Medical Device Reporting regulation requires that companies provide information to the FDA on death or serious injuries alleged to have been associated with the use of their products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA further requires that certain medical devices not cleared for marketing in the United States have FDA approval before they are exported.

     The FDA inspects medical device manufacturers and distributors, and has broad authority to order recalls of medical devices, to seize noncomplying medical devices, to enjoin and/or to impose civil penalties on manufacturers and distributions marketing non-complying medical devices, and to criminally prosecute violators.

     The Company will be required under FDA regulations to register the pilot manufacturing facility with the FDA before engaging in the commercial distribution of any of its products. As such, the facilities will be subject to inspection on a routine basis to assure compliance with the FDA's GMP regulations.

     In addition to laws and regulations enforced by the FDA, the Company is subject to government regulations applicable to all businesses, including, among others, regulations related to occupational health and safety, workers' benefits and environmental protection.

     Distribution of the Company's products in countries other than the United States may be subject to regulation in those countries. There can be no assurance that the Company will be able to obtain the approvals necessary to market its needle devices or any other product outside of the United States.

Employees

     As of March 15, 1997, the Company employed 26 people on a full-time basis and one person on a part-time basis. The Company believes its employee relations are satisfactory. The Company anticipates increasing the number of employees in the areas of product development, manufacturing, sales and marketing. The number of employees that the Company will need to hire will vary according to the progress made in the development of the Company's pilot manufacturing plant and the extent to which the Company undertakes the manufacture, marketing and distribution of its products.

Environmental Matters

     The Company believes its operations are currently in compliance in all material respects with applicable Federal, state, and local laws, rules, regulations and ordinances regarding the discharge of materials into the environment. Such compliance has no material impact upon the Company's capital expenditures, earnings or competitive position, and no capital expenditures for environmental control facilities are planned.

Subsequent Events

     On January 23, 1997, the Company completed a sale ("Placement") of 1,000,000 shares of Common Stock at a price of $5.00 per share pursuant to a Private Placement to certain "accredited investors" (pursuant to Regulation D of the Securities Act of 1933, as amended). The Company received proceeds of approximately $4,627,000, net of expenses incurred in connection with the Placement.

     In connection with the Placement, the Company agreed to sell, for nominal consideration, warrants to purchase 100,000 shares of Common Stock ("Placement Agent Warrants"). The Placement Agent Warrants are exercisable at a price of $5.50 a share of Common Stock for a period of four years commencing January 22, 1998.

     On February 21, 1997, the Company reduced debt outstanding under its Loan Agreement by $2,000,000.

     On March 19, 1997, the Company issued warrants to purchase 100,000 shares of its Common Stock at $7.50 to a director. These warrants are exercisable on or before March 19, 2000.


ITEM 2. PROPERTIES

     The Company has leased approximately 3,236 square feet of office space for its corporate headquarters in Philadelphia, Pennsylvania for a base rent of approximately $3,932 per month. The lease expires on November 30, 2000.

     The Company leases approximately 26,000 square feet of space in Ventura, California ("Ventura Facility") for the Company's administrative offices, pilot manufacturing plant, research and development facilities and offices for a base rent of $11,708 per month. At the present time, approximately 8,700 square feet of the space is being used by the Company for research and development, engineering and administrative offices, approximately 2,200 square feet is being used exclusively for research and development and approximately 3,120 square feet is being used as a clean room for the assembly of prototypes of the Company's products and ultimately will be used to pilot manufacture its products. The remaining space is being used for shipping and handling, quality control inspections and storage of parts, finished products and equipment. The Company plans to install a semi-automated assembly system to pilot manufacture certain of its products in the clean room. The lease expires on October 31, 2000, although the Company has the option to extend the term for two additional 36 month periods as well as the option to purchase this facility.

     Earlier in 1997, the Company announced its intention to relocate its corporate headquarters to the Ventura Facility. The Company has not yet established a date for its corporate relocation.

     The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.


ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings pending or, to the knowledge of management, threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996 through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock has been approved for trading in the NASDAQ SmallCap Market under the symbol ("MEDC") since the Company's Initial Public Offering on June 7, 1995. The following table sets forth for the fiscal quarters indicated since the date of the Initial Public Offering, the range of high and low bid information for the Company's Common Stock in the NASADAQ SmallCap
Market:

Market Information


            Fiscal year ended December 31, 1995               High       Low
            -----------------------------------               ----       ---
Second Quarter (June 7, 1995 to June 30, 1995)............. $ 6 7/8   $ 3 3/16
Third Quarter (July 1, 1995 to September 30, 1995).........   8 1/2     5 13/16
Fourth Quarter (October 1, 1995 to December 31, 1995)......   8 1/4     6 3/4


            Fiscal year ended December 31, 1996               High        Low
            -----------------------------------               ----        ---
First Quarter (January 1, 1996 to March 31, 1996)           $20       $ 9 1/2
Second Quarter (April 1, 1996 to June 30, 1996)............  21 3/4    15 1/2
Third Quarter (July 1, 1996 to September 30, 1996).........  15 3/4     9 1/2
Fourth Quarter (October 1, 1996 to December 31, 1996)......  11 3/4     4 7/8


     On January 31, 1996, the Company declared a 100% Common Stock dividend, which was distributed on February 26, 1996 to stockholders of record as of February 12, 1996. All share and per share data in this Annual Report have been retroactively adjusted to reflect that stock dividend.

Holders

     As of March 14, 1997, the Company had 128 holders of record of the Common Stock. Since a portion of the Company's Common Stock is held in "street" or nominee name, the Company is unable to determine the exact number of beneficial holders.

Dividends

     The Company has never declared or paid a cash dividend on its Common Stock. The Company currently anticipates that it will retain all of its earnings to finance the operation and expansion of its business, and therefore does not intend to pay dividends on its Common Stock in the foreseeable future. Any determination to pay dividends in the future is at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto of the Company which appear elsewhere herein.

     To date, the Company has received no revenues from product sales. The Company does not anticipate any significant revenues from product sales during the next twelve months. During the fourth quarter of 1996, the Company partially completed the installation of the semi-automated assembly system for the production of one of the Company's products. The Company intends to have the system fully operational during the second quarter of 1997.

Results of Operations

     Research and development expenses amounted to $1,554,096 in 1996 and $6,541,916 in 1995. Included in 1995 research and development expenses was $5,932,770 for purchased research and development incurred in connection with the acquisition of MDI.

Plan of Operation

     Although the Company's plans may change as a result of its discussions with third parties for the manufacture and/or distribution of its products, the Company's current plan is to produce at least 50,000 units of the Safety Catheter and 100,000 units of the Safety Phlebotomy Set in order to demonstrate to potential third party manufacturers the economic feasibility of the commercial production of its products. Thereafter, the Company will determine whether it will mass manufacture the Safety Phlebotomy Set or the Safety Catheter or any of its other products or components of its products for commercial sale. Although the Company originally planned to manufacture and distribute the Safety Phlebotomy Set and Safety Catheter directly, the Company may contract with third parties for all or a portion of the needed production of such products on a contract manufacturing basis, licensing arrangement or other form of joint venture. To the extent the Company decides to mass manufacture any of its products or components, the Company may need to expand its current facilities and/or lease or purchase additional manufacturing facilities and equipment.

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

     The FD&C Act provides that, unless exempted by regulation, medical devices must be commercially distributed in the United States unless they have been cleared by the FDA. From June 1995 to December 1996, the Company focused its efforts on the preparation of a 510(k) pre-market notification for the Safety Catheter, Safety Phlebotomy Set and Safety Syringe. The Company filed the 510(k) pre-market notification for the Safety Catheter and Safety Phlebotomy Set with the FDA on December 28, 1995. On February 13, 1996, the FDA notified the Company that it may begin marketing the Safety Catheter. On March 15, 1996, the FDA notified the Company that it was holding the pre-market notification (510(k)) for the Safety Phlebotomy Set for 30 days pending receipt of the additional information requested by the Office of Device Evaluations ("ODE"). A written request for additional information from the ODE was received by the Company on March 13, 1996. The Company responded by requesting a ninety day extension, which was granted on April 18, 1996. The Company voluntarily withdrew the 510(k) pre-market notification because of modifications and improvements made to the original design of the Safety Phlebotomy Set. The Company presently intends to file a new 510(k) pre-market notification for the modified Safety Phlebotomy Set with the FDA during the second quarter of 1997. The

Company also anticipates that it will complete and file a 510(k) pre-market notification with the FDA during the fourth quarter of 1997 for the Safety Syringe and/or several New Products. The Company believes that the Safety Syringe, Safety Phlebotomy Set, and other New Products will be classified as a Class II device, and that such products will not require PMA application but will be eligible for marketing clearance through the 510(k) notification procedure based upon its substantial equivalent to a previously marketed device. If any of the Company's products do not qualify for the 510(k) procedure, the Company will be required to submit a PMA application with the FDA which is typically a more complex submission, usually including results of clinical studies. By statute and regulation, the FDA may take 180 days to review a PMA application, however, such time may be extended. There can be no assurance that a PMA application will be reviewed within 180 days or that a PMA application will be approved.

     The Ventura Facility contains a research and development laboratory equipped with assembly and test equipment for concept modeling and product development and a machine shop equipped with machine tools for fabrication of new product parts for concept modeling and assembly and test fixtures. The Company also installed a 3,120 square foot Class 100,000 clean room at the Ventura facility, which is currently being used for the assembly of prototypes and products. The Company had originally planned to install in the clean room a fully automated robotic assembly system to pilot manufacture its products. The Company, however, elected not to install the fully automated robotic assembly system at this time because it is currently investigating opportunities with third parties in the United States and abroad to manufacture the Safety Syringe, the Safety Phlebotomy Set and the Safety Catheter and certain of its other products under development either on a contract manufacturing basis, under licensing agreements or through other forms of joint ventures. The Company has entered into several confidentiality agreements with other companies for the purpose of exploring such opportunities. The Company is also investigating opportunities with third parties to market and distribute the Company's products. The Company anticipates that entering into alliances and licensing arrangements with third parties would enable the Company to increase the market penetration of its products more quickly than the Company could achieve on its own. The Company has not to date entered into any such arrangements and there can be no assurance the Company will be able to enter into any such arrangements on acceptable terms.

     Pending the outcome of such discussions with third parties, the Company has decided to install a semi-automated assembly system at the Ventura facility to pilot manufacture its products, which is estimated to cost approximately $300,000. The semi-automated assembly system, which will consist of a series of manual and semi-automatic stations, will be capable of producing up to 3,000,000 units per year. The assembly system will produce one or more of the Company's products at a time, and will have the capability of being converted at a reasonable cost with minimal delay to manufacture a different product at such time as the Company may devise. During the fourth quarter of 1996, the Company partially completed the installation of the semi-automated assembly system for the production of one of the Company's products. The Company intends to have the system fully operational during the second quarter of 1997. In addition to having the capability of manufacturing its products for sale, another objective of the Company is installing the assembly system to demonstrate to potential third party manufacturers the economic feasibility of the commercial production of its products.

     In 1997, the Company plans to hand assemble the Safety Syringes, Safety Phlebotomy Sets, Safety Catheters, and other New Products in quantities necessary to conduct any testing required by the FDA, for internal engineering purposes, and for market research purposes. This hand assembly process will continue until such time as the Company has the capability of manufacturing the products on its semi-automated assembly system, scheduled to be fully operational during the second quarter of 1997, or a third party is manufacturing such products.

     Although the Company's plans may change as a result of its discussions with potential strategic allies as described above, the Company's current plan is to produce on the semi-automated assembly system at least 50,000 units of the Safety Catheter and 100,000 units of the Safety Phlebotomy Set in order to demonstrate to potential third party manufacturers the economic feasibility of the commercial production of its products and such number of its products necessary for FDA clearance. Thereafter the Company will determine whether it will mass manufacture the Safety Phlebotomy Sets or the Safety Catheter or any of its other products or components of its products for commercial sale. Although the Company originally planned to manufacture and distribute the Safety Phlebotomy Set and Safety Catheter directly, the Company may contract with third parties for all or a portion of the need production of such products on a contract manufacturing basis, licensing arrangement or other form of joint venture. To the extent the Company decides to mass manufacture any of its products or components, the Company may need to expand its current facilities and/or lease or purchase additional manufacturing facilities and equipment.

     The Company does not expect to manufacture any significant quantity of its Safety Phlebotomy Set or any other of its products itself for commercial sale nor to produce any significant revenue from product sales in 1997. The Company may earn revenues in 1997 through a licensing or contract manufacturing arrangement or other form of joint venture with a third party, but the Company has not to date entered into any such arrangements and there can be no assurance that the Company will be able to enter into such arrangements on acceptable terms.

     As of March 15, 1997, the Company employed 26 people on a full-time basis and one person on a part-time basis. The Company anticipates increasing the number of employees in the areas of product development, manufacturing, sales and marketing. The number of employees that the Company will need to hire will vary according to the progress made in the development of the Company's pilot manufacturing plant and the extent to which the Company undertakes the manufacture, marketing, and distribution of its products.

Liquidity and Capital Resources

     At December 31, 1996, the Company had an accumulated deficit during the development stage of $13,747,408, which includes a one-time, nonrecurring write-off of $5,932,770 for purchase research and development incurred in connection with the acquisition of MDI by the Company. The Company has financed its activities through December 31, 1996 principally through debt, the private placement of equity securities, and the Initial Public Offering. The Company received approximately $9,526,000 in proceeds, net of costs, in the Initial Public Offering.

     As of December 31, 1996, the Company's working capital was $934,634, including cash and cash equivalents of $1,648,639, short-term investments of $535,248, and available-for-sale securities of $5,638,498, as compared to working capital of $5,115,320, including cash and cash equivalents of $221,229 short-term investments of $511,908, and available-for-sale securities of $7,112,286 at December 31, 1995, a decrease of $4,180,686.

     The current ratio of current assets to current liabilities was 1.13 to 1 at December 31, 1996, as compared to 2.8 to 1 at the end of 1995. The Company's primary source of cash in 1996 consisted of (1) proceeds from short-term borrowings, $4,318,000; (2) net reduction in investment in short-term financial instruments $1,447,173; (3) proceeds from long-term borrowings, $280,187; and
(4) funds received from the issuance of Common Stock in connection with exercise of stock options and warrants, $578,900. The Company's primary uses of cash in 1996 consisted of cash used for operations, $4,429,517; (2) payments on debt obligations, $168,030; (3) other financial activities, $14,136; and (4) capital expenditures, $585,117.

     Of the $7,822,385 in cash and cash equivalents, short-term investments, and available-for-sale securities at December 31, 1996, $6,964,061 was restricted to collateralize borrowings the Company made under its line of credit and equipment financing agreements. At December 31, 1996 and 1995, all borrowings made under the line of credit and equipment financing agreements were fully collateralized.

     At December 31, 1996, the Company had a $6,750,000 revolving line of credit ("Loan Agreement") with its principal lending institution and a $535,000 equipment financing facility with a second commercial bank

("Equipment Facility"). The Loan Agreement provides for a credit facility which can be used to (1) fund working capital needs and (2) finance capital equipment purchases; provided, however, that advances for capital equipment financing cannot exceed $600,000 of the $6,750,000. Borrowings to meet working capital needs bear interest at LIBOR plus 250 basis points (8.09% at December 31, 1996), while borrowings to finance capital equipment purchases bear interest at prime plus 2.5%. Pursuant to the terms of the Loan Agreement, all borrowings must be fully collateralized by available-for-sale securities, cash equivalents, equipment financed, and general intangibles of the Company. Under the terms of the Equipment Facility, all borrowings must be fully collateralized by a short-term investment in the form of a certificate of deposit and applicable equipment financed. The Loan Agreement expires on June 30, 1997. There is no assurance that the Company will be successful in negotiating a continuation of the availability of the Loan Agreement and what terms will be made available to the Company.

     The Company's debt to equity ratio was 3.47:1 and .49:1 at December 31, 1996 and 1995, respectively. At December 31, 1996, the Company had borrowed $6,563,036 against its $6,750,000 Loan Agreement and $401,005 against its $535,000 Equipment Financing Facility. As indicated above, all borrowings against these credit facilities were fully collateralized.

     Net capital expenditures were $541,642 and $837,895 for the year ended December 31, 1996 and 1995, respectively. In 1996, capital expenditures amounted to approximately $157,000 for leasehold improvements to the Company's facility located in Ventura, California; $74,000 for machinery and equipment; and $310,642 for furniture and other office and communications equipment.

     The Company expects its capital expenditures in 1997 to approximate $296,000. This amount includes approximately $134,000 to complete installation of the semi-automated assembly system; $85,000 for machinery and equipment needed to support research and development; and $76,500 for computer equipment, software, and office equipment.

     In 1995, the Company issued warrants (including warrants discussed in Item
1. Business and Other Business Matters) to purchase 400,000 shares of Common Stock , of which warrants to purchase 133,000 and 111,000 shares have been exercised as of March 15, 1997 and December 31, 1996, respectively. As of March 15, 1997, the Company has received an aggregate of $651,700 upon the exercise of said warrants. If the remainder of the warrants (267,000) are exercised, the Company will receive approximately an additional $1,506,000, net of registration and other costs to be paid by the Company as required under the terms of such warrants.

     The Company believes that it will have sufficient funds to support its planned operations and capital expenditures for the next twelve months, but thereafter the Company believes that it will need to raise additional funds through public or private financings to support its planned operations and capital expenditures. In addition to those monies that would be received upon the exercise of the warrants issued in 1995 and discussed above, the Company believes that it will require additional capital before it reaches profitability and positive cash flow, if at all. No assurance can be given that the outstanding warrants will be fully exercised or that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy short-term or long-term capital requirements, the Company may be required to reduce substantially, or eliminate, certain areas of its product development activities, limit its operations significantly, or otherwise modify its business strategy. The Company's capital requirements will depend on many factors, including but not limited, to the progress of its research and development programs, the development of regulatory submissions and approvals, manufacturing capability, the costs associated with protecting its patents and other proprietary rights, the rate of which the Company is able to manufacture and introduce its products, and the levels of promotion and advertising required to launch and market such products.

ITEM 7. FINANCIAL STATEMENTS

     Incorporated by reference from the consolidated financial statements and notes thereto of the Company which are attached hereto beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 9 through 12. Incorporated by Reference

     The information called for by Item 9 "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act"; Item 10 "Executive Compensation"; Item 11 "Security Ownership of Certain Beneficial Owners and Management"; and Item 12 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report:

     1. List of Consolidated Financial Statements. The following financial statements and notes thereto of the Company which are attached hereto beginning on page F-1, have been incorporated by reference into Item 8 of this Report on Form 10-KSB:

                                                                           Page

     Report of Independent Accountants                                      F-2

     Consolidated Balance Sheets as of December 31, 1996 and 1995           F-3

     Consolidated Statement of Operations for years ended December 31,      F-4
     1996 and 1995 and Cumulative During Development Stage

     Consolidated Statements of Stockholders' Equity for the years          F-5
     ended December 31, 1996 and 1995 and Cumulative During
     Development Stage

     Consolidated Statement of Cash Flows for the years ended December      F-6
     31, 1996 and 1995 and Cumulative During Development Stage

     Notes to Consolidated Financial Statements                             F-7

     2. List of Exhibits. The following exhibits are listed in the Exhibits appearing below and are followed herewith or are incorporated by reference to exhibits previously filed to the Commission.

         Exhibit
         Number                           Description
         -------                          -----------

         2.1 (1) Agreement of Merger dated as of April 5, 1995 by and among the Company, MDC Investment Holdings, Inc. ("Holdings") and Med-Design, Inc. ("MDI").

         2.2 (1) Joinder dated April 5, 1995 by John A. Botich, Michael J. Botich, Thor R. Halseth and Rita F. Botich.

         2.3 (1) Secured Promissory Note dated April 5, 1995 from the Company to Anker & Hymes, a Law Corporation ("Anker & Hymes"), Client Trust Account for the benefit of all of the former shareholders of MDI.

         2.4 (1) Security and Pledge Agreement dated April 5, 1995 between the Corporation and Anker & Hymes for the benefit of all of the former shareholders of MDI.

         3.1 (1)       Certificate of Incorporation of the Company.

         3.2 (1)       Amendment to Certificate of Incorporation of the Company.

         3.3 (1)       Bylaws of the Company.

         4.1 (1)       Specimen of Common Stock Certificate of the Company.

         Exhibit
         Number                           Description
         -------                          -----------


         10.1 (1) Employment Agreement dated as of April 5, 1995 between the Company and James M. Donegan.

         10.2 (1) Employment Agreement dated as of April 5, 1995 between the Company and John A. Botich.

         10.3 (1) Employment Agreement dated as of April 5, 1995 between the Company and Michael J. Botich.

         10.4 (1) Employment Agreement dated as of April 5, 1995 between the Company and Thor R. Halseth.

         10.5 (2)      Non-Qualified Stock Option Plan.

         10.6 (2) Warrant dated August 15, 1995 from the Company and J.E. Sheehan & Company.

         10.7 (2) Warrant dated August 15, 1995 from the Company to Dominque A. Bodevin.

         10.8 (2)      Warrant dated August 15, 1995 from the Company to Roger
                       Favale.

         10.9 (1) Underwriters Warrant Agreement dated June 6, 1995 between the Company and Gilford Securities Incorporated.

         10.10 (3)     Placement Agent Agreement dated as of January 8, 1997 by
                       and between the Company and Fine Equities, Inc. ("Fine").

         10.11 (3)     Form of Subscription Agreement between the Company and
                       each of the purchasers of the 1,000,000 shares of Common
                       Stock.

         10.12 (3)     Placement Agent's Warrant Agreement dated as of January
                       23, 1997 by and between the Company and Fine.

         10.13         Warrant dated January 23, 1997 from the Company for N.
                       Scott Fine.

         10.14         Warrant dated January 23, 1997 from the Company for M.
                       Troy Duncan.

         10.15         Warrant dated January 23, 1997 from the Company to Sharon
                       Bronte.

         10.16 Warrant dated January 23, 1997 from the Company to William A. Jolly.

         10.17 (2)     Business Loan Agreement dated July 26, 1995 between MDC
                       Investment Holdings, Inc. ("MDC Holdings") and Meridian
                       Bank.

         10.18 (2)     Demand Promissory Note dated July 26, 1995 from MDC
                       Holdings in favor of Meridian Bank.

         Exhibit
         Number                           Description
         -------                          -----------

         10.19 (2)    Security Agreement dated July 26, 1995 between MDC
                      Holdings and Meridian Bank.

         10.20 (2)    Surety Agreement dated July 26, 1995 between the Company
                      and Meridian Bank.

         10.21 (2)    Security Agreement dated July 26, 1995 between the Company and Meridian Bank.

         10.22 (2)    Pledge Agreement dated July 26, 1995 between MDC Holdings
                      and Meridian Bank.

         10.23 (2)    Judgment Note dated July 26, 1995 from the Company in
                      favor of MDC Holdings.

         10.24 (2)    Business Loan Agreement dated December 29, 1995 between
                      MDC Research Ltd. and Meridian Bank.

         10.25 (2)    Business Loan Agreement dated December 29, 1995 between
                      MDC Holdings and Meridian Bank.

         10.26 (2)    Demand Promissory Note dated December 29, 1995 from
                      MDC Research Ltd. in favor of Meridian Bank.

         10.27 (2)    Demand Promissory Note dated December 29, 1995 from
                      MDC Holdings in favor of Meridian Bank.

         10.28 (2)    Security Agreement dated December 29, 1995 between
                      MDC Research Ltd. and Meridian Bank.

         10.29 (2)    Pledge Agreement dated December 29, 1995 between
                      MDC Holdings and Meridian Bank.

         10.30 (2)    Assignment of Agency or Fiduciary Account dated
                      December 29, 1995 from MDC Holdings to Meridian Bank.

         10.31 (2)    Surety Agreement dated December 29, 1995 between the
                      Company and Meridian Bank.

         10.32 (2)    Surety Agreement dated December 29, 1995 between
                      MDC Holdings and Meridian Bank.

         10.33 (2)    Amendment to Loan Agreement dated February 16, 1996 among
                      Meridian Bank, MDC Holdings and MDC Research Ltd.

         10.34 (4)    Second Amendment to Loan Agreement dated April 4, 1996
                      among Meridian Bank, MDC Holdings, The Med-Design
                      Corporation, and MDC Research Ltd.

         10.35 (4)    Judgement Note dated April 12, 1996 from the Company
                      in favor of MDC Holdings

         10.36 (4)    Amendment to Security Agreement dated April 4, 1996
                      between the Company and Meridian Bank.

         Exhibit
         Number                           Description
         -------                          -----------

         10.37 (4)    Demand Promissory Note dated April 4, 1996 from
                      MDC Holdings in favor of Meridian Bank.

         10.38 (5)    Third Amendment to Loan Agreement dated July 11, 1996
                      among Meridian Bank, MDC Holdings, The Med-Design
                      Corporation, and MDC Research Ltd.

         10.39 (5)    Judgement Note dated July 11, 1996 from the Company
                      in favor of MDC Holdings.

         10.40 (5)    Demand Promissory Note dated July 11, 1996 from
                      MDC Holdings in favor of Meridian Bank.

         10.41 Fourth Amendment to Loan Agreement dated November 14, 1996 among CoreStates Bank, N.A. ("CoreStates") successor by merger to Meridian Bank, MDC Holdings, The Med-Design Corporation, and MDC Research Ltd.

         10.42 Judgement Note dated November 14, 1996 from the Company in favor of MDC Holdings.

         10.43 Demand Promissory Note dated November 14, 1996 from MDC Holdings in favor of CoreStates.

         10.44 (2)    Form of Business Loan Agreement dated July 12, 1995
                      between the Company and Eagle National Bank
                      ("Eagle Bank").

         10.45 (2)    Form of Promissory Note dated July 12, 1995 from the
                      Company in favor of Eagle Bank.

         10.46 (2)    Form of Security Agreement dated July 12, 1995 between
                      the Company and Eagle Bank.

         10.47 (2)    Form of Assignment of Deposit Account dated July 12, 1995
                      from the Company to Eagle Bank.

         10.48 (2)    Lease Agreement dated June 15, 1995 between
                      Moen Development and MDC Research Ltd. and guaranteed by the Company.

         10.49 (2)    Lease Agreement dated October 1, 1993 between
                      Arden North American Partners, L.P. and the Company, as amended by the First Amendment dated November 2, 1995.

         Exhibit
         Number                           Description
         -------                          -----------

         10.50 (2)    Employment Agreement dated as of August 1, 1995 between
                      the Company and Donald Shea.

         10.51 (2)    Employment Agreement between the Company and
                      Patrick E. Rodgers.

         10.52 (2)    Employment Agreement between the Company and John Osborne.

         10.53 (2)    Employment Agreement between the Company and
                      Gilbert White.

         10.54        Warrant dated March 19, 1997 from the Company to
                      John F. Kelley.

         21 (1)       List of Subsidiaries of the Company.

         23           Consent of Independent Accountants.

         27 (6)       Financial Data Schedule.

(b)  No reports on Form 8-K were filed in the quarter ended December 31, 1996.


-------------------


(1) Incorporated by reference to Form SB-2 filed April 7, 1995 and Amendment Nos. 1, 2 and 3 thereto (File No. 33-901014).

(2)  Incorporated by reference to Form 10-KSB filed on March 29, 1996.

(3)  Incorporated by reference to Form 8-K filed on February 7, 1997.

(4)  Incorporated by reference to Form 10-QSB filed on May 13, 1996.

(5)  Incorporated by reference to Form 10-QSB filed on August 7, 1996.

(6)  Electronic filing only.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE MED-DESIGN CORPORATION

Date: March 27, 1996                  By: /s/ James M. Donegan
                                          -------------------------------------
                                          James M. Donegan
                                          President and Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                                  Date
---------                                   -----                                                  ----

/s/ James M. Donegan                        Chairman of the Board, President and Chief             March 27, 1996
----------------------------------          Executive Officer (Principal Executive Officer)
James M. Donegan


/s/ Patrick E. Rodgers                      Executive Vice President, Finance and Chief            March 27, 1996
----------------------------------          Financial Officer (Principal Financial Officer
Patrick E. Rodgers                          and Principal Accounting Officer)


/s/ Joseph N. Bongiovanni, III              Director                                               March 27, 1996
----------------------------------
Joseph N. Bongiovanni, III


/s/ John A. Botich                          Director                                               March 27, 1996
----------------------------------
John A. Botich


/s/ John F. Kelley                          Director                                               March 27, 1996
----------------------------------
John F. Kelley


/s/ John S. Marr, M.D.                     Director                                                March 27, 1996
----------------------------------
John S. Marr, M.D.


/s/ Gilbert M. White                       Director                                                March 27, 1996
----------------------------------
Gilbert M. White

                                      -28-

                   Index to Consolidated Financial Statements



                                                                         Page


Report of Independent Accountants.........................................F-2

Consolidated Balance Sheets as of
  December 31, 1996
    and as of December 31, 1995...........................................F-3

Consolidated Statements of Operations for the
  years ended December 31, 1996 and
   December 31, 1995 and Cumulative during
    the development stage.................................................F-4

Consolidated Statements of Stockholders'
  Equity for the years ended December 31, 1996
   and December 31, 1995..................................................F-5

Consolidated Statements of Cash Flows for the
  years ended December 31, 1996 and
   December 31, 1995 and Cumulative
    during the development stage..........................................F-6

Notes to Consolidated Financial Statements........................F-7 to F-18

                        REPORT OF INDEPENDENT ACCOUNTANTS


                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
The Med-Design Corporation:

         We have audited the accompanying consolidated balance sheets of The Med-Design Corporation and subsidiaries (a development stage company) as of December 31, 1996 and 1995, and the related consolidated statements of operation, stockholders' equity and cash flows for each of the two years in the period ending December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Med-Design Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




/s/ Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 19, 1997

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEET


                                                                              December 31,    December 31,
                                                                                  1996             1995
                                                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                   $  1,648,639    $    221,229
  Short-term investment                                                            535,248         511,908
  Available-for-sale securities                                                  5,638,498       7,112,286
  Prepaid expenses and other current assets                                         97,461          65,185
                                                                              ------------    ------------

    Total current assets                                                         7,919,846       7,910,608

  Property, plant, and equipment, net of accumulated
    depreciation and amortization of $183,510 in 1996
      and $42,773 in 1995                                                        1,240,557         831,955
  Patents, net of accumulated amortization of $34,324 in 1996
      and $24,724 in 1995                                                          174,623         140,748
  Other assets                                                                      14,136            --
                                                                              ------------    ------------
                                                                              $  9,349,162    $  8,883,311
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                       $  6,446,500    $  2,128,500
  Accounts payable                                                                 172,911         289,914
  Accrued expenses                                                                 128,146         200,819
  Due to officer                                                                      --            35,374
  Current maturities of long-term debt and capital lease obligations               237,652         140,681
                                                                              ------------    ------------

    Total current liabilities                                                    6,985,209       2,795,288
                                                                              ------------    ------------

  Long-term debt and capital lease obligations, less current maturities            300,366         277,483
                                                                              ------------    ------------

    Total liabilities                                                            7,285,575       3,072,771
                                                                              ------------    ------------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized;
    no shares outstanding
  Common stock, $.01 par value, 20,000,000 shares authorized; 6,899,570 and
    6,778,570 shares issued and outstanding
      at December 31, 1996 and 1995, respectively                                   68,996          67,786
  Additional paid-in capital                                                    15,718,504      15,140,814
  Deficit accumulated during the development stage                             (13,747,408)     (9,424,539)
  Unrealized gain on available-for-sale securities                                  23,495          26,479
                                                                              ------------    ------------

    Total stockholders' equity                                                   2,063,587       5,810,540
                                                                              ------------    ------------

                                                                              $  9,349,162    $  8,883,311
                                                                              ============    ============


   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS







                                                         Cumulative
                                                       From Inception,                Year Ended December 31,
                                                      December 13, 1993        ------------------------------------
                                                     to December 31, 1996           1996                1995
                                                   ------------------------    ---------------    -----------------

Operating expense:
    Marketing                                                      $378,368           $219,191             $159,177
    General and administrative                                    4,655,251          2,592,727            1,413,374
    Research and development                                      2,163,242          1,554,096              609,146
    Purchased research and development                            5,932,770                 --            5,932,770
                                                   ------------------------    ---------------    -----------------

     Total operating expenses                                    13,129,631          4,366,014            8,114,467
                                                   ------------------------    ---------------    -----------------

    Loss from operations                                        (13,129,631)        (4,366,014)          (8,114,467)
    Interest expense                                             (1,208,138)          (400,649)            (524,587)
    Interest income                                                 590,361            443,794              146,567
                                                   ------------------------    ---------------    -----------------

    Net loss                                                  ($13,747,408)       ($4,322,869)         ($8,492,487)
                                                   ========================    ===============    =================

    Net loss per common share                                                          ($0.63)              ($1.71)
                                                                               ===============    =================

Weighted average common
     shares outstanding                                                             6,830,802            4,961,666
                                                                               ===============    =================


   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                             Deficit    Unrealized
                                                                                           Accumulated    Gain On
                                                                            Additional     During the   Available-
                                                         Common Stock         Paid-in      Development   For-Sale   Stockholders'
                                                      Shares     Amount       Capital         Stage     Securities     Equity
                                                    ----------------------------------------------------------------------------
Balance, December 13, 1993 (inception)                    -          -            -              -            -           -

    Issuance of shares in exchange
       for contributed assets                         1,541,824    $15,418        $84,582                               $100,000
    Issuance of shares common stock for cash             54,520        545         66,705                                 67,250
    Issuance of shares of common stock with debt        182,056      1,821        528,164                                529,985
    Issuance of shares of common stock
       for services rendered                            240,000      2,400        416,400                                418,800
    Net loss                                                                                  ($932,052)                (932,052)
                                                    ----------------------------------------------------------------------------

Balance, December 31, 1994                            2,018,400     20,184      1,095,851      (932,052)                 183,983

    Issuance of shares of common stock with debt         42,856        429                                               150,000
    Expiration of option to convert shares of
       common stock into $30,000 of senior debt          20,000        200         29,800                                 30,000
    Issuance of shares of common stock in
       exchange for outstanding shares of MDI         1,247,314     12,473      4,353,126                              4,365,599
    Issuance of shares of common stock in
       initial public offering                        3,450,000     34,500      9,491,466                              9,525,966
    Issuance of warrants in connection with
       consulting agreement                                                        21,000                                 21,000
    Change in unrealized gains on
       available-for-sale securities                                                                        $26,479       26,479
    Net loss                                                                                 (8,492,487)              (8,492,487)
                                                    ----------------------------------------------------------------------------
Balance, December 31,1995                             6,778,570     67,786     15,140,814    (9,424,539)     26,479    5,810,540
    Issuance of shares of common stock related to
       the exercise of stock options                     10,000        100         34,900                                 35,000
    Issuance of shares of common stock in
       connection with exercise of warrants             111,000      1,110        542,790                                543,900
    Change in unrealized gains on
       available-for-sale securities                                                                         (2,984)      (2,984)
    Net loss                                                                                 (4,322,869)              (4,322,869)
                                                    ----------------------------------------------------------------------------
Balance, December 31,1996                             6,899,570    $68,996    $15,718,504  ($13,747,408)    $23,495   $2,063,587
                                                    ============================================================================


   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS



                                                                   Cumulative                     December 31,
                                                                 From Inception,        --------------------------------
                                                                December 13, 1993
                                                              to December 31, 1996          1996              1995
                                                             -----------------------    --------------    --------------
Cash flows from operating activities:

Net loss                                                               ($13,747,408)      ($4,322,869)      ($8,492,487)
Adjustments to reconcile net loss to operating
  cash flows (net of acquisition):
      Depreciation and amortization                                         199,238           150,337            48,901
      Issuance of common stock for services                                 418,800
      Purchased research and development                                  5,932,770                           5,932,770
      Issuance of common stock for interest                                  29,985
      Issuance of warrants for services                                      21,000                              21,000
      Amortization of original issued discount                              650,000                             407,143
      (Gain) Loss on sale of available-for-sale securities                   (4,084)              341            (4,425)
      Changes in operating assets and liabilities:
         Prepaid expenses and other current assets                          (94,953)          (32,276)          (42,356)
         Accounts payable                                                    65,190          (117,003)           160,658
         Accrued expenses                                                  (162,347)         (108,047)          (70,490)
                                                             -----------------------    --------------    --------------

      Net cash used by operating activities                              (6,691,809)       (4,429,517)       (2,039,286)
                                                             -----------------------    --------------    --------------

Cash flows from investing activities:
  Purchases of property and equipment                                    (1,379,537)         (541,642)         (837,895)
  Additions to patents                                                      (52,543)          (43,475)           (9,068)
  Payments for purchase of option to acquire
    Med-Design Incorporated                                                (125,000)
  Investments in available-for-sale securities, net                      (5,610,919)        1,470,463        (7,081,382)
  Notes receivable funded                                                   (92,500)                             (2,500)
  Purchase of short-term investment                                        (535,248)          (23,340)         (511,908)
                                                             -----------------------    --------------    --------------

      Net cash used by investing activities                              (7,795,747)          862,006        (8,442,753)
                                                             -----------------------    --------------    --------------
Cash flows from financing activities:
  (Repayment of) advances from related parties                                                                 (144,302)
  (Repayment of) proceeds from short-term borrowing                                                            (500,000)
  Capital lease payments                                                    (15,846)           (9,813)           (6,033)
  Proceeds from long-term borrowings                                        691,685           280,187           411,498
  Repayment of long-term borrowings                                        (174,124)         (158,217)          (15,907)
  Proceeds from issuance of common stock, prior to
    initial public offering                                                  97,250
  Proceeds from exercise of options                                          35,000            35,000
  Proceeds from issuance of common stock in connection
    with exercise of warrants                                               543,900           543,900
  Proceeds from short-term borrowing                                      6,446,500         4,318,000         2,128,500
  Other                                                                     (14,136)          (14,136)
  Repayment of acquisition note                                          (1,000,000)                         (1,000,000)
  Proceeds of initial public offering, net of offering costs              9,525,966                           9,729,453
                                                             -----------------------    --------------    --------------
      Net cash provided by financing activities                          16,136,195         4,994,921        10,603,209
                                                             -----------------------    --------------    --------------
Increase in cash                                                          1,648,639         1,427,410           121,170
Cash and cash equivalents, beginning of period                                                 221,229           100,059
                                                             -----------------------    --------------    --------------

Cash and cash equivalents, end of period                                 $1,648,639        $1,648,639          $221,229
                                                             =======================    ==============    ==============
Cash paid during the period:
Interest                                                                   $525,538          $378,469          $117,084
                                                             =======================    ==============    ==============
Noncash financing activities:
  Issuance of common stock for rights under option
    to acquire Med-Design, Inc.                                            $100,000                            --
                                                             -----------------------    --------------    --------------
  Issuance of common stock in connection with
    short-term borrowing                                                   $650,000                            $150,000
                                                             -----------------------    --------------    --------------
  Capital lease obligation incurred                                         $36,303            $7,697           $28,606
                                                             -----------------------    --------------    --------------
  Change in unrealized gain                                                 $23,495           ($2,984)          $26,479
                                                             -----------------------    --------------    --------------


   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  Nature of Business

     The Med-Design Corporation (the "Company") designs, develops, manufactures and markets safety medical devices intended to reduce the incidence of accidental needlesticks. Accordingly, the Company and its products are subject to various regulatory processes and approvals. The Company has three core products under development and several new products which are in the beginning stages of development. The Company is a development stage enterprise, as defined by Financial Accounting Standards ("FAS") No. 7, "Accounting and Reporting by Development Stage Enterprise."


2.  Significant Accounting Policies

Principals of consolidation:

     The accompanying consolidated financial statements include the accounts of The Med-Design Corporation ("MDC") and its wholly-owned subsidiaries, MDC Investment Holdings, Inc. and MDC Research Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents:

     The Company considers all investments with original maturities of three months or less to be cash equivalents. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. At December 31, 1996, none of the Company's balances exceeded FDIC insurance limits.

Short-term investments:

     Short-term investments represent investments in a certificate of deposit with a maturity greater than three months. These investments are stated at cost plus accrued interest which equals market value. The short-term investment is restricted as collateral for an equipment financing facility.

Investments in marketable securities:

     The Company adopted FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1995. The Company's investments are classified as available-for-sale securities under provisions of FAS No. 115 and accordingly any unrealized holding gains or losses, net of taxes, are excluded from income and recognized as a separate component of shareholders' equity until realized.

     Investments in marketable securities are made consistent with the Company's investment guidelines as developed by management and approved by the investment committee of the Board of Directors.

                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.   Significant Accounting Policies, continued

Property, plant and equipment:

     Property, plant and equipment are carried at cost. The cost of properties held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Significant additions or improvements extending the assets useful lives are capitalized. Normal maintenance and repair costs are expensed as incurred. When property, plant and equipment are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and the resulting gain or loss recognized.

     Depreciation is computed by the straight-line method at rates based upon the estimated service life of the various classes of assets (5 to 10 years). Leasehold improvements are depreciated over the remaining lease term or asset life if shorter.

Recoverability of Long-Lived Assets:

     The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS 121) in 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of FAS 121 did not impact the Company's 1996 results of operations of financial condition.

Patents:

     Patents, patent applications, and rights are stated at acquisition costs. Amortization of patents is recorded using the straight-line method over the legal lives of the patents, generally for periods ranging up to 17 years. Amortization expense from the years ended December 31, 1996 and 1995 was $9,600 and $7,200, respectively.

Income taxes:

     The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Research and development:

     Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Research and development expenses amounted to $1,554,096 in 1996 and $6,541,916 in 1995. Included in 1995 research and development expenses was $5,932,770 for purchased research and development incurred in connection with the acquisition of MDI (Note 12).

Net loss per share:

     Net loss per common share is based on the weighted average number of common shares outstanding during the respective periods. All Common Stock equivalents are not considered in the net loss per share as they are antidilutive.

                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.   Significant Accounting Policies, continued

Estimates utilized in the preparation of financial statements:

     The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Pronouncement

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earning Per Share." This Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company us currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

3.   Available-for-Sale Securities

     The Company has recorded investments in available-for-sale securities at fair value and gross unrealized gains and losses as a separate component of shareholders' equity. Realized gains and losses on the sale of investment securities are recognized using the specific identification method.

     Gross unrealized gains and losses for the years ended December 31, 1996 and 1995 are as follows:

                                                     Gross
                                                   Unrealized
                                                     Gains
                                      Cost          (Losses)       Fair Value
                                      ----          --------       ----------
At December 31, 1996:
U.S. Government Obligations        $3,010,309        $31,228       $3,041,537
Corporate Debt Securities           2,604,694         (7,733)       2,596,961
                                    ---------        -------        ---------
Total                              $5,615,003        $23,495       $5,638,498
                                   ==========        =======       ==========

At December 31, 1995:
U.S. Government Obligations        $5,071,045        $17,241       $5,088,286
Corporate Debt Securities           2,014,762          9,238        2,024,000
                                    ---------         ------        ---------
Total                              $7,085,807        $26,479       $7,112,286
                                   ==========        =======       ==========

                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3.   Available-for-Sale Securities, continued

     Investment income for the years ended December 31, 1996 and 1995 consisted of the following:


                                              1996             1995
                                              ----             ----
Realized gain on sale of                     $15,035          $4,683
available-for-sale securities
Realized loss on sale of                     (15,376)           (258)
available-for-sale securities
Interest income                              416,413         146,567
Dividend income                                6,148           2,183
                                            --------        --------
Total                                       $422,220        $153,175
                                            ========        ========

4.   Property, Plant And Equipment

     Balances of major classes of assets and accumulated depreciation and amortization at December 31, 1996 and 1995 are as follows:


                                             1996                1995
                                             ----                ----
Leasehold improvements                   $  160,127            $ 63,358
Machinery and equipment                     433,863             360,264
Office furniture & fixtures                 413,178             207,236
Computer equipment & software               320,788             215,264
Equipment under capital lease                36,303              28,606
Construction in progress                     59,808                --
                                         ----------            --------
                                         $1,424,067            $874,728

Less:
Accumulated depreciation                    174,319              39,912
Accumulated amortization of
equipment held under capital
lease                                         9,191               2,861
                                         ----------            --------
                                         $1,240,557            $831,955
                                         ==========            ========

     Depreciation and amortization expense was $140,737 and $48,901 for the years ended December 31, 1996 and 1995, respectively.

                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5.   Short-Term Borrowings

     In July 1995, the Company entered into a $3,000,000 revolving line of credit ("Loan Agreement") with its principal lending institution (the "Bank"). In 1996, The Loan Agreement was amended to $6,750,000, and the Company's equipment financing facility ("Equipment Loans") with the Bank was consolidated into the Loan Agreement. The amended Loan Agreement provides that advances under Equipment Loans will not exceed $600,000 of the $6,750,000. Borrowings to meet working capital needs bear interest at LIBOR plus 250 basis points (8.091% at December 31, 1996). Under the terms of the Loan Agreement, all borrowings must be fully collateralized by available-for-sale securities, cash equivalents, equipment financed, and general intangibles of the Company. The line of credit is due on June 30, 1997. At December 31, 1996 and 1995, including Equipment Loans, the Company had $6,563,056 and $2,300,000 outstanding under the Loan Agreement, respectively (Note 14).

     Equipment Loans are classified as long-term debt (See Note 6).

6.   Long-Term Debt

     Long-term debt at December 31, 1996 and 1995 consisted of the following:

                                                            December 31,
                                                            -----------
                                                       1996             1995
                                                       ----             ----

          Bank term note, under
          equipment financing facility,
          interest at prime plus .25%;
          fully collateralized, payable
          in monthly installments
          through December 1998 (See
          Note 5).                                  $116,556        $171,500

          Bank term note, under
          financing facility, interest
          at the Bank's prime rate,
          payable in equal monthly
          installments through 1999;
          fully collateralized by
          applicable equipment and the
          short-term investment. At
          December 31, 1996,
          approximately $134,000 was
          available for additional
          equipment financing.                       401,005         224,091

          Capital lease obligations, at
          interest rates ranging from
          4.4% to 9.3%, with monthly
          payments ranging from $182 to
          $549; lease obligations are
          due through 2000.                           20,457          22,573
                                                    --------        --------
                                                     538,018         418,164
Less: current maturities                             237,652         140,681
                                                    --------        --------
                                                    $300,366        $277,483
                                                    ========        ========


                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


6.   Long-Term Debt, continued

     The aggregated amount of debt and capital lease obligations maturing in each of the next three years after 1996 us as follows:


                          1997                    $237,652
                          1998                     227,714
                          1999                      70,732
                          2000                       1,920
                          Thereafter                    --
                                                  --------
                                                  $538,018
                                                  ========

7.   Commitments and Contingencies

     The Company leases a building, office space, and other office equipment under noncancellable operating leases expiring at various times through December 31, 2000. The building lease provides an option to renew the lease for two additional thirty-six month periods.

         The following is a schedule of future minimum payments, by year and in the aggregate, of noncancellable operating leases with initial or remaining terms of greater than one year at December 31, 1996:

                            1997                     $192,000
                            1998                      192,000
                            1999                      191,000
                            2000                      163,000
                                                     --------
                            Total minimum
                              lease payments         $738,000
                                                     ========

     Total rent expense under all operating leases for year ended December 31, 1996 and 1995 was $189,774 and $88,862, respectively.

     The Company has employment agreements, renewable annually, with the Chairman of the Board, President and Chief Executive Officer, and certain other executives providing for salary to be paid over the term of their agreements which expire in the year 2000 and 1998, respectively. At December 31, 1996, payments due under employment contracts in 1997 total approximately $889,500.


                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.   Stockholder's Equity

     Common Stock

     On January 31, 1996, the Board of Directors authorized a two-for-one stock split in the form of a stock dividend payable to shareholders of record as of February 12, 1996. All references in the consolidated financial statements to average number of shares outstanding and related prices, per share amounts, and stock plan data have been restated to reflect this split.

     The Company was originally capitalized by the contribution of a $100,000 option to acquire MDI in exchange for 1,541,824 shares of the company.

     During the years ended December 31, 1995 and 1994 the Company issued three notes totaling $650,000 with 185,716 shares of Common Stock in the aggregate. The value of the stock represents $650,000 of original issue discount on the debt which was charged to income through the first quarter of fiscal year 1995. The debt along with accrued interest of 10% was paid upon the consummation of the Company's initial public offering. Two of these notes aggregating $400,000 and 114,286 shares were issued to shareholders of the Company.

     In addition to shares purchased for cash or in connection with debt issuances during the year ended December 31, 1994, the Company issued 240,000 shares to various individuals in exchange for services rendered. The fair market value of the shares has been recorded as compensation expense of $418,800.

     In accordance with an agreement between the Company and a shareholder, based on the outcome of the Company's initial public offering, the shareholder had the option to convert 20,000 shares of stock into $30,000 of senior corporate debt bearing interest at 10%. Based on the outcome of the initial public offering this option expired unexercised.

     Stock Option Plan

     In 1995, the Company created a Non-Qualified Stock Option Plan ("Stock Option Plan") which provides for the granting of 500,000 options to directors, officers, and other employees of the Company. Under the Stock Option Plan, the exercise price of each option may not be less than the fair market value (as of the date of grant) of Common Stock subject thereto and the term of each option may be no more than 10 years from the date of grant. Additionally, the Stock Option Plan provides for the issuance of options for the purchase of 16,000 shares of Common Stock annually to each non-employee director.


                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.   Stockholder's Equity, continued

     Stock Option Plan, continued

     Activity under the Stock Option Plan during the years ended December 31, 1996 and 1995 is as follows:

                                                        1996                                            1995
                                  -------------------------------------------       ---------------------------------------
                                                                    Weighted-                                     Weighted-
                                                                     Average                                       Average
                                                                    Exercise                                      Exercise
Fixed Options                               Shares                    Price                  Shares                 Price
-------------------------------   ---------------------       ---------------       ------------------      ---------------
Outstanding at beginning
   of year                                      123,000                 $4.80                       --                   --
Granted                                         176,000                $10.77                  123,000                $4.80
Exercised                                       (10,000)                $3.50                       --                   --
Canceled                                             --                    --                       --                   --
                                  ---------------------       ---------------       ------------------      ---------------
Outstanding at end of year                      289,000                 $8.48                  123,000                $4.80
                                  =====================       ===============       ==================      ===============
Options exercisable at
   year-end                                      81,000                                         58,000
                                  =====================                             ==================
Option price range at end
   of year                              $3.50 to $20.50                                 $3.50 to $7.38
                                  =====================                             ==================
Weighted-average fair
   value of options granted
       during year                                $5.94                                          $2.35
                                  =====================                             ==================




     The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                              Options Outstanding                                 Options Exercisable
                         -------------------------------------------------------------   --------------------------------------
                                                    Weighted-
                                                     Average              Weighted-                                Weighted-
                               Number               Remaining              Average            Number                Average
Range of                    Outstanding            Contractual            Exercise          Exercisable            Exercise
Exercise Prices             at 12/31/96                Life                 Price           at 12/31/96              Price
-------------------      ------------------      ----------------      ---------------   -----------------      ---------------
$3.50                                68,000                   4.7                $3.50              68,000                $3.50
$6.875 to $7.380                    173,000                   6.5                $7.10              13,000                $6.99
$20.50                               48,000                   5.4               $20.50                  --                   --
                         ------------------      ----------------      ---------------   -----------------      ---------------
$3.50 to $20.50                     289,000                   6.4                $8.48              81,000                $4.06
                         ==================      ================      ===============   =================      ===============


                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.   Stockholder's Equity, continued

     Stock Option Plan, continued

     The company has adopted the disclosure only provisions of FAS No. 123, "Accounting for Stock-based Compensation." Accordingly, no compensation cost has been recognized for the Company's Stock Option Plan. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of FAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                   1996            1995
                                                   ----            ----
         Net loss - as reported                ($4,322,869)    ($8,492,487)
         Net loss - pro forma                  ($4,919,601)    ($8,664,319)
         Net loss per share - as reported           ($0.63)         ($1.71)
         Net loss per share - pro forma             ($0.72)         ($1.75)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption used for grants in 1996 and 1995: dividend yield of 0.00%; expected volatility of .74%; risk free interest rate of 6.29%; and expected lives based on actual terms of options granted.

     Warrants

     In connection with the initial public offering (Note 13), the Company issued warrants to the Underwriter to purchase 300,000 shares of Common Stock, of which warrants to purchase 111,000 shares were exercised in 1996. In addition, on August 15, 1995 the Company issued warrants to purchase from the Company 100,000 shares of Common Stock at $7.50 per share, in consideration for the execution of an agreement for consulting services. The warrants are exercisable upon issuance and expire on August 15, 1998. In connection with the issuance of these warrants, the Company recorded consulting expense in the amount of $21,000 for the year ended December 31, 1995.


                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


9.   Income Taxes

     On December 31, 1996 and 1995, the Company had a net operating loss carry forward for federal income tax purposes of approximately $6,091,621 and $3,175,000, respectively, and for state tax purposes of approximately $5,966,000 and $1,636,000, respectively. These net operating losses are available to offset future taxable income, if any, through 2011 and 2001 for federal and state tax purposes, respectively. A valuation allowance has been provided for the deferred tax asset resulting from the net operating loss carry forward. Other temporary differences are insignificant. The utilization of net operating loss carryforward may be limited by Section 382 of the Internal Revenue Code.


10.  Related Party Transactions

     During 1996, an officer of the Company was paid $35,374 for wages accrued under an employment agreement with MDI, prior to the acquisition of MDI by MDC.

     During 1996 and 1995, the Company paid $33,182 and $121,803, respectively, for legal services to a firm, of which a partner is a director, officer and shareholder of the Company.


11.  Fair Value of Financial Statements

     The fair value of financial instruments approximates carrying value. The following methods and assumptions were considered by the Company in determining its fair value disclosures for financial instruments:

          Cash and cash equivalents: The carrying amount reported in the balance sheet approximates fair value.

          Marketable securities: Available-for-sale securities consist of corporate bonds and U.S. Government obligations. Fair value is based on quoted market prices.

          Debt: The Company's debt is primarily variable in nature and based on LIBOR or the prime rate. As a whole the carrying amount of debt instruments approximates fair value.


                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


12.  Acquisition of MDI

     On April 5, 1995 the Company acquired the outstanding stock of MDI in exchange for 1,247,314 (valued at $4,365,599) shares of the Company, of which 3,572 shares were delivered to certain creditors of MDI to satisfy $12,500 of outstanding obligations of MDI, 24,000 shares to a former noteholder of MDI to satisfy an obligation of MDI, and a $1,000,000 non-interest bearing promissory note. The Note was satisfied on June 12, 1995 utilizing the net proceeds of the Company's initial public offering.

     This acquisition was accounted for in accordance with the purchase method, under which the purchase price was allocated to the assets of MDI based on the fair market value of such assets. The excess of the purchase price over the fair market value of the net assets acquired was treated as purchased research and development as follows:


            Value of 1,247,314 shares of stock
               granted at a price of $3.50 a share        $4,365,599
            Issuance of note to former
              shareholders of MDI                          1,000,000
            Payments in connection with
              option to acquire MDI                          225,000
            Negative net book valued acquired                342,171
                                                        ------------
                                                          $5,932,770
                                                        ============

13.  Initial Public Offering

     In June 1995, the Company consummated an initial public offering (the "Offering") of 3,000,000 shares of Common Stock at a price of $3.50 per share (1,500,000 shares at $7.00 per share prior to stock split - Note 11). An additional 450,000 shares were issued at $3.50 per share to the Underwriter of the initial public offering. The Company received $9,525,966 in proceeds, net of costs incurred in connection with the Offering.

     Additionally, in connection with the Offering, the Company agreed to sell to the Underwriter, for nominal consideration, warrants to purchase 300,000 shares of Common Stock ("the Underwriter's Warrants"). The Underwriter's Warrants are exercisable at a price of $4.90 per share of Common Stock for a period of four years commencing one year from the effective date of the Offering.


                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14.  Subsequent Events

     On January 23, 1997, the Company completed a Private Placement ("Placement") of 1,000,000 new shares of Common Stock at a price of $5.00 per share. The Company received approximately $4,627,000, net of expenses incurred in connection with the Placement.

     In connection with the Placement, the Company agreed to sell, for nominal consideration, warrants to purchase 100,000 shares of Common Stock ("Placement Agent Warrants"). The Placement Agent Warrants are exercisable at a price of $5.50 a share of Common Stock for a period of four years commencing January 22, 1998.

     On February 21, 1997, the Company reduced debt outstanding under its Loan Agreement by $2,000,000.

     On March 19, 1997, the Company issued warrants to purchase 100,000 shares of its Common Stock at $7.50 to a director. These warrants are exercisable on or before March 19, 2000.