Form 10QSB
period 1997-03-31
MED-DESIGN CORP
filed 1997-05-14
CIK 943736

================================================================================

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
                     For the transition period from ___to___


                         Commission file number 0-25852
                                                -------


                           THE MED-DESIGN CORPORATION

                Delaware                          23-2771475
        ------------------------           ------------------------
        (State of Incorporation)           (IRS Employer ID Number)




            121 South Broad Street, Suite 310, Philadelphia, PA 19107
            ---------------------------------------------------------

                                 (215) 735-2700
                                 --------------

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

Common Stock - 7,924,570 shares Common Stock, $.01 par value, outstanding as of May 13, 1997.

================================================================================

                           THE MED-DESIGN CORPORATION
                                   FORM 10-QSB



INDEX

                                                                                                         Page Number

                  PART I - FINANCIAL INFORMATION

Item 1- Financial Statements

        Consolidated Balanced Sheets as of March 31, 1997 (unaudited) and as of
        December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

        Consolidated Statements of Operations for the three months ended March
        31, 1997 and 1996 and Cumulative During Development Stage (unaudited) . . . . . . . . . . . . . . . . . . .2

        Consolidated Statements of Cash Flows for the three months ended March
        31, 1997 and 1996 and Cumulative During Development Stage (unaudited) . . . . . . . . . . . . . . . . . . .3

        Notes to Consolidated Financial Statements (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . .4

Item 2- Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . .5-9


                   PART II - OTHER INFORMATION

Item 1- Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

Item 2- Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

Item 3- Defaults upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

Item 4- Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . .10

Item 5- Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

Item 6- Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10


                  THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                         (a development stage company)

                          CONSOLIDATED BALANCE SHEETS



                                                                                                   March 31,            December 31,
                                                                                                      1997                 1996
                                                                                                  -----------           -----------
                                                                                                  (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                                           $133,787            $1,648,639
 Short-term investment                                                                                535,248               535,248
 Available-for-sale securities                                                                      8,928,432             5,638,498
 Prepaid expenses and other current assets                                                             56,991                97,461
                                                                                                  -----------            ----------
   Total current assets                                                                             9,654,458             7,919,846

 Property, plant, and equipment, net of accumulated
   depreciation and amortization of $238,683 and $183,510
   at March 31, 1997 and December 31, 1996, respectively                                            1,241,262             1,240,557
 Patents, net of accumulated amortization of $36,724 and $34,324
   at March 31, 1997 and December 31, 1996, respectively                                              176,649               174,623
 Other assets                                                                                            --                  14,136
                                                                                                  -----------            ----------
                                                                                                  $11,072,369            $9,349,162
                                                                                                  ===========            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                                                             $4,630,500            $6,446,500
 Accounts payable                                                                                     245,446               172,911
 Accrued expenses                                                                                      50,423               128,146
 Current maturities of long-term debt and capital lease obligations                                   221,064               237,652
                                                                                                  -----------            ----------
   Total current liabilities                                                                        5,147,433             6,985,209
                                                                                                  -----------            ----------
Long-term debt and capital lease obligations, less current maturities                                 243,971               300,366
                                                                                                  -----------            ----------
   Total liabilities                                                                                5,391,404             7,285,575
                                                                                                  -----------            ----------
Commitments and Contingencies

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares authorized;
   no shares outstanding                                                                                 --                    --
 Common stock, $.01 par value, 20,000,000 shares authorized;
   7,921,570 and 6,899,570 shares issued and outstanding
   at March 31, 1997 and December 31, 1996, respectively                                               79,216                68,996
 Additional paid-in capital                                                                        20,535,437            15,718,504
 Deficit accumulated during the development stage                                                 (14,928,604)          (13,747,408)
 Unrealized (loss) gain on available-for-sale securities                                               (5,084)               23,495
                                                                                                  -----------            ----------
   Total stockholders' equity                                                                       5,680,965             2,063,587
                                                                                                  -----------            ----------

                                                                                                  $11,072,369            $9,349,162
                                                                                                  ===========            ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                         (a development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                     Cumulative
                                                                   From Inception,                 Three Months Ended March 31,
                                                                  December 13, 1993           -------------------------------------
                                                                  to March 31, 1997               1997                     1996
                                                             --------------------------       ------------             ------------
Operating expense:
   Marketing                                                             $428,860                  $50,492                  $65,079
   General and administrative                                           5,440,410                  785,159                  720,117
   Research and development                                             2,528,934                  365,692                  177,630
   Purchased research and development                                   5,932,770                     --                       --
                                                                     ------------             ------------             ------------

   Total operating expenses                                            14,330,974                1,201,343                  962,826
                                                                     ------------             ------------             ------------

Loss from operations                                                  (14,330,974)              (1,201,343)                (962,826)
Interest expense                                                       (1,329,401)                (121,263)                 (66,608)
Interest income                                                           731,771                  141,410                  107,490
                                                                     ------------             ------------             ------------

Net loss                                                             ($14,928,604)             ($1,181,196)               ($921,944)
                                                                     ============             ============             ============

Net loss per common share                                                                           ($0.15)                  ($0.14)
                                                                                              ============             ============

Weighted average common                                                                          7,656,592                6,778,570
   shares outstanding                                                                         ============             ============



The accompanying notes are an integral part of these consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)






                                                                           Cumulative
                                                                         From Inception,             Three Months Ended March 31,
                                                                        December 13, 1993          --------------------------------
                                                                        to March 31, 1997              1997                1996
                                                                    -----------------------        ------------        ------------
Cash flows from operating activities:
Net loss                                                                       ($14,928,604)        ($1,181,196)          ($921,944)
Adjustments to reconcile net loss to operating
 cash flows (net of acquisition):
    Depreciation and amortization                                                   256,438              57,200              38,242
    Issuance of common stock for services                                           418,800
    Purchased research and development                                            5,932,770
    Issuance of common stock for interest                                            29,985
    Issuance of warrants for services                                               121,000             100,000
    Amortization of original issued discount                                        650,000
    (Gain) Loss on sale of available-for-sale securities                             (4,084)
    Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                                     (54,483)             40,470              18,477
      Accounts payable                                                              137,725              72,535            (158,587)
      Accrued expenses                                                             (240,070)            (77,723)           (126,385)
                                                                               ------------        ------------        ------------
    Net cash used by operating activities                                        (7,680,523)           (988,714)         (1,150,197)
                                                                               ------------        ------------        ------------
Cash flows from investing activities:
 Purchases of property and equipment                                             (1,435,415)            (55,878)           (126,249)
 Additions to patents                                                               (56,969)             (4,426)
 Payments for purchase of option to acquire
   Med-Design Incorporated                                                        (125,000)
 Investments in available-for-sale securities, net                               (8,929,091)         (3,318,172)            (73,111)
 Notes receivable funded                                                            (92,500)
 Purchase of short-term investment                                                 (535,248)
                                                                               ------------        ------------        ------------

    Net cash used by investing activities                                       (11,174,223)         (3,378,476)           (199,360)
                                                                               ------------        ------------        ------------
Cash flows from financing activities:
 Capital lease payments                                                             (18,649)             (2,803)             (2,276)
 Proceeds from long-term borrowings                                                 691,685                                  18,540
 Repayment of long-term borrowings                                                 (244,272)            (70,148)            (25,404)
 Proceeds from issuance of common stock, prior to
   initial public offering                                                           97,250
 Proceeds from exercise of options                                                   35,000
 Proceeds from issuance of common stock in connection
   with exercise of warrants                                                        651,700             107,800
 Proceeds from short-term borrowing                                               6,630,500             184,000           1,280,000
 Repayment of short-term borrowing                                               (2,000,000)         (2,000,000)
 Other                                                                                 --                14,136
 Repayment of acquisition note                                                   (1,000,000)
 Proceeds of initial public offering, net of offering costs                       9,525,966
 Proceeds of private placement, net of offering costs                             4,619,353           4,619,353
                                                                               ------------        ------------        ------------
    Net cash provided by financing activities                                    18,988,533           2,852,338           1,270,860
                                                                               ------------        ------------        ------------

Increase (decrease) in cash                                                         133,787          (1,514,852)            (78,697)
Cash and cash equivalents, beginning of period                                            0           1,648,639             221,229
                                                                               ------------        ------------        ------------
Cash and cash equivalents, end of period                                           $133,787            $133,787            $142,532
                                                                               ============        ============        ============
Cash paid during the period:
Interest                                                                           $666,897            $141,359             $61,785
                                                                               ============        ============        ============
Noncash financing activities:
 Issuance of common stock for rights under option
   to acquire Med-Design, Inc.                                                     $100,000                --                  --
                                                                               ------------        ------------        ------------
 Issuance of common stock in connection with
   short-term borrowing                                                            $650,000                --                  --
                                                                               ------------        ------------        ------------
Capital lease obligation incurred                                                   $36,303                --                  --
                                                                               ------------        ------------        ------------
Change in unrealized gain (loss) on available-
  for-sale securities                                                               ($5,084)           ($28,579)            ($5,867)
                                                                               ------------        ------------        ------------





              The accompanying notes are an integral part of these
                       consolidated financial statements.

             THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                     (a development stage company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


1.  Significant Accounting Policies

    Basis of Presentation

        The financial information included herein is unaudited, except for the balance sheet as of December 31, 1996; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Operating results for the three month period ending March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

        The accompanying financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context requires, the "Company") and its wholly-owned subsidiaries, MDC Investment Holdings, Inc. ("MDC Holdings") and MDC Research Ltd. All significant intercompany transactions and accounts are eliminated.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

    In addition to historical information, this Form 10-QSB contains forward-looking statements relating to such matters as anticipated business performance, business prospects, technological developments, product development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, The Med-Design Corporation (the "Company") notes that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections of this Annual Report entitled "Management's Discussion or Plan of Operation - Business Overview," "Management's Discussion or Plan of Operation - Results of Operations," "Management's Discussion or Plan of Operation - Plan of Operation," "Management's Discussion or Plan of Operation - Liquidity and Capital Resources." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company files from time to time with the Securities and Exchange Commission and in public communications made by the Company.

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

    On April 23, 1997, the European Patent Office issued a decision to grant the Company's European Patent Application for the Safety Syringe utilizing its proprietary needle retraction technology. The European patent will extend coverage for the Company's Safety Syringe to twelve countries in the European Economic Community including: Austria, Belgium, Denmark, France, Germany, Greece, Italy, Netherlands, Spain, Sweden, Switzerland, and the United Kingdom. The Company will continue to seek additional patent protection for its products in related European patent applications.

    On January 23, 1997, the Company completed a sale ("Placement") of 1,000,000 shares of Common Stock at a price of $5.00 per share pursuant to a private placement of such securities to certain "accredited investors" (pursuant to Regulation D of the Securities Act of 1933, as amended). The Company received proceeds of approximately $4,619,000, net of expenses incurred in connection with the Placement.

    In connection with the Placement, for nominal consideration, the Company agreed to sell warrants to Fine Equities, Inc., the Company's placement agent with respect to the Placement (the "Placement Agent"), to purchase 100,000 shares of Common Stock ("Placement Agent Warrants"). The Placement Agent Warrants are exercisable at a price of $5.50 a share of Common Stock for a period of four years commencing January 22, 1998.

Results of Operations

    The Company has devoted substantially all of its research and development efforts since its formation to the development related to safety needles and the design and development of the equipment necessary to assemble the safety needle device.

    Research and development expenses amounted to $365,692 and $177,630 for the three month periods ending March 31, 1997 and 1996, respectively.

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

    The Federal Food, Drug and Cosmetic Act (the "FD&C Act") provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been cleared by the United States Food and Drug Administration ("FDA"). From June 1995 to March 31, 1997, the Company focused its efforts on the preparation of a 510(k) pre-market notification for the Safety Catheter, Safety Phlebotomy Set and Safety Syringe. The Company filed the 510(k) pre-market notification for the Safety Catheter and Safety Phlebotomy Set with the FDA on December 28, 1995. On February 13, 1996, the FDA notified the Company that it may begin marketing the Safety Catheter. On March 15, 1996, the FDA notified the Company that it was holding the pre-market notification (510(k)) for the Safety Phlebotomy Set for 30 days pending receipt of the additional information requested by the Office of Device Evaluations ("ODE"). Subsequently, the Company received the ODE's March 13, 1996 written request for additional information. The Company responded to these notifications by requesting a ninety day extension, which was granted on April 18, 1996. The Company voluntarily withdrew the 510(k) pre-market notification because of modifications and improvements made to the original design of the Safety Phlebotomy Set. The Company presently intends to file a new 510(k) pre-market notification for the modified Safety Phlebotomy Set with the FDA during the second quarter of 1997. The Company also anticipates that it will complete and file a 510(k) pre-market notification with the FDA during the fourth quarter of 1997 for the Safety Syringe and/or several New Products. The Company believes that the Safety Syringe, Safety Phlebotomy Set, and other New Products will be classified as a Class II device, and that such products will not require a pre-market approval ("PMA") application but will be eligible for marketing clearance through the 510(k) notification procedure based upon its substantial equivalent to a previously marketed device. If any of the Company's products do not qualify for the 510(k) procedure, the Company will be required to submit a PMA application with the FDA which is typically a more complex submission, usually including results of clinical studies. By statute and regulation, the FDA may take 180 days to review a PMA application, however, such time may be extended. There can be no assurance that a PMA application will be reviewed within 180 days or that a PMA application will be approved.

    The facility in Ventura, California ("Ventura Facility") contains a research and development laboratory equipped with assembly and test equipment for concept modeling and product development and a machine shop equipped with machine tools for fabrication of new product parts for concept modeling and assembly and test fixtures. The Company also installed a 3,120 square foot Class 100,000 clean room at the Ventura Facility, which is currently being used for the assembly of prototypes and products. The Company had originally planned to install in the clean room a fully automated robotic assembly system to pilot manufacture its products. The Company, however, elected not to install the fully automated robotic assembly system at this time because it is currently investigating opportunities with third parties in the United States and abroad to manufacture the Safety Syringe, the Safety Phlebotomy Set and the Safety Catheter and certain of its other products under development either on a contract manufacturing basis, under licensing agreements or through other forms of joint ventures. The Company has entered into several confidentiality agreements with other companies for the purpose of exploring such opportunities. The Company is also investigating opportunities with third parties to market and distribute the Company's products. The Company believes that entering into alliances and licensing arrangements with third parties would enable the Company to increase the market penetration of its products more quickly than the Company could achieve on its own. The Company has not to date entered into any such arrangements and there can be no assurance the Company will be able to enter into any such arrangements on acceptable terms.

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

    In 1997, the Company plans to hand assemble the Safety Syringes, Safety Phlebotomy Sets, Safety Catheters, and certain of the New Products in quantities necessary to conduct any testing required by the FDA, for internal engineering purposes, and for market research purposes. This hand assembly process will continue until such time as the Company has the capability of manufacturing the products on its semi-automated assembly system, scheduled to be fully operational during the second quarter of 1997, or a third party is manufacturing such products.

    The Company does not expect to manufacture any significant quantity of its Safety Phlebotomy Set or any other of its products itself for commercial sale nor to produce any significant revenue from product sales in 1997; however, the Company may earn revenues in 1997 through a licensing or contract manufacturing arrangement or other form of joint venture with a third party, but the Company has not to date entered into any such arrangements and there can be no assurance that the Company will be able to enter into such arrangements on acceptable terms.

    As of May 12, 1997, the Company employed 26 people on a full-time basis and one person on a part-time basis. The Company anticipates increasing the number of employees in the areas of product development, manufacturing, sales and marketing. The number of employees that the Company will need to hire will vary according to the progress made in the development of the Company's pilot manufacturing plant and the extent to which the Company undertakes the manufacture, marketing, and distribution of its products.

Liquidity and Capital Resources

    In 1995, the Company issued warrants to purchase 400,000 shares of Common Stock, of which warrants to purchase 136,000 shares have been exercised as of May 12, 1997. As of May 12, 1997, the Company has received an aggregate of $666,400 upon the exercise of said warrants. If the balance of those warrants are exercised, the Company would receive approximately an additional $1,492,000, net of registration and other costs to be paid by the Company as required under the terms of such warrants.

    On January 23, 1997, the Company completed the Placement of 1,000,000 shares of Common Stock (See Item 1. Business and Other Business Matters). In connection with the Placement, the Company also sold to the Placement Agent, for nominal consideration, warrants to purchase 100,000 shares of Common Stock. These warrants are exercisable at a price of $5.50 a share of Common Stock for a period of four years commencing January 22, 1998. If these warrants are exercised, the Company would receive approximately $550,000.

    On March 19, 1997, the Company issued warrants to purchase 100,000 shares of Common Stock at an exercise price of $7.50 per share to a director of the Company, who was engaged to perform certain consulting services on behalf of the Company. These warrants are exercisable on or before March 19, 2000. If these warrants are exercised, the Company would receive approximately $750,000.

    The Company believes that it will have sufficient funds to support its planned operations and capital expenditures through March 31, 1998, but thereafter, the Company believes that it will need to raise additional funds through public or private financings to support its planned operations and capital expenditures. In addition to those monies that would be received upon the exercise of the warrants issued in 1995 and 1997, and discussed above, the Company believes that it will require additional capital before it reaches profitability and positive cash flow, if at all. No assurance can be given that the outstanding warrants will be fully exercised or that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy short-term or long-term capital requirements, the Company may be required to reduce substantially, or eliminate, certain areas of its product development activities, limit its operations significantly, or otherwise modify its business strategy. The Company's capital requirements will depend on many factors, including but not limited, to the progress of its research and development programs, the development of regulatory submissions and approvals, manufacturing capability, the costs associated with protecting its patents and other proprietary rights, the rate of which the Company is able to manufacture and introduce its products, and the levels of promotion and advertising required to launch and market such products.

    There are no other material commitments at this time.

                     Part II - Other Information

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         None.

Item 3 - Defaults upon Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         None.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

   (a) List of Exhibits filed pursuant to Item 601 of Regulation S-B. The following exhibits are filed with this Report on Form 10-QSB.

 Exhibit
  Number                          Description
  ------                          -----------

   27*   Financial Data Schedule.

   (b) The Company filed a Report on Form 8-K dated January 23, 1997 with the Securities and Exchange Commission on February 7, 1997 in order to report the sale of 1,000,000 shares of Common Stock, $.01 par value per share, on January 23, 1997 to certain accredited investors ("Offering"), together with warrants to purchase 100,000 shares of its Common Stock to the placement agent of the Offering. No financial statements were filed with such report on Form 8-K.

    *    Electronic filing only.

                               Signatures



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        The Med-Design Corporation
Date: May 13, 1997
      ------------


                                           /s/  James M. Donegan
                                           ------------------------
                                          James M. Donegan
                                          Chief Executive Officer



                                           /s/  Patrick E. Rodgers
                                           ------------------------
                                          Patrick E. Rodgers
                                          Chief Financial Officer
                                          (Principal Accounting Officer and
                                           Principal Financial Officer)