Form 10QSB
period 1997-06-30
MED-DESIGN CORP
filed 1997-08-14
CIK 943736

================================================================================
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

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

          Common Stock - 7,951,570 shares Common Stock, $.01 par value, outstanding as of August 12, 1997.

                           THE MED-DESIGN CORPORATION
                                   FORM 10-QSB



INDEX


                                                                                                         Page Number

                         PART I - FINANCIAL INFORMATION
Item 1 -    Financial Statements

            Consolidated Balanced Sheets as of June 30, 1997 (unaudited) and as of
               December 31, 1996...............................................................................3

            Consolidated Statements of Operations for the three and six months ended
               June 30, 1997 and 1996 and Cumulative During Development Stage (unaudited)......................4

            Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996 and Cumulative During Development Stage (unaudited)....................................5

            Notes to Consolidated Financial Statements (unaudited).............................................6

Item 2 -    Management's Discussion and Analysis or Plan of Operation.......................................7-11


                                         PART II - OTHER INFORMATION

Item 1 -    Legal Proceedings.................................................................................12

Item 2 -    Changes in Securities.............................................................................12

Item 3 -    Defaults upon Senior Securities...................................................................12

Item 4 -    Submission of Matters to a Vote of Security Holders...............................................12

Item 5 -    Other Information.................................................................................13

Item 6 -    Exhibits and Reports on Form 8-K..................................................................13



                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS



                                                                                      June 30,             December 31,
                                                                                        1997                   1996
                                                                               ----------------------    -----------------
                                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                                  $137,397           $1,648,639
  Short-term investment                                                                       547,878              535,248
  Available-for-sale securities                                                             7,698,063            5,638,498
  Prepaid expenses and other current assets                                                   280,328               97,461
                                                                                         ------------         ------------

    Total current assets                                                                    8,663,666            7,919,846

  Property, plant, and equipment, net of accumulated
    depreciation and amortization of $294,808 and $183,510
    at June 30, 1997 and December 31, 1996, respectively                                    1,221,523            1,240,557
  Patents, net of accumulated amortization of $39,124 and $34,324
    at June 30, 1997 and December 31, 1996, respectively                                      210,863              174,623
  Other assets                                                                                     --               14,136
                                                                                         ------------         ------------
                                                                                          $10,096,052           $9,349,162
                                                                                         ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                                    $4,630,500           $6,446,500
  Accounts payable                                                                            302,494              172,911
  Accrued expenses                                                                             60,465              128,146
  Current maturities of long-term debt and capital lease obligations                          220,406              237,652
                                                                                         ------------         ------------
    Total current liabilities                                                               5,213,865            6,985,209
                                                                                         ------------         ------------
  Long-term debt and capital lease obligations, less current maturities                       188,180              300,366
                                                                                         ------------         ------------
    Total liabilities                                                                       5,402,045            7,285,575
                                                                                         ------------         ------------
Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized;
    no shares outstanding                                                                          --                   --
  Common stock, $.01 par value, 20,000,000 shares authorized;
    7,951,570 and 6,899,570 shares issued and outstanding
    at June 30, 1997 and December 31, 1996, respectively                                       79,516               68,996
  Additional paid-in capital                                                               20,680,281           15,718,504
  Deficit accumulated during the development stage                                        (16,079,082)         (13,747,408)
  Unrealized gain on available-for-sale securities                                             13,292               23,495
                                                                                         ------------         ------------
    Total stockholders' equity                                                              4,694,007            2,063,587
                                                                                         ------------         ------------
                                                                                          $10,096,052           $9,349,162
                                                                                         ============         ============

     The accompanying notes are an integral part of these consolidated financial statements.


                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Cumulative                Three Months Ended                    Six Months Ended
                                         From Inception,                    June 30,                             June 30,
                                        December 13, 1993      ------------------------------        ------------------------------
                                         to June 30, 1997           1997              1996                1997             1996
                                        -----------------      ------------      ------------        ------------      ------------
Operating expense:
  Marketing                                      $490,705           $61,845           $49,315            $112,337          $114,394
  General and administrative                    6,088,605           648,195           611,123           1,433,354         1,321,240
  Research and development                      2,961,062           432,128           462,243             797,820           639,873
  Purchased research and
     development                                5,932,770                                  --                  --                --
                                            -------------      ------------      ------------        ------------      ------------

    Total operating expenses                   15,473,142         1,142,168         1,122,681           2,343,511         2,085,507
                                            -------------      ------------      ------------        ------------     -------------

Loss from operations                          (15,473,142)       (1,142,168)       (1,122,681)         (2,343,511)       (2,085,507)
Interest expense                               (1,423,457)          (94,056)          (95,352)           (215,319)         (161,960)
Interest income                                   817,517            85,746           122,413             227,156           229,903
                                            -------------      ------------      ------------        ------------      ------------

Net loss                                     ($16,079,082)      ($1,150,478)      ($1,095,620)        ($2,331,674)      ($2,017,564)
                                            =============      ============      ============        ============      ============

Net loss per common share                                            ($0.14)           ($0.16)             ($0.30)           ($0.30)
                                                               ============      ============        ============      ============

Weighted average common
     shares outstanding                                           7,936,636         6,783,713           7,797,388         6,781,141
                                                               ============     =============        ============      ============


     The accompanying notes are an integral part of these consolidated financial statements.


                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                       Cumulative
                                                                     From Inception,             Six Months Ended June 30,
                                                                    December 13, 1993         ------------------------------
                                                                    to June 30, 1997              1997              1996
                                                                    -----------------         ------------      ------------
Cash flows from operating activities:
Net loss                                                                ($16,079,082)         ($2,331,674)      ($2,017,564)
Adjustments to reconcile net loss to operating
  cash flows (net of acquisition):
      Depreciation and amortization                                          315,336              116,098            80,421
      Issuance of common stock for services                                  418,800
      Purchased research and development                                   5,932,770
      Issuance of common stock for interest                                   29,985
      Issuance of warrants for services                                      121,000              100,000
      Amortization of original issued discount                               650,000
      (Gain) Loss on sale of available-for-sale securities                    (4,084)
      Changes in operating assets and liabilities:
         Prepaid expenses and other current assets                          (277,820)            (182,867)          (93,957)
         Accounts payable                                                    194,773              129,583          (130,454)
         Accrued expenses                                                   (230,028)             (67,681)          (97,289)
                                                                        ------------          -----------       -----------
      Net cash used by operating activities                               (8,928,350)          (2,236,541)       (2,258,843)
                                                                        ------------          -----------       -----------
Cash flows from investing activities:
  Purchases of property and equipment                                     (1,471,801)             (92,264)         (333,324)
  Additions to patents                                                       (93,583)             (41,040)          (10,631)
  Payments for purchase of option to acquire
    Med-Design Incorporated                                                 (125,000)
  Investments in available-for-sale securities, net                       (7,680,687)          (2,069,768)          (78,983)
  Notes receivable funded                                                    (92,500)
  Purchase of short-term investment                                         (547,878)             (12,630)          (12,173)
                                                                        ------------          -----------       -----------

      Net cash used by investing activities                              (10,011,449)          (2,215,702)         (435,111)
                                                                        ------------          -----------       -----------
Cash flows from financing activities:
  Capital lease payments                                                     (21,490)              (5,644)           (4,587)
  Proceeds from long-term borrowings                                         691,685                                163,712
  Repayment of long-term borrowings                                         (297,912)            (123,788)          (68,783)
  Proceeds from issuance of common stock, prior to
    initial public offering                                                   97,250
  Proceeds from exercise of options                                           35,000                                 35,000
  Proceeds from issuance of common stock in connection
    with exercise of warrants                                                798,700              254,800           127,400
  Proceeds from short-term borrowing                                       6,630,500              184,000         2,528,000
  Repayment of short-term borrowing                                       (2,000,000)          (2,000,000)
  Other                                                                           --               14,136
  Repayment of acquisition note                                           (1,000,000)
  Proceeds of initial public offering, net of offering costs               9,525,966
  Proceeds of private placement, net of offering costs                     4,617,497            4,617,497
                                                                        ------------          -----------        ----------
      Net cash provided by financing activities                           19,077,196            2,941,001         2,780,742
                                                                        ------------          -----------        ----------

Increase (decrease) in cash                                                  137,397          (1,511,242)            86,788
Cash and cash equivalents, beginning of period                                     0            1,648,639           221,229
                                                                        ------------          -----------       -----------
Cash and cash equivalents, end of period                                    $137,397             $137,397          $308,017
                                                                        ============          ===========       ===========
Cash paid during the period:
Interest                                                                    $760,910             $235,372          $147,137
                                                                        ============          ===========       ===========
Noncash financing activities:
  Issuance of common stock for rights under option
    to acquire Med-Design, Inc.                                             $100,000                   --                --
                                                                        ------------          -----------       -----------
  Issuance of common stock in connection with
    short-term borrowing                                                    $650,000                   --                --
                                                                        ------------          -----------       -----------
  Capital lease obligation incurred                                          $36,303                   --                --
                                                                        ------------          -----------       -----------
  Change in unrealized gain (loss) on available-
    for-sale securities                                                      $13,292             ($10,203)          ($7,834)
                                                                        ------------          -----------       -----------




     The accompanying notes are an integral part of these consolidated financial statements.


                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Significant Accounting Policies

     Basis of Presentation

         The financial information included herein is unaudited, except for the balance sheet as of December 31, 1996; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Operating results for the three and six month periods ending June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

     The Company also has several new safety products which are in the beginning stages of development. These new product developments include the In-Line Y-Port Injectable Access Needle, the Pre-filled Ampule Injector, the Self-Contained Pre-Filled Syringe, the Pre-Filled Vial Injector, the Butterfly Blood Collection Needle, and the Arterial Blood Gas Syringe (collectively, the "New Products"). These products also incorporate the Company's proprietary retraction technology and are designed to reduce the incidence of accidental needlesticks. The Company has developed various sizes and designs of these products to accommodate the specific requirements of potential strategic allies for medical and dental applications.

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

     On January 23, 1997, the Company completed a sale ("Placement") of 1,000,000 shares of Common Stock at a price of $5.00 per share pursuant to a private placement of such securities to certain "accredited investors" (pursuant to Regulation D of the Securities Act of 1933, as amended). The Company received proceeds of approximately $4,617,000, net of expenses incurred in connection with the Placement.

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

     On August 6, 1997, the Company acquired two patents from John Kulli, M.D. In connection with the acquisition of these patents, the Company paid $75,000 and issued warrants to purchase 75,000 shares of its common stock at $5.75. These warrants are exercisable on or before August 6, 2002.

Results of Operations

     The Company has devoted substantially all of its research and development efforts since its formation to the development related to safety needles and the design and development of the equipment necessary to assemble the safety needle device.

     Research and development expenses amounted to $432,128 and $797,820 for the three and six month periods ending June 30, 1997, respectively.

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

         The Federal Food, Drug and Cosmetic Act (the "FD&C Act") provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been cleared by the United States Food and Drug Administration ("FDA"). From June 1995 to June 30, 1997, the Company focused its efforts on the preparation of a 510(k) pre-market notification for the Safety Catheter, Safety Phlebotomy Set and Safety Syringe. The Company filed the 510(k) pre-market notification for the Safety Catheter and Safety Phlebotomy Set with the FDA on December 28, 1995. On February 13, 1996, the FDA notified the Company that it may begin marketing the Safety Catheter. On March 15, 1996, the FDA notified the Company that it was holding the pre-market notification (510(k)) for the Safety Phlebotomy Set for 30 days pending receipt of the additional information requested by the Office of Device Evaluations ("ODE"). Subsequently, the Company received the ODE's March 13, 1996 written request for additional information. The Company responded to these notifications by requesting a ninety day extension, which was granted on April 18, 1996. The Company voluntarily withdrew the 510(k) pre-market notification because of modifications and improvements made to the original design of the Safety Phlebotomy Set. The Company presently intends to file a new 510(k) pre-market notification for the modified Safety Phlebotomy Set with the FDA during the third quarter of 1997. The Company also anticipates that it will complete and file a 510(k) pre-market notification with the FDA during the fourth quarter of 1997 for the second generation Safety Catheter and/or several New Products. The Company believes that the Safety Syringe, Safety Phlebotomy Set, and other New Products will be classified as a Class II device, and that such products will not require a pre-market approval ("PMA") application but will be eligible for marketing clearance through the 510(k) notification procedure based upon its substantial equivalent to a previously marketed device. If any of the Company's products do not qualify for the 510(k) procedure, the Company will be required to submit a PMA application with the FDA which is typically a more complex submission, usually including results of clinical studies. By statute and regulation, the FDA may take 180 days to review a PMA application, however, such time may be extended. There can be no assurance that a PMA application will be reviewed within 180 days or that a PMA application will be approved.

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

         Pending the outcome of such discussions with third parties, the Company has decided to install a semi-automated assembly system at the Ventura Facility to pilot manufacture its products, which is estimated to cost approximately $300,000. The semi-automated assembly system, which will consist of a series of manual and semi-automatic stations, will be capable of producing up to 3,000,000 units per year. The assembly system will produce one or more of the Company's products at a time, and will have the capability of being converted at a reasonable cost with minimal delay to manufacture a different product at such time as the Company may devise. During the fourth quarter of 1996, the Company partially completed the installation of the semi-automated assembly system for the production of one of the Company's products. The Company intends to have the system fully operational during the third quarter of 1997. In addition to having the capability of manufacturing its products for sale, another objective of the Company is installing the assembly system to demonstrate to potential third party manufacturers the economic feasibility of the commercial production of its products.

         In 1997, the Company plans to hand assemble the Safety Syringes, Safety Phlebotomy Sets, Safety Catheters, and certain of the New Products in quantities necessary to conduct any testing required by the FDA, for internal engineering purposes, and for market research purposes. This hand assembly process will continue until such time as the Company has the capability of manufacturing the products on its semi-automated assembly system, scheduled to be fully operational during the third quarter of 1997, or a third party is manufacturing such products.

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

         As of August 12, 1997, the Company employed 26 people on a full-time basis and one person on a part-time basis. The Company anticipates increasing the number of employees in the areas of product development, manufacturing, sales and marketing. The number of employees that the Company will need to hire will vary according to the progress made in the development of the Company's pilot manufacturing plant and the extent to which the Company undertakes the manufacture, marketing, and distribution of its products.

Liquidity and Capital Resources

         In 1995, the Company issued warrants to purchase 400,000 shares of Common Stock, of which warrants to purchase 163,000 shares have been exercised as of August 12, 1997. As of August 12, 1997, the Company has received an aggregate of $798,700 upon the exercise of said warrants. If the balance of those warrants are exercised, the Company would receive approximately an additional $1,307,000, net of registration and other costs to be paid by the Company as required under the terms of such warrants.

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

         The Company believes that it will have sufficient funds to support its planned operations and capital expenditures through March 31, 1998, but thereafter, the Company believes that it will need to raise additional funds through public or private financing to support its planned operations and capital expenditures. In addition to those monies that would be received upon the exercise of the warrants issued in 1995 and 1997, and discussed above, the Company believes that it will require additional capital before it reaches profitability and positive cash flow, if at all. No assurance can be given that the outstanding warrants will be fully exercised or that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy short-term or long-term capital requirements, the Company may be required to reduce substantially, or eliminate, certain areas of its product development activities, limit its operations significantly, or otherwise modify its business strategy. The Company's capital requirements will depend on many factors, including but not limited, to the progress of its research and development programs, the development of regulatory submissions and approvals, manufacturing capability, the costs associated with protecting its patents and other proprietary rights, the rate of which the Company is able to manufacture and introduce its products, and the levels of promotion and advertising required to launch and market such products.

         There are no other material commitments at this time.

                           Part II - Other Information

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         None.

Item 3 - Defaults upon Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders (the "Meeting") on June 26, 1997. The Company solicited proxies in connection with the Meeting. At the record date of the Meeting (May 14, 1997), there were 7,924,570 shares of Common Stock outstanding and entitled to vote. The following were the matters voted upon at the Meeting.


         1. Election of Directors. The following directors were elected at the
            Meeting: James M. Donegan, John F. Kelley, John S. Marr, John A. Botich, Joseph N. Bongiovanni III, Gilbert M. White, and William A. Jolly. The number of votes cast and withheld from each director are as follows:


               DIRECTORS                       FOR                   WITHHELD
               ---------                       ---                   --------
               James M. Donegan                6,813,034               9,083
               John F. Kelley                  6,813,234               8,883
               John S. Marr                    6,813,234               8,883
               John A. Botich                  6,812,234               9,883
               Joseph N. Bongiovanni, III      6,812,234               9,883
               Gilbert M. White                6,813,034               9,083
               William A. Jolly                6,813,234               8,883


         2. Ratification of Auditors. The appointment of Coopers & Lybrand, LLP as the Company's independent auditors for the year ending December 31, 1997 was ratified by the following vote of Common Stock:


                  FOR                         AGAINST               ABSTAIN
                  ---                         -------               -------
               6,814,107                       7,089                  921

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

     (a) List of Exhibits filed pursuant to Item 601 of Regulation S-B. The following exhibits are filed with this Report on Form 10-QSB.

 Exhibit
 Number                Description
 ------                -----------
    27*           Financial Data Schedule.



     (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1997.



*      Electronic filing only.

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            The Med-Design Corporation

Date: August 12, 1997


                                            /s/   James M. Donegan
                                            -----------------------------------
                                            James M. Donegan
                                            Chief Executive Officer


                                            /s/   Patrick E. Rodgers
                                            -----------------------------------
                                            Patrick E. Rodgers
                                            Chief Financial Officer
                                            (Principal Accounting Officer and
                                            Principal Financial Officer)