Form 10QSB
period 1997-09-30
MED-DESIGN CORP
filed 1997-11-12
CIK 943736

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

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

          Common Stock - 7,951,570 shares Common Stock, $.01 par value, outstanding as of November 3, 1997.

                           THE MED-DESIGN CORPORATION
                                   FORM 10-QSB



INDEX

                                                                     Page Number

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Balanced Sheets as of September 30, 1997
         (unaudited) and December 31, 1996 .............................      3

         Consolidated Statements of Operations for the
         three and nine months ended  September 30, 1997 and 1996
         and Cumulative During Development Stage (unaudited) ...........      4

         Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 and Cumulative During Development
         Stage (unaudited) .............................................      5

         Notes to Consolidated Financial Statements (unaudited) ........      6

Item 2 - Management's Discussion and Analysis or Plan of Operation .....   7-12


                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings .............................................     13

Item 2 - Changes in Securities .........................................     13

Item 3 - Defaults upon Senior Securities ...............................     13

Item 4 - Submission of Matters to a Vote of Security Holders ...........     13

Item 5 - Other Information .............................................     13

Item 6 - Exhibits and Reports on Form 8-K ..............................     13

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS

                                                                                                September 30,           December 31,
                                                                                                    1997                   1996
                                                                                                ------------          ------------
                                                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                                      $    223,147          $  1,648,639
  Short-term investment                                                                               546,591               535,248
  Available-for-sale securities                                                                     6,463,055             5,638,498
  Prepaid expenses and other current assets                                                           253,983                97,461
                                                                                                 ------------          ------------

    Total current assets                                                                            7,486,776             7,919,846

  Property, plant, and equipment, net of accumulated
    depreciation and amortization of $350,849 and $183,510
    at September 30, 1997 and December 31, 1996, respectively                                       1,183,822             1,240,557
  Patents, net of accumulated amortization of $41,524 and $34,324
    at September 30, 1997 and December 31, 1996, respectively                                         316,769               174,623
  Other assets                                                                                           --                  14,136
                                                                                                 ------------          ------------
                                                                                                 $  8,987,367          $  9,349,162
                                                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                                          $  4,630,500          $  6,446,500
  Accounts payable                                                                                    108,237               172,911
  Accrued expenses                                                                                    197,143               128,146
  Current maturities of long-term debt and capital lease obligations                                  213,118               237,652
                                                                                                 ------------          ------------

    Total current liabilities                                                                       5,148,998             6,985,209
                                                                                                 ------------          ------------

  Long-term debt and capital lease obligations, less current maturities                               148,081               300,366
                                                                                                 ------------          ------------

    Total liabilities                                                                               5,297,079             7,285,575
                                                                                                 ------------          ------------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized;
    no shares outstanding                                                                                --                    --
  Common stock, $.01 par value, 20,000,000 shares authorized;
    7,951,570 and 6,899,570 shares issued and outstanding
    at September 30, 1997 and December 31, 1996, respectively                                          79,516                68,996
  Additional paid-in capital                                                                       20,680,281            15,718,504
  Deficit accumulated during the development stage                                                (17,080,755)          (13,747,408)
  Unrealized gain on available-for-sale securities                                                     11,246                23,495
                                                                                                 ------------          ------------

    Total stockholders' equity                                                                      3,690,288             2,063,587
                                                                                                 ------------          ------------
                                                                                                 $  8,987,367          $  9,349,162
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

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Cumulative
                                              From Inception,          Three Months Ended                  Nine Months Ended
                                            December 13, 1993              September 30,                       September 30,
                                             to September 30,       -----------------------------       ----------------------------
                                                   1997               1997              1996             1997              1996
                                            --------------------  ------------      ------------      ------------      ------------
Operating expense:
  Marketing                                    $    531,921      $     41,216      $     55,629      $    153,553      $    170,023
  General and administrative                      6,644,467           555,862           602,240         1,989,216         1,933,480
  Research and development                        3,349,703           388,641           467,706         1,186,461         1,107,579
  Purchased research and development              5,932,770                                --                --                --
                                               ------------      ------------      ------------      ------------      ------------

    Total operating  expenses                    16,458,861           985,719         1,125,575         3,329,230         3,211,082
                                               ------------      ------------      ------------      ------------      ------------

Loss from operations                            (16,458,861)         (985,719)       (1,125,575)       (3,329,230)       (3,211,082)
Interest expense                                 (1,530,712)         (107,255)         (109,260)         (322,574)         (271,220)
Interest income                                     908,818            91,301           100,909           318,457           330,812
                                               ------------      ------------      ------------      ------------      ------------

Net loss                                       ($17,080,755)     ($ 1,001,673)     ($ 1,133,926)     ($ 3,333,347)     ($ 3,151,490)
                                               ============      ============      ============      ============      ============

Net loss per common share                                        ($      0.13)     ($      0.17)     ($      0.42)     ($      0.46)
                                                                 ============      ============      ============      ============


Weighted average common
    shares outstanding                                              7,951,570         6,863,429         7,849,347         6,808,771
                                                                    =========         =========         =========         =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Cumulative
                                                                           From Inception,         Nine Months Ended September 30,
                                                                          December 13, 1993       ----------------------------------
                                                                          to September 30,
                                                                                1997                 1997                  1996
                                                                             ------------         ------------         ------------
Cash flows from operating activities:
Net loss                                                                     ($17,080,755)         ($3,333,347)         ($3,151,490)
Adjustments to reconcile net loss to operating
    cash flows (net of acquisition):
        Depreciation and amortization                                             373,735              174,497              130,749
        Issuance of common stock for services                                     418,800
        Purchased research and development                                      5,932,770
        Issuance of common stock for interest                                      29,985
        Issuance of warrants for services                                         121,000              100,000
        Amortization of original issued discount                                  650,000
        (Gain) Loss on sale of available-for-sale                                  (4,084)
          securities
        Changes in operating assets and liabilities:
           Prepaid expenses and other current assets                             (251,475)            (156,522)             (64,782)
           Accounts payable                                                           516              (64,674)            (139,735)
           Accrued expenses                                                       (93,350)              68,997             (131,591)
                                                                             ------------         ------------         ------------
        Net cash used by operating activities                                  (9,902,858)          (3,211,049)          (3,356,849)
                                                                             ------------         ------------         ------------

Cash flows from investing activities:
    Purchases of property and equipment                                        (1,490,141)            (110,604)            (430,042)
    Additions to patents                                                         (201,847)            (149,304)             (16,123)
    Payments for purchase of option to acquire
      Med-Design Incorporated                                                    (125,000)
    Investments in available-for-sale securities, net                          (6,447,725)            (836,806)             (65,124)
    Notes receivable funded                                                       (92,500)
    Purchase of short-term investment                                            (546,591)             (11,343)             (12,173)
                                                                             ------------         ------------         ------------

        Net cash used by investing activities                                  (8,903,804)          (1,108,057)            (523,462)
                                                                             ------------         ------------         ------------

Cash flows from financing activities:
    Capital lease payments                                                        (24,428)              (8,582)              (6,928)
    Proceeds from long-term borrowings                                            706,095               14,410              163,712
    Repayment of long-term borrowings                                            (356,771)            (182,647)            (106,956)
    Proceeds from issuance of common stock, prior to
      initial public offering                                                      97,250
    Proceeds from exercise of options                                              35,000                                    35,000
    Proceeds from issuance of common stock in connection
      with exercise of warrants                                                   798,700              254,800              494,900
    Proceeds from short-term borrowing                                          6,630,500              184,000            3,276,000
    Repayment of short-term borrowing                                          (2,000,000)          (2,000,000)
    Other                                                                            --                 14,136
    Repayment of acquisition note                                              (1,000,000)
    Proceeds of initial public offering, net of offering costs                  9,525,966
    Proceeds of private placement, net of offering costs                        4,617,497            4,617,497
                                                                             ------------         ------------         ------------
        Net cash provided by financing activities                              19,029,809            2,893,614            3,855,728
                                                                             ------------         ------------         ------------

Increase (decrease) in cash                                                       223,147           (1,425,492)             (24,583)
Cash and cash equivalents, beginning of period                                          0            1,648,639              221,229
                                                                             ------------         ------------         ------------

Cash and cash equivalents, end of period                                         $223,147             $223,147             $196,646
                                                                             ============         ============         ============

Cash paid during the period:
Interest                                                                         $861,024             $335,486             $235,220
                                                                             ============         ============         ============

Noncash financing activities:
    Issuance of common stock for rights under option
      to acquire Med-Design, Inc.                                                $100,000                   --                   --
    Issuance of common stock in connection with
      short-term borrowing                                                       $650,000                   --                   --
                                                                             ------------         ------------         ------------

    Capital lease obligation incurred                                             $36,303                   --                   --
                                                                             ------------         ------------         ------------

    Change in unrealized gain (loss) on available-
      for-sale securities                                                         $11,246             ($12,249)            ($34,423)
                                                                             ------------         ------------         ------------



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

          The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which were included as part of the Company's Annual Report on Form 10-KSB. Operating results for the three and nine month periods ending September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

4.   Recently Issued Pronouncement:

          In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Form 10-QSB contains forward-looking statements relating to such matters as anticipated business performance, business prospects, technological developments, product development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, The Med-Design Corporation (the "Company") notes that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections of this Form 10-QSB entitled "Management's Discussion or Plan of Operation - Business Overview," "Management's Discussion or Plan of Operation - Results of Operations," "Management's Discussion or Plan of Operation - Plan of Operation," "Management's Discussion or Plan of Operation - Liquidity and Capital Resources." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company files from time to time with the Securities and Exchange Commission and in public communications made by the Company.

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

     On March 14, 1995, the Company organized a wholly-owned subsidiary, MDC Investment Holdings, Inc. ("MDC Holdings"), under the laws of the State of Delaware. The Company entered into an Agreement of Merger on April 5, 1995 (the "Merger Agreement") with MDC Holdings and Med-Design, Inc., a California corporation ("MDI"); which owned patent and proprietary rights to certain safety medical devices (including the Safety Syringe, Safety Phlebotomy Set and the Safety Catheter) pursuant to which MDI merged with and into MDC Holdings, the surviving corporation (the "Merger"), and the Company issued and delivered 1,219,742 shares of Common Stock to the MDI shareholders in exchange for their shares of MDI common stock. In addition, the Company issued a non-interest bearing promissory note in the principal amount of $1,000,000 (the "Note") payable to the former MDI shareholders, which was collateralized by all of the issued and outstanding shares of the common stock, $0.01 par value per share, of MDC Holdings. In connection with the Merger, the Company issued and delivered 3,572 shares of Common Stock to certain creditors of MDI to satisfy $12,500 of outstanding obligations of MDI and 24,000 shares of Common Stock to a former noteholder of MDI to satisfy an obligation of MDI. The Note was fully paid from a portion of the net proceeds of the Company's initial public offering of 3,450,000 shares of its Common Stock in June 1995 ("Initial Public Offering"). The Company's acquisition of MDI was accounted for in accordance with the purchase method, under which the purchase price was allocated to the assets of MDI based on the fair market value of such assets. The excess of the purchase price over the fair market value of the net assets acquired was treated as purchased research.

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

     On August 6, 1997, the Company acquired two patents from John Kulli, M.D. In connection with the acquisition of these patents, the Company paid Dr. Kulli $75,000 and issued warrants to purchase 75,000 shares of its common stock at $5.75 per share. These warrants are exercisable on or before August 6, 2002.

Results of Operations

     The Company has devoted substantially all of its research and development efforts since its formation to the development related to safety needles and the design and development of the equipment necessary to assemble the safety needle device.

     Research and development expenses amounted to $388,641 and $1,186,481 for the three and nine month periods ending September 30, 1997, respectively.

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

     The Company intends to continue its research and development on the Safety Syringe, Safety Phlebotomy Set and Safety Catheter to enable the Company to improve their manufacturability and to reduce manufacturing costs. The Company also intends to continue its research and development of the New Products, which are in various stages of development, design and prototyping. In addition, the Company intends to devote resources to the research and development of additional safety needle devices and products which incorporate the Company's proprietary retraction technology for use in the healthcare industry.

     The Federal Food, Drug and Cosmetic Act (the "FD&C Act") provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been cleared by the United States Food and Drug Administration ("FDA"). From June 1995 to September 30, 1997, the Company focused its efforts on the preparation of a 510(k) pre-market notification for the Safety Catheter, Safety Phlebotomy Set and Safety Syringe. The Company filed the 510(k) pre-market notification for the Safety Catheter and Safety Phlebotomy Set with the FDA on December 28, 1995. On February 13, 1996, the FDA notified the Company that it may begin marketing the Safety Catheter. On March 15, 1996, the FDA notified the Company that it was holding the pre-market notification (510(k)) for the Safety Phlebotomy Set for 30 days pending receipt of the additional information requested by the Office of Device Evaluations ("ODE"). Subsequently, the Company received the ODE's March 13, 1996 written request for additional information. The Company responded to these notifications by requesting a ninety day extension, which was granted on April 18, 1996. The Company voluntarily withdrew the 510(k) pre-market notification because of modifications and improvements made to the original design of the Safety Phlebotomy Set. The Company filed a new 510(k) pre-market notification for the modified Safety Phlebotomy Set with the FDA on August 12, 1997. The Company had originally planned to complete and file a 510(k) pre-market notification for the second generation Safety Catheter and/or several New Products with the FDA during the fourth quarter 1997;, however, due to new design enhancements, the Company intends to file the 510(k) during the first quarter of 1998.

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

     Pending the outcome of such discussions with third parties, the Company decided to install a semi-automated assembly system, which cost approximately $300,000, at the Ventura Facility to pilot manufacture its products. The semi-automated assembly system consists of a series of manual and semi-automatic stations and it is capable of producing up to 3,000,000 units per year. The assembly system is capable of producing one or more of the Company's products at a time, and it can be converted at a reasonable cost with minimal delay to manufacture a different product at such time as the Company may decide. During the third quarter of 1997, the Company completed the installation of the semi-automated assembly system, for one of its products, and it now has the capabilities to manufacture products for sale. In addition to manufacturing its products for sale, the Company also has the capability to demonstrate to third party manufacturers the economic feasibility of the commercial production of its products.

     The Company is currently hand assembling the Safety Syringes, Safety Phlebotomy Sets, Safety Catheters, and certain of the New Products in quantities necessary to conduct any testing required by the FDA, for internal engineering purposes, and for market research purposes. Although one or more of the Company's products will be produced on the semi-automated assembly system, the hand assembly process will continue for individual products until the Company has the capability of manufacturing those products on its semi-automated assembly system, or a third party is manufacturing such products.

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

Liquidity and Capital Resources

     At September 30, 1997, the Company had a line of credit with one commercial bank ("Loan Agreement") for $6,750,000 and an equipment financing facility with a second commercial bank ("Equipment Facility") for $546,000. The Company had additional availability against its line of credit and equipment financing facility of approximately $2,050,000 and $267,000, respectively, at September 30, 1997. The Loan Agreement provides that advances for equipment financing will not exceed $600,000 of the $6,750,000. Under the terms of the Loan Agreement, all borrowings must be fully collateralized by available-for-sale securities, cash equivalents, equipment financed, and general intangibles of the Company. The Loan Agreement expires May 30, 1998. Under the terms of the Equipment Facility, all borrowings must be fully collateralized by a short-term investment in the form of a certificate of deposit and by applicable equipment financed.

     In 1995, the Company issued warrants to purchase 400,000 shares of Common Stock, of which warrants to purchase 163,000 shares have been exercised as of November 3, 1997. As of November 3, 1997, the Company has received an aggregate of $798,700 upon the exercise of said warrants. If the balance of those warrants are exercised, the Company would receive approximately an additional $1,307,000, net of registration and other costs to be paid by the Company as required under the terms of such warrants.

     On January 23, 1997, the Company completed the Placement of 1,000,000 shares of Common Stock. In connection with the Placement, the Company also sold to the Placement Agent, for nominal consideration, warrants to purchase 100,000 shares of Common Stock. These warrants are exercisable at a price of $5.50 per share of Common Stock for a period of four years commencing January 22, 1998. If all of these warrants were exercised, the Company would receive approximately $550,000.

     On March 19, 1997, the Company issued warrants to purchase 100,000 shares of Common Stock at an exercise price of $7.50 per share to a director of the Company, who was engaged to perform certain consulting services on behalf of the Company. These warrants are exercisable on or before March 19, 2000. If these warrants were exercised, the Company would receive approximately $750,000.

     On August 6, 1997, in connection with the acquisition of two patents, the Company issued warrants to purchase 75,000 shares of Common Stock at an exercise price of $5.75 per share to John Kulli, M.D. These warrants are exercisable on or before August 6, 2002. If these warrants are exercised, the Company would receive approximately $431,000.

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

         None

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

     (a) List of Exhibits filed pursuant to Item 601 of Regulation S-B. The following exhibits are filed with this Report on Form 10-QSB.

 Exhibit
  Number                          Description
  ------                          -----------

10.1 Letter Extension to Loan Agreement dated July 26, 1995 and Amendments through November 14, 1996 (Fourth Amendment), among CoreStates Bank, N.A. (successor by merger to Meridian Bank), MDC Holdings, The Med-Design Corporation, and MDC Research Ltd.

27*       Financial Data Schedule.

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

*        Electronic filing only.

                                   Signatures



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               The Med-Design Corporation
Date: November 3, 1997


                                                /s/   James M. Donegan
                                                --------------------------------
                                               James M. Donegan
                                               Chief Executive Officer



                                                /s/   Patrick E. Rodgers
                                                --------------------------------
                                               Patrick E. Rodgers
                                               Chief Financial Officer
                                               (Principal Accounting Officer and
                                               Principal Financial Officer)