Form 10KSB
period 1997-12-31
MED-DESIGN CORP
filed 1998-03-31
CIK 943736

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ____ to ____.

Commission file number 0-25852
                       -------

                           THE MED-DESIGN CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                      23-2771475
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

    2810 Bunsen Avenue, Ventura, CA.                        93003
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number: (805) 339-0375
                           --------------

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
                           Yes       No    X
                               -----     -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB [ ].

The Issuer's revenues for fiscal year ended December 31, 1997:  None

The aggregate market value of voting stock held by non-affiliates of the registrant (computed by reference to the last reported sale price of such stock on March 14, 1998): $25,567,979

Documents incorporated by reference:

Certain portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders (which is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this Report.

             Total number of consecutively numbered pages is______.
                     The Exhibit Index appears on page____.

                           FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Annual Report contains forward-looking statements relating to such matters as anticipated business performance, business prospects, technological developments, product development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, The Med-Design Corporation (the "Company") notes that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections of this Annual Report entitled "Business - Products Under Development," "Business - Research and Development," "Business - Competition," "Business - Marketing and Sales," " Business Manufacturing," "Business - Patents and Proprietary Rights," " Business
- Government Regulation," "Management's Discussion and Analysis or Plan of Operation - Results of Operation," "Management's Discussion and Analysis or Plan of Operation - Plan of Operation," "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company files from time to time with the Securities and Exchange Commission and in public communications made by the Company.

                                     PART I

ITEM 1. BUSINESS

General Developments of the Company

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

         On March 14, 1995, the Company organized a wholly-owned subsidiary, MDC Investment Holdings, Inc. ("MDC Holdings"), under the laws of the State of Delaware. The Company entered into an Agreement of Merger on April 5, 1995 (the "Merger Agreement") with MDC Holdings and MDI, pursuant to which MDI merged with and into MDC Holdings, the surviving corporation (the "Merger"), and the Company issued and delivered 1,219,742 shares of Common Stock to the MDI shareholders in exchange for their shares of MDI common stock. In addition, the Company issued a non-interest bearing promissory note in the principal amount of $1,000,000 (the "Note") payable to the former MDI shareholders, which was collateralized by all of the issued and outstanding shares of the common stock, $0.01 par value per share, of MDC Holdings. In connection with the Merger, the Company issued and delivered 3,572 shares of Common Stock to a former noteholder of MDI to satisfy an obligation of MDI. The Company paid the Note in full from the net proceeds of the Company's Initial Public Offering (as defined below).

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

         On January 23, 1997, the Company completed a sale ("Placement") of 1,000,000 shares of Common Stock at a price of $5.00 per share pursuant to an offering to certain "accredited investors" (pursuant to Regulation D of the Securities Act of 1933, as amended). The Company received proceeds of approximately $4,617,000, net of expenses incurred in connection with the Placement.

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

         The Company also has several new products which are in various stages of development. These new product developments include the Safety Pre-Filled Vial Injector, Safety PICC Introducer Catheter Insertion Device, Safety Guidewire Introducer, Safety Winged Set Blood Collection Needle, and Safety Arterial Blood Gas Syringe and a number of additional products that have not been prioritized for development as yet. These products also incorporate the Company's proprietary retraction technology and are designed to reduce the incidence of accidental needlesticks. The Company has developed various sizes and designs of these products to accommodate the specific requirements of potential strategic allies for medical and dental applications.

         The Company believes that its safety medical devices can assist employers in meeting standards promulgated by Occupational Safety and Health Administration ("OSHA") to help eliminate or minimize occupational exposure to bloodborne pathogens. The Company has patent rights and patents pending with respect to certain of its products in the United States and certain foreign countries.

         The Company completed relocation of its corporate headquarters to 2810 Bunsen Ave, Ventura, California 93003. The Company's telephone number is (805) 339-0375.

Industry

         Accidental Needlesticks

         Needles for hypodermic syringes, phlebotomy sets and intravenous catheters are used for introducing drugs and other fluids into the body and drawing out blood and other bodily fluids. Among the applications for needles are the injection of drugs (hypodermic syringes), the drawing of blood (phlebotomy sets) and the infusion of drugs and nutrients (catheters). There is an increasing awareness of the potential danger of infections and illness that result from accidental needlesticks and of the need for safer needle devices which reduce the number of accidental needlesticks that occur each year. Needles can be broadly categorized as standard needles and safety needles. Safety needles are designed to perform the same functions as standard needles and to reduce the risk of accidental needlesticks and the potential danger of infections and illnesses resulting therefrom.

         Infections contracted as a result of accidental needlesticks are a major concern to healthcare institutions, healthcare workers, sanitation and environmental services workers and the regulatory agencies charged with the task of making their working environment safe. Accidental needlesticks may result in the spread of infectious diseases such as Hepatitis B, HIV, which may lead to AIDS, diphtheria, gonorrhea, typhus, herpes, malaria, rocky mountain spotted fever, syphilis and tuberculosis. According to a December 1992 report issued by the American Hospital Association, an estimated 800,000 occupational needlesticks occur nationwide each year. The number of reported needlesticks, however, is believed to be only a portion of the actual number of occurrences.

         The possibility of healthcare workers becoming infected from contaminated needles has caused, and continues to cause, a great deal of concern in the healthcare field and the agencies regulating the area. OSHA has adopted regulations requiring employers to institute universal precautions to prevent contact with blood and other potentially infectious material. OSHA's regulations also require employers to establish engineering controls (e.g., sharps disposal containers and self-sheathing needles) and safe work practices to ensure compliance with these universal precautions. OSHA does not mandate specific technologies; rather, employers are permitted to choose the most appropriate and effective safety control devices to meet their specific institutional needs. According to OSHA guidelines, while employers do not have to institute the most sophisticated engineering controls, they must evaluate the effectiveness of existing controls and evaluate the feasibility of instituting more advanced engineering controls. OSHA specifically prohibits the recapping, bending or removal of needles, unless there is no feasible alternative or if required for a specific medical procedure. If recapping, bending or removal is necessary, workers must use either a mechanical device or a one-handed technique.

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

         Intravenous Catheters. The Theta Corporation, in its January 1996 Report on Catheters, expected 1995 sales of catheters to be approximately 228 million catheters in the U.S. and approximately 620 million catheters worldwide. The Company believes that its Safety Catheter will have a broad application for catheter placement which requires insertion of the catheter entry cannula using a steel needle. The types of catheters which require a catheter insertion device include intravenous, central venous, oximetry, thermodilution, radiology and angiographic catheters, which according to a July 1993 Theta Corporation Report, constitute approximately 50% of the total unit market for catheters. The January 1996 Theta Corporation Report estimates that the unit market annual growth rate for I.V. catheter devices worldwide to be approximately 10% through 2000. The January 1996 Theta Corporation Report on Catheters also projected sales for the market for I.V. catheter devices in 1996 to be approximately 679 million units worldwide. There is presently no data available to the Company to determine what percentage safety catheter insertion devices have or will have of the overall market for catheter insertion devices.

Products Under Development

         The Company continues to modify and improve the design of its three core products: the Safety Syringe, Safety Phlebotomy Set and Safety Catheter (collectively, "Core Products"). The Company continues to modify and enhance the design of such products in order to optimize ergonomic performance, improve manufacturability and to reduce manufacturing costs. The Company has developed prototypes for such products, and continues to develop additional generation's of prototypes to represent any additional modification to their design.

         Safety Syringe. The Safety Syringe is similar in appearance, size and performance to a standard disposable syringe, but can be rendered safe with no substantial change in operation technique, using one hand. The operation of the Safety Syringe is conventional up to the point where the plunger has reached its full travel, and all the medication has been delivered. Then, by applying additional pressure to move the plunger beyond the normal stop, the needle automatically and fully retracts into the body of the syringe. The needle is sealed in place and is rendered harmless and inoperable. The syringe and needle cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete. The Safety Syringe may then be safely handled so that disposal does not pose a health risk. The Safety Syringe is easy to use and provides visual and audible confirmation that the needle has been safely retracted after injection. The Safety Syringe can be manufactured with needles of various gauges and sizes and with barrel sizes, one through sixty cubic centimeters.

         Safety Phlebotomy Set. Phlebotomy sets (Blood Collection Needles) are used to obtain a sufficient volume of blood for a variety of diagnostic procedures. The Company's Safety Phlebotomy Set is similar in appearance, size and performance to a standard phlebotomy set and works with substantially all standard phlebotomy set accessories. The MDC Safety Phlebotomy set is similar in appearance, size, and performance to a standard disposable device, except that it can be rendered safe by activating the proprietary mechanism. The operation of the Safety Phlebotomy set is conventional up to the point where sufficient fluids have been extracted. Then, by depressing a button on the barrel, the needle automatically and fully retracts into the device, where it is then held in place and is rendered harmless and inoperable. The Safety Phlebotomy Set and needle cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete. The Safety Phlebotomy Set then may be safely handled so that disposal does not pose a health risk. The Safety Phlebotomy Set is easy to use and provides visual and audible confirmation that the needle has been safely retracted after use.

         Safety Catheter. An intravenous catheter includes a flexible tube that is used to inject or continuously deliver fluids into a patient. Intravenous catheters are inserted by catheter insertion devices into a patient by a needle within the flexible catheter tube. The Med-Design Safety Catheter is similar in appearance, size and performance, to a standard disposable device, except that it can be rendered safe by activating the proprietary mechanism. The operation of the Safety Catheter is conventional until after the insertion needle is partially removed from the flexible catheter. Then, upon further removal from the catheter, the needle automatically and fully retracts into the body of the Insertion Device. This actuation method is totally passive and insures that the safety feature (needle retraction) is deployed. The needle is held in place and is rendered harmless and inoperable. The Safety Catheter and needle cannot thereafter be used again. The entire retraction procedure takes only a fraction of a
                                       5
second to complete. The Safety Catheter then may be safely handled so that disposal does not pose a health risk. The Safety Catheter is easy to use and provides visual and tactile confirmation that the needle has been safely retracted after use.

         In addition, the Company has focused on a number of new products for development. Five of these products have been designated for priority development, including the Safety PICC Introducer Catheter Insertion Device, the Safety Guidewire Introducer, the Safety Winged Set Blood Collection Needle, the Safety Arterial Blood Gas Syringe Needle and the Safety Pre-Filled Vial Injector (collectively, the "New Products"). The New Products are in various stages of development, and prototyping.

         Safety PICC Introducer Catheter Insertion Device. The Safety PICC ("Peripherally Inserted Central Catheter") Introducer Catheter Insertion Device is used to place an axially splitable flexible introducer catheter. The introducer is used to place a PICC for long term venous access to deliver fluids into a patient. The splitable introducer catheter is inserted by the insertion device into patients, by a needle within the splitable flexible catheter. Once placed, a PICC is inserted within the splitable catheter and into the patient's vein. The splitable catheter is withdrawn from the patient and peeled apart for removal from the PICC. The Safety PICC Introducer Catheter Insertion Device is similar in appearance, size and performance to a standard disposable device, except that it can be rendered safe by activating the proprietary mechanism. The operation of the device is conventional until after the insertion needle is partially removed from the splitable flexible catheter. Then, with activation of the proprietary retraction, the needle automatically and fully retracts into the body of the device, where the needle is held in place and is rendered harmless and inoperable. The Safety PICC Introducer Catheter Insertion Device cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete. The device may then be safely handled so that disposal does not pose a health risk. The Safety PICC Introducer Catheter Insertion Device is easy to use and provides visual and audible confirmation that the needle has been safely retracted after use.

         Safety Guidewire Introducer. The Safety Guidewire Introducer includes a thin stainless steel guidewire attached in a slidable fashion to the back end of the barrel. The guidewire slides through the needle of the Introducer and is used to place the guidewire in the patients vein. Once the guidewire is placed, a mid-line or other long term type indwelling catheter is slid over the wire, and the guidewire is removed. The Safety Guidewire Introducer needle is withdrawn from the patient's vein once the guidewire is advanced to the desired position. When the Safety Guidewire Introducer is pulled rearward completely off the guidewire, the introducer needle can be safely and easily retracted within the device. The operation of the device is conventional until after the insertion needle is removed from the guidewire. Then, with a simple action of releasing a safety latch and pushing the plunger, the needle automatically and fully retracts into the body of the device, where the needle is held in place and is rendered harmless and inoperable. The Safety Guidewire Introducer cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete. The device may then be safely handled so that disposal does not pose a health risk. The Safety Guidewire Introducer is easy to use and provides visual and audible confirmation that the needle has been safely retracted after use.

         Safety Winged Set Blood Collection Needle. The Safety Winged Set Blood Collection Needle is used to obtain a sufficient volume of blood for a variety of diagnostic procedures. The Company's Safety Winged Set Blood Collection Needle is similar in appearance, size and performance to a standard non-safety winged set, except that it can be rendered safe by activating the proprietary mechanism. The device works with substantially all standard phlebotomy set accessories. The operation of the Safety Winged Set Blood Collection Needle is conventional up to the point where sufficient fluids have been extracted. Then, when retraction is actuated by depressing a button on the side of the barrel, the needle automatically and fully retracts into the device, where the needle is held in place and is rendered harmless and inoperable. The Safety Winged Set Blood Collection Needle cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete. The Safety Winged Set Blood Collection Needle may then be safely handled so the disposal does not pose a health risk. The Safety Winged Set Blood Collection Needle is easy to use and provides visual and audible confirmation that the needle has been safely retracted after use.

         Safety Arterial Blood Gas Syringe Needle. The Safety Arterial Blood Gas Syringe Needle is used to obtain a small (0.5 - 3.0 ml) sample of arterial blood, as opposed to venous blood. This type of blood sampling requires a unique procedure that insures accurate blood analyzing. The Safety Arterial Blood Gas Syringe Needle is designed to be attached to any standard non-safety blood gas syringe as you would attach a non safety needle. The Safety Arterial Blood Gas Syringe Needle is used in the same way as a standard non-safety device needle, except that it can be rendered safe by activating the proprietary mechanism. Essentially, the syringe plunger is preset to the desired fill level by pulling the plunger rearward. Then arterial access is made and the syringe fills due to blood pressure, allowing the trapped air to escape through a hydrophobic vent located on the plunger seal. Once full, the flow of blood stops upon contact with the vent and the needle is withdrawn. Immediately, while still holding the syringe somewhat like a pencil, the actuator button is pushed and the needle retracts within the needle housing. The sealed needle housing can then be safely discarded into an appropriate sharps container. A venting or sealing cap is attached to the syringe and then placed in an ice tray for delivery to the laboratory. Processing at the laboratory is conventional, since the front of the syringe barrel is fitted with a standard Luer taper. This design eliminates the requirement of removing a contaminated sharp needle before mounting a vent or cap to the syringe.

         Safety Pre-Filled Vial Injector. The Safety Pre-Filled Vial Injector is a syringe type device, which allows medication to be injected into the patient directly from a pre-filled vial. The pre-filled vial is an existing product used by many pharmaceutical manufacturers and contains fluid medication. These pre-filled vials have an elastomeric piston comprising a slidable fluid seal within the forward end of the vial to allow for injection directly from the vial. The slidable piston is threaded onto the rear end of the stationary plunger and, upon injection, is moved rearward into the vial by pushing the vial forward into the main housing and delivering the fluid through a tubular needle extending from the forward end of the main housing. The operation of the Safety Pre-Filled Vial Injector is identical to the operation of a conventional syringe up the point where the vial has reached its full travel, and all the medication has been delivered. The safety retraction is actuated by moving the vial further forward, causing the needle to automatically and fully retract into the body of the device, where the needle is held in place and is rendered harmless and inoperable, and the Safety Pre-Filled Vial Injector cannot be used again. The Safety Pre-Filled Vial Injector may be safely handled so that disposal does not pose a health risk. The Safety Pre-Filled Vial Injector is easy to use and provides visual and audible confirmation that the needle has been safely retracted after injection, and can be manufactured for vials and needles of various sizes.

         In addition to the Company's three core products and the New Products, the Company has identified several additional product applications where its proprietary retraction technology can be incorporated and plans to devote available research and development resources in 1998 to research and develop such products.

Research and Development

         The Company has devoted substantially all of its research and development efforts since its formation to development related to safety needles and the designs and development of the equipment necessary to assemble the safety needle devices. Research and development expenses amounted to $1,605,668 in 1997 and $1,554,096 in 1996.

         In 1995, the Company completed a research and development laboratory in its facility in Ventura, California which is equipped with assembly and test equipment for product development and creation of models of products to prove their feasibility. In addition, the Company completed a machine shop equipped with machine tools for fabrication of new product parts for concept modeling and assembly and test fixtures. The Company also installed a Class 100,000 clean room at the Ventura facility which is currently used for the hand assembly of prototypes of the Company's products and will ultimately be used in connection with the pilot manufacturing of various products of the Company on a semi-automated assembly system or a fully automated robotic assembly system, if the Company installs such a system.

         The Company intends to continue to modify and improve the design of the Safety Syringe, Safety Phlebotomy Set and Safety Catheter driven by additional market research and in response to needs developed in discussions with potential strategic partners. The Company also intends to continue its research and development of the New Products, which are in various stages of development, design and prototyping. In addition, the Company intends to devote resources to the research and development of additional safety needle devices and products which incorporate the Company's proprietary retraction technology for use in the healthcare industry.

Marketing and Sales

         The Company currently intends through strategic alliances, licensing or joint ventures with third parties to market and sell the Safety Phlebotomy Set and Safety Catheter in the United States and all three of its core safety needle products in select foreign countries. To avoid the possibility of a charge of patent infringement, the Company originally elected to market through alliance, licensing or joint ventures, the Safety Syringe only outside the United States. In 1996, however, the Company re-engineered certain aspects of the Safety Syringe and eliminated a potential U.S. patent conflict identified in its Initial Public Offering prospectus and purchased certain patent rights from Dr. Kulli. As a result, the Company is reassessing the possibilities for licensing the Safety Syringe in the United States. See "Patents and Proprietary Rights".

         The Company is currently investigating opportunities with third parties in the United States and abroad to manufacture, market and distribute the Safety Syringe, the Safety Phlebotomy Set and the Safety Catheter and certain of its other products under licensing agreements or through other forms of joint venture. The Company has entered into a significant number of confidentiality agreements with other companies for the purpose of exploring such opportunities. The Company anticipates that entering into alliances and licensing arrangements with third parties would enable the Company to increase the market penetration of its products more quickly than the Company could achieve on its own.

         The Company is not permitted to sell any of its products for commercial use in the United States until, and only if, such products are cleared for marketing by the FDA. See "Government Regulation" below. From June 1995 to December 1996, the Company focused its efforts on the preparation of a 510(k) pre-market notification for submission to the FDA for the Safety Catheter, Safety Phlebotomy Set and Safety Syringe. The Company filed the 510(k) pre-market notification for the Safety Catheter and Safety Phlebotomy Set with the FDA on December 28, 1995. On February 13, 1996, the FDA notified the Company that it may begin marketing the Safety Catheter. On March 15, 1996, the FDA notified the Company that is was holding the 510(k) pre-market notification for the Safety Phlebotomy Set for 30 days pending receipt of the additional information requested by the Office of Device Evaluation ("ODE"). A written request for additional information from the ODE was received by the Company on March 13, 1996. The Company responded by requesting a ninety day extension, which was granted on April 18, 1996. The Company voluntarily withdrew the 510(k) pre-market notification because of modifications and improvements made to the original design of the Safety Phlebotomy Set. The Company filed a new 510(k) premarket notification for the modified Safety Phlebotomy Set with the FDA on August 12, 1997. On November 10, 1997, the FDA notified the Company that it may begin marketing the Safety Phlebotomy Set. The Company anticipates that it will complete and file a 510(k) pre-market notification with the FDA during 1998 for the improved design of the Safety Catheter.

         In addition to being subject to the U.S. government's Food, Drug and Cosmetic Act (the "FD&C Act") and the regulations promulgated thereunder, the Company must comply with the laws and regulations of the various foreign countries in which the Company plans to sell or license the Safety Catheter, Safety Phlebotomy, Safety Syringe and other products prior to selling such products in such foreign countries. Certain foreign countries may only require the Company to submit evidence of the FDA's pre-market clearance of the Company's products, prior to selling in such countries. However, some foreign countries may have more stringent requirements and require additional testing and approvals.

         The Company signed an agreement on February 23, 1998 with Graphic Controls Corporation for the development and licensing of its proprietary Safety Intravenous Catheter Insertion Device. The signing of this agreement, and the completion of a series of mutually agreed upon milestones will result in payments to the Company totaling as much as $3.72 million, with continuous royalties for the life of the patents. The Company would receive $1.82 million of the $3.72 million during the completion of milestones associated with the development phase and $1.9 million in milestone payments associated with the granting of the exclusive North American License.

          The Company has provided a limited quantity of its Safety Syringes, Safety Catheters, Safety Phlebotomy Sets, and certain of the New Products to third parties in the United States and selected foreign countries under confidentiality agreements for market research purposes.

Manufacturing

         In 1995, the Company leased approximately 26,000 square feet of space in Ventura, California. In addition to administrative offices, the Ventura facility contains a research and development laboratory equipped with assembly and test equipment for concept modeling and product development and a machine shop equipped with machine tools for fabrication of new products for concept modeling and assembly and test fixtures. The Company also installed a 3,120 square foot Class 100,000 clean room at the Ventura facility, which is currently being used for the assembly of prototypes and products. The Company installed a semi-automated assembly system to pilot manufacture its products.

         The semi-automated assembly system, which consists of a series of manual and semi-automatic stations, will be capable of producing up to 3,000,000 units per year. The assembly system can produce one or more of the Company's products at a time, and has the capability of being converted at a reasonable cost with minimal delay to pilot manufacture a different product at such time as the Company may decide. During the fourth quarter of 1996, the Company partially completed the installation of the semi-automated assembly system for the production of one of the Company's products. The Company completed installation of the system during the third quarter of 1997. The objective of the Company in installing the assembly system is to demonstrate to potential third party manufacturers the economic feasibility of the commercial production of its product.

         Although the Company's plans may change as a result of future discussions with third parties, the Company's current plan is to produce on the semi-automated assembly system limited quantities each of one or more of its products in order to demonstrate to potential third party manufacturers the economic feasibility of the commercial production of its products and such number of its products necessary for FDA clearance. Although the Company originally planned to manufacture and distribute the Safety Phlebotomy Set and Safety Catheter directly, the Company may ultimately contract with third parties for all or a portion of the needed production of such products on a contract manufacturing basis, licensing arrangement or other form of joint venture.

         The Company may require that any third party manufacturer of its products use the semi-automated assembly system designed by the Company in order to maintain quality control over its products. In addition, the Company has established a quality control and quality assurance program designed to assure that the Company's products are manufactured in accordance with the FDA's regulations related to current Good Manufacturing Practices and other applicable domestic and foreign regulations; however, the Company will be dependent upon any such third party manufacturers to comply with such procedures and regulations.

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

         The Company's U.S. patent rights currently consist of six United States patents, one relating to the Safety Syringe, another relating to the Safety Phlebotomy Set, the third relating to the Safety Catheter, and a fourth patent issued in 1997 relating to the Y-Port Intravenous access device. The remaining two patents which were purchased in 1997, relate to additional safety syringe needle arrangements. The Company has been granted patents relating to the Safety Syringe in Europe, Japan, Australia, Bulgaria, Hungary and in Romania. Corresponding regional and national patent applications relating to the Safety Syringe are pending six member countries of the Patent Cooperation Treaty.

         In 1995, the Company filed an international patent application, and a corresponding Taiwanese patent application which has been granted, directed to its Safety Catheter, which incorporates several modifications and changes from the original design on which it obtained a U.S. patent. This application is now pending in Canada, China, Europe, Japan, Mexico, and Singapore. Also in 1995, the Company filed a U.S. patent application and a corresponding Taiwanese patent application directed to its retractable needle Inline Y-Port Injector Access Needle. In 1996, the Company filed a U.S. patent application directed to its Self-Contained Pre-Filled Syringe and its MDC Closed Injection System. Also, in 1996, the Company filed a U.S. patent application relating to a new and improved version of its Safety Phlebotomy Set and two U.S. patent applications directed to alternative designs for its Pre-Filled Vial Injector System.

         The Company filed nine U.S. patent applications in 1997. Of these nine applications, three relate to various pre-filled injection devices, four relate to improvements made to the Safety Catheter, and two relate to improvements made to the Blood Collection Needle. A pending U.S. application covering pre-filled injection devices has been allowed and is proceeding toward issue.

         On April 23, 1997, the European Patent Office granted the Company's European patent application for its Safety Syringe, which was based on an international application filed November 20, 1990. The European Patent designates the countries of Austria, Belgium, Switzerland, Liechtenstein, Germany, Denmark, Spain, France, Great Britain, Greece, Italy, Netherlands, and Sweden for protection. The European patent coverage complements the patents that had already been granted in Romania and Bulgaria. A further European application is pending aspects of the device covered in the issued European patent. In 1997, the Company filed three international applications under the Patent Cooperation Treaty ("PCT"). The Patent Cooperation Treaty includes a total of countries. The three PCT applications relate to respective pre-filled injection devices, Blood Collection Needles, and catheter insertion devices.

         There can be no assurance that the Company's current patent applications and provisional patent applications will result in patents being issued.

         As the Company proceeds toward final designs for its Safety Syringe, Safety Phlebotomy Set and Safety Catheter devices, the Company is having searches conducted in the United States for unexpired patents owned by others that may conflict with such final product designs. The Company, however, has not conducted any infringement searches in any foreign country for the purpose of finding unexpired patents or pending patent applications that may raise a possibility of infringement or conflict with the Company's planned activities. Furthermore, the Company is considering appropriate modification to the product designs to optimize the final products and to avoid conflicts with patents of others. To the extent that such final product designs may not be protected by the Company's existing patents and patent applications, the Company will file new patent applications relative to its final products. There can be no assurance that all of the potentially relevant patents of others have been identified or that the Company will be able to obtain patent protection for its products.

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

         With respect to trademarks, the Company has filed an intent to use trademark application for the mark "Safe Step" with the United States Patent and Trademark Office. The application for the Safe Step mark has been allowed and the Statement of Use has been filed to secure the registration. The Company may apply for other trademarks in the future.

Competition

         The needle market is highly competitive. The Company will compete in the United States and abroad with medical product companies, including Becton Dickinson and Company, Sherwood Davis and Geck, Terumo Medical, Johnson & Johnson, and Bio-Plexus, Inc. Four of these companies also manufacture safety needles. The Company's Safety Syringe, Safety Phlebotomy Set and Safety Catheter would compete with the standard and safety syringes, phlebotomy sets and intravenous catheter devices manufactured by these and other companies in the United States and in certain foreign countries. Many of the Company's competitors have better name recognition in the market, longer operation histories, and are substantially larger and better financed than the Company. Such competitors may use their economic strength to influence the market to continue to buy their existing products or new products developed by them. One or more of these competitors also could use such resources to improve their current products or develop additional products which may compete more effectively with the Company's products. New competitors may arise and may develop products which compete with the Company's products. In addition, new technologies may arise which could lower or eliminate the demand for the Company's products. The Company cannot predict the development of future competitive products or companies.

         Historically, the needle market has been price competitive with little differentiation between products. In addition to price, safety needles compete for market share based on operating features and safety. In recent years, the medical industry has adopted infection control practices which encourage the use of safe medical devices due principally to the high cost of treating infection and potential liability resulting from accidental needlesticks.

         Safety needle devices are generally estimated to cost two to three times the price of their counterpart standard needle devices. A major factor in the introduction of new products designed to reduce the risk of accidental needlesticks to healthcare workers is whether the increased expense of a safer device is offset by the savings of preventing accidental needlesticks. According to the American Hospital Association report dated December 1992 ("AHA Report"), the direct costs for medical evaluation and follow-up after a single needlestick injury ranges from $200 to $1,200. This figure does not include indirect costs, such as time lost from work and other administrative activities. Although it is difficult to estimate the total costs associated with accidental needlestick injuries with any degree of confidence, the Report on Medical Needles and Syringes dated January 1994 by Theta Corporation estimates that the total cost associated with treating accidental needlesticks in the United States averages $3 billion each year. The AHA report and other authorities have stated that the benefit resulting from the prevention of accidental needlesticks cannot be measured solely by savings in costs of medical treatment, because of the costs of treating persons who contract an illness or infection from an accidental needlestick, the time lost from work and death. Although the Company cannot predict with certainty the prices of its products, currently available safety needle devices are priced at approximately two to three time times that of standard devices. Notwithstanding the price differential, the Company believes that, based upon estimated costs associated with accidental needlesticks, its products should be considered cost effective by the marketplace.

         Except for the Company's products, the Company believes that most of the current safety needles use an external sheath design or require manual retraction of the needle. The external sheath design generally requires the operator to move a protective sheath over the needle after removing the needle from the patient (a sliding sleeve) or manipulate the device to cover the used needle tip (a disappearing needle). However, new safety needle products which employ automatic needle retraction have been recently introduced to the marketplace, and could effectively compete with the company's products. The methods of use and disposal of the Safety Syringe, Safety Phlebotomy Set and Safety Catheter are virtually identical to the present methods of use and disposal for standard syringes, phlebotomy sets and intravenous catheter insertion devices.

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

         Pursuant to the FD&C Act, the FDA classifies medical devices intended for human use into three classes, Class I, Class II, and Class III. In general, Class I devices are products the safety and effectiveness of which the FDA determines can be reasonably assured by general controls under the FD&C Act relating to such matters as adulteration, misbranding, registration, notification, records and reports, and GMPs. Class II devices are products for which FDA determines that these general controls are insufficient to provide reasonable assurance of safety and effectiveness, and that require special controls such as the promulgation of performance standards, post-market surveillance, patient registries, or such other actions as FDA deems necessary. Class III devices are devices for which FDA has insufficient information to conclude that either general controls or special controls would be sufficient to assure safety and effectiveness, and which are life-supporting, life-sustaining, or substantial importance in preventing impairment of human health (e.g., a diagnostic device to detect a life-threatening illness), or present a potential unreasonable risk of illness or injury. Devices in this case require pre-market approval, as described below.

         The FD&C Act further provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA. There are two review procedures by which medical devices can receive such approval or clearance. Some products may qualify for clearance under a Section 510(k) procedure, in which the manufacturer submits to the FDA a pre-market notification that it intends to begin marketing the product, and shows that the product is substantially equivalent to another legally marketed product (i.e., that it has the same intended use and that it is as safe and effective as legally marketed device, and does not raise different questions of safety and effectiveness than does a legally marketed device). In some cases, the 510(k) notification must include data from human clinical studies. In March 1995, the FDA issued a draft guidance document on 510(k) notifications for medical devices with sharps injury prevention features, a category that would cover all of the Company's existing and new products. The draft guidance provisionally placed this category of products into Tier 3 for purposes of 510(k) review, meaning that such products will be subject to the FDA's most comprehensive and rigorous review for 510(k) products. The draft guidance also states that in most cases, the FDA will accept, in support of a 510(k) notification, data from tests involving simulated use of such a product by health care professionals, although in some cases the agency might require actual clinical data.

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

         Although the 510(k) pre-market clearance process is ordinarily simpler and faster than the PMA application process, there can be no assurance that the Company will obtain 510(k) pre-market clearance to market Safety Syringe or other new products, or that such products will be classified as Class II devices, or that, in order to obtain 510(k) clearance, the Company will not be required to submit additional data or meet additional FDA requirements that may substantially delay the 510(k) process and add to the Company's expenses. Moreover, such 510(k) pre-market clearance, if obtained, may be subject to conditions on the marketing or manufacturing of the corresponding products that may impede the Company's ability to market and/or manufacture such products.

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

         The FDA inspects medical device manufactures and distributors, and has broad authority to order recalls of medical devices, to seize noncomplying medical devices, to enjoin and/or to impose civil penalties on manufacturers and distributions marketing non-complying medical devices, and to criminally prosecute violators.

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

         Distribution of the Company's products in countries other than the United States may be subject to regulation in those countries. There can be no assurance that the Company will be able to obtain the approvals necessary to market its needle devices or any other product outside the United States.

Employees

         As of March 15, 1998, the Company employed 21 people on a full-time basis and one person on a part-time basis. The Company believes its employee relations are satisfactory. The company does not anticipate increasing the number of employees in the areas of product development, manufacturing, sales and marketing at this time. The Company will however reassess its personnel requirements as business activity dictates.

Environmental Matters

         The Company believes its operations are currently in compliance in all material respects with applicable Federal, state, and local laws, rule, regulations, and ordinances regarding the discharge of material into the environment. Such compliance has no material impact upon the Company's capital expenditures, earnings or competitive position, and no capital expenditures for environmental control facilities are planned.

Subsequent Events

         On February 23, 1998, the company signed an agreement with Graphic Controls Corporation for the development and licensing of its proprietary Safety Intravenous Catheter Insertion Device. The signing of this agreement, and the completion of a series of mutually agreed upon milestones would result in payment to Med-Design totaling as much as $3.72 million with continuous royalties for the life of the patents. Med-Design would receive $1.82 million of the $3.72 million during the completion of milestones associated with the development phase and $1.9 million in milestone payments associated with the granting of an exclusive for North America.

ITEM 2. PROPERTIES

         The Company leases approximately 26,000 square feet of space in Ventura, California ("Ventura Facility") for the Company's corporate headquarters, pilot manufacturing plant, research and development facilities and offices for a base rent of $11,708 per month. At the present time, approximately 8,700 square feet of the space is being used by the Company for research and development, engineering and administrative offices, approximately 2,200 square feet is being used exclusively for research and development and approximately 3,120 square feet is being used as a clean room for the assembly of prototypes of the Company's products and ultimately will be used to pilot manufacture its products. The remaining space is being used for shipping and handling, quality control inspections and storage parts, furnished products and equipment. The Company has installed a semi-automated assembly system to pilot manufacture certain of its products in the clean room. The lease expires on October 31, 2000, although the Company has the option to extend the term for two additional 36 month periods as well as the option to purchase this facility.

         The Company leased approximately 3,236 square feet of office space in Philadelphia, PA., which until recently, was the corporate headquarters for the Company. In March 1998, the Company completed the relocation of its corporate headquarters to Ventura, California, although it still maintains an office in Philadelphia. The balance of the office space previously used by the Company in Philadelphia was subleased.

         The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available as well as needed.

ITEM 3. LEGAL PROCEEDINGS

         There are no material legal proceedings pending or, to the knowledge of management, threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997 through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock has been approved for trading in the NASDAQ SmallCap Market under the symbol ("MEDC") since the Company's Initial Public Offering on June 7, 1995. The following table sets forth for the fiscal quarters indicated since the date of the Initial Public Offering, the range of high and low bid information for the Company's Common Stock in the NASADAQ SmallCap
Market:

Market Information


              Fiscal year ended December 31, 1996                   High        Low
              -----------------------------------                   ----        ---

First Quarter (January 1, 1996 to March 31, 1996) . . . . . . .    $20        $ 9 1/2

Second Quarter (April 1, 1996 to June 30, 1996) . . . . . . . .     21 3/4     15 1/2

Third Quarter (July 1, 1996 to September 30, 1996) . . . . . . .    15 3/4      9 1/2

Fourth Quarter (October 1, 1996 to December 31, 1996) . . . . .     11 3/4      4 7/8


              Fiscal year ended December 31, 1997                   High        Low
             ------------------------------------                   ----        ---

First Quarter (January 1, 1997 to March 31, 1997) . . . . . . .    $10 1/4      5 1/8

Second Quarter (April 1, 1997 to June 30, 1997). . . . . . . . .     9 3/8      6

Third Quarter (July 1, 1997 to September 30, 1997) . . . . . . .     7 1/2      3 5/8

Fourth Quarter (October 1, 1997 to December 31, 1997) . . . . .      6 3/4      2 3/4


         On January 31, 1996, the Company declared a 100% Common Stock dividend, which was distributed on February 26, 1996 to stockholders of record as of February 12, 1996. All share and per share data in this Annual Report have been retroactively adjusted to reflect that stock dividend.

Holders

         As of March 14, 1998, the Company had 142 holders of record of the Common Stock. Since a portion of the Company's Common Stock is held in "street" or nominee name, the Company is unable to determine the exact number of beneficial holders.

Dividends

         The Company has never declared or paid a cash dividend on its Common Stock. The Company currently anticipates that it will retain any earnings to finance the operation and expansion of its business, and therefore does not intend to pay dividends on its Common Stock in the foreseeable future. Any determination to pay dividends in the future is at the discretion of the Company's Board of Directors and will depend upon the Company's financial conditions, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto of the Company which appear elsewhere herein.

         To date, the Company has received no revenues from product sales. The Company does, however, anticipate that revenues will be recorded during the next twelve months from its agreement with Graphic Controls Corporation in accordance with meeting agreed upon milestones.

Plan of Operation

         The Company plans to focus primarily on the completion of all milestones related to the agreement with Graphic Controls Corporation. This includes the completion of engineering development and the production of a limited number of Safety Catheters for proof of functionality, validation testing, market acceptance and manufacturability. The engineering development and proof of functionality, validation testing and manufacturability of the Safety Catheter will also contribute to the development of the Safety PICC Introducer Catheter Insertion Device, and to some degree to other of the Company's safety products, because of the commonality of the retraction technology features. The Company plans to complete all issues pertaining to the filing and prosecution of the patents on the Safety Catheter, as well as refile a 510(k) pre-market notification with the FDA.

         The Company also plans to continue discussions and negotiations with third parties regarding the licensing or joint venture of its other products. The Company plans to support these discussions and negotiations with avialable funds, including the building of necessary prototypes.

         The Ventura Facility contains a research and development laboratory equipped with assembly and test equipment for concept modeling and product development and a machine shop equipped with machine tools for fabrication of new product parts for concept modeling and assembly and test fixtures. The Company also installed a 3,120 square foot Class 100,000 clean room at the Ventura facility, which is currently being used for the assembly of prototypes and products. The Company had originally planned to install in the clean room a fully automated robotic assembly system to pilot manufacture its products. The Company, however, elected not to install the fully automated robotic assembly system at this time because it is currently investigation opportunities with third parties in the United States and abroad to manufacture the Safety Syringe, the Safety Phlebotomy Set and the Safety Catheter and certain of its other products under development either on a contract manufacturing basis, under licensing agreements or through other forms of joint ventures. The Company has entered into a significant number of confidentiality agreements with other companies for the purpose of exploring such opportunities. The Company is also investigating opportunities with third parties to manufacture, market and distribute the Company's products. The Company anticipates that entering into alliances and licensing arrangements with third parties would enable the Company to increase the market penetration of its products more quickly than the Company could achieve on its own. The Company has entered into such arrangements with Graphic Controls Corporation as has been previously mentioned.

         As a result of discussions which it has had with third parties, the Company has installed a semi-automated assembly system at the Ventura Facility to pilot manufacture its products. The objective of the Company in installing the assembly system is to demonstrate to potential third party manufacturers the economic feasibility of the commercial production of its products. The semi-automated assembly system, which consists of a series of manual and semi-automatic stations, is capable of producing up to 3,000,000 units per year. The assembly system will produce one or more of the Company's products at a time, and has the capability of being converted at a reasonable cost with minimal delay to manufacture a different product at such time as the Company may decide. During the fourth quarter of 1996, the Company partially completed the installation of the semi-automated assembly system for the pilot manufacturing of one of the Company's products. The Company completed the system during the third quarter of 1997.

           The Company anticipates earning revenues in 1998 from its licensing and development agreement with Graphic Controls Corporation in accordance with meeting agreed upon milestones.

         As of March 15, 1998, the Company employed 21 people on a full-time basis and one person on a part-time basis. The Company does not anticipate increasing the number of employees in the areas of product development, manufacturing, sales and marketing. The Company will however reassess its personnel requirements as business activity dictates.

Liquidity and Capital Resources

         At December 31, 1997, the Company had an accumulated deficit during the development stage of $18,967,241, which includes a one-time, nonrecurring write-off of $5,932,770 for purchase research and development incurred in connection with the acquisition of MDI by the Company. The Company has financed its activities through December 31, 1997 principally through debt, the private placement of equity securities, and the Initial Public Offering.

         As of December 31, 1997, the Company's working capital was $1,181,513 including cash and cash equivalents of $114,079, short-term investments of $546,591, and available-for-sale securities of $5,617,284, as compared to working capital of $934,637, at December 31, 1996, including cash and cash equivalents of $1,648,639 short-term investments of $535,248, and available-for-sale securities of $5,638,498 an increase of $246,876.

         The current ratio of current assets to current liabilities was 1.23 to 1 at December 31, 1997, as compared to 1.13 to 1 at the end of 1997. The Company's primary source of cash in 1996 consisted of (1) proceeds from short-term borrowings, $184,000; (2) proceeds of private placement $4,617,497;
(3) proceeds from long-term borrowings, $14,410; and (4) funds received from the issuance of Common Stock in connection with exercise of stock options and warrants, $254,800. The Company's primary uses of cash in 1997 consisted of (1) cash used in operations, $4,042,104; (2) payments on debt obligations, $2,246,933; (3) patents, $215,432; and (4) capital expenditures, $115,195.

         Of the $6,277,954 in cash and cash equivalents, short-term investments, and available-for-sale securities at December 31, 1997, $4,927,040 was restricted to collateralize borrowings the Company made under its line of credit and equipment financing agreements. At December 31, 1997 and 1996, all borrowings made under the line of credit and equipment financing agreements were fully collateralized.

         At December 31, 1997, the Company had a revolving line of credit totaling $6,750,000 ("Loan Agreement") with its principal lending institution and a equipment financing facility totaling approximately $545,000 with a second commercial bank ("Equipment Facility"). The Loan Agreement provides for a credit facility which can be used to (1) fund working capital needs and (2) finance capital equipment purchases; provided, however, that advances for capital equipment financing cannot exceed $600,000 of the $6,750,000. Borrowings to meet working capital needs bear interest at LIBOR plus 250 basis points (8.22% at December 31, 1997), while borrowings to finance capital equipment purchases bear interest at prime plus 2.5%. Pursuant to the terms of the Loan Agreement, all borrowings must be fully collateralized by available-for-sale securities, cash, cash equivalents, equipment financed, and general intangibles of the Company. Under the terms of the Equipment Facility, all borrowings must be fully collateralized by a short-term investment in the form of a certificate of deposit. The Loan Agreement expires on June 30,1998. There is no assurance that the Company will be successful in negotiating a continuation of the availability of the Loan Agreement and what terms will be made available to the Company.

         The Company's debt to equity ratio was 1.73:1 and 3.47:1 at December 31, 1997 and 1996 respectively. At December 31, 1997, the Company had borrowed $4,630,500 against its availability under the Loan Agreement and $241,068 against its availability under the Equipment Financing Facility.

         Net capital expenditures were $115,195 and $541,642 for the year ended December 31, 1997 and 1996, respectively. In 1997, capital expenditures amounted to approximately $82,000 for machinery and equipment; and $15,000 for automotive and transportation. The Company does not anticipate any significant capital expenditures in 1998.

         In 1995, the Company issued warrants (including warrants discussed in Item 1. Business and Other Business Matters) to purchase 400,000 shares of Common Stock, of which warrants to purchase 163,000 shares have been exercised as of March 15, 1998. In 1997, the Company issued warrants to purchase 375,000 shares of Common Stock. As of March 15, 1998, the Company has received an aggregate of $798,700 upon the exercise of said warrants. If the remainder of the warrants were exercised, the Company would receive approximately an additional $3,865,550, net of registration and other costs to be paid by the Company as required under the terms of such warrants.

         The Company believes that it will have sufficient funds to support its planned operations and capital expenditures for the next twelve months, but thereafter, the Company believes that it will need to raise additional funds through public or private financings to support its planned operations and capital expenditures. The Company believes that it will require additional capital before it reaches profitability and positive cash flow, if at all. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy short-term or long-term capital requirements, the Company may be required to reduce substantially, or eliminate, certain areas of its product development activities, limit its operations significantly, or otherwise modify its business strategy. The Company's capital requirements will depend on many factors, including but not limited, to the progress of its research and development programs, the development of regulatory submissions and approvals, pilot manufacturing capability, and the costs associated with protecting its patents and other proprietary rights.

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

                                                                                                          Page
                                                                                                          ----
     Report of Independent Accountants                                                                    F-2

     Consolidated Balance Sheets as of December 31, 1997 and 1996                                         F-3

     Consolidated Statements of Operation for years ended December 31, 1997 and 1996
     and Cumulative During Development Stage                                                              F-4

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997
     and 1996 and date of inception to December 31, 1995                                                  F-5

     Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996
     and Cumulative During Development Stage                                                              F-6

     Notes to Consolidated Financial Statements                                                           F-7

         2. List of Exhibits. The following exhibits are listed in the Exhibits appearing below and are followed herewith or are incorporated by reference to exhibits previously filed with the Commission.

         Exhibit
         Number                             Description
         -------                            -----------
         2.1 (1)  Agreement of Merger dated as of April 5, 1995 by and among the Company, MDC
                  Investment Holdings, Inc. ("Holdings") and Med-Design, Inc. ("MDI").

         2.2 (1)  Joinder dated April 5, 1995 by John A. Botich , Michael J. Botich, Thor R. Halseth and
                  Rita F. Botich

         2.3 (1)  Secured Promissory Note dated April 5, 1995 from the Company to Anker & Hymes, a
                  Law Corporation ("Anker & Hymes"), Client Trust Account for the benefit of all of he former shareholders of MDI.

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

         10.7 (2)   Warrant dated August 15, 1995 from the Company to Dominque A. Bodevin.

         10.8 (2)   Warrant dated August 15, 1995 from the Company to Roger Favale.

         10.9 (1)   Underwriters Warrant Agreement dated June 6, 1995 between the Company and Gilford
                    Securities Incorporated.

         10.10 (3)  Placement Agent Agreement dated as of January 8, 1997 by and between the Company and Fine Equities, Inc. ("Fine").

         10.11 (3)  Form of Subscription Agreement between the Company dated as of January 23, 1997, and each of the purchasers of the 1,000,000 shares of Common Stock.

         10.12 (3)  Placement Agent's Warrant Agreement dated as of January 23, 1997 by and between the
                    Company and Fine.

         10.13 (6)  Warrant dated January 23, 1997 from the Company for N. Scott Fine.

         10.14 (6)  Warrant dated January 23, 1997 from the Company for M. Troy Duncan.

         10.15 (6)  Warrant dated January 23, 1997 from the Company to Sharon Bronte.

         10.16 (6)  Warrant dated January 23, 1997 from the Company to William A. Jolly.

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

         10.26 (2)  Demand Promissory Note dated December 29, 1995 from MDC Research Ltd. in favor of Meridian Bank.

         10.27 (2)  Demand Promissory Note dated December 29, 1995 from MDC Holdings in favor of
                    Meridian Bank.

         10.28 (2)  Security Agreement dated December 29, 1995 between MDC Research Ltd. and Meridian Bank.

         10.29 (2)  Pledge Agreement dated December 29, 1995 between MDC Holdings and Meridian Bank.

         10.30 (2)  Assignment of Agency of Fiduciary Account dated December 29, 1995 from MDC
                    Holdings to Meridian Bank.

         10.31 (2)  Surety Agreement dated December 29, 1995 between the Company and Meridian
                    Bank.

         10.32 (2)  Surety Agreement dated December 29, 1995 between MDC Holdings and Meridian
                    Bank.

         10.33 (2)  Amendment to Loan Agreement dated February 16, 1996 among Meridian Bank, MDC
                    Holdings and MDC Research Ltd.

         10.34 (4)  Second Amendment to Loan Agreement dated April 4, 1996 among Meridian Bank,
                    MDC Holdings, The Med-Design Corporation, and MDC Research Ltd.

         10.35 (4)  Judgement Note dated April 12, 1996 from the Company in favor of MDC
                    Holdings.

         10.36 (4)  Amendment to Security Agreement dated April 4, 1996 between the Company and
                    Meridian Bank.


         Exhibit
         Number                             Description
         -------                            -----------


         10.37 (4)  Demand Promissory Note dated April 4, 1996 from MDC Holdings in favor of
                    Meridian Bank.

         10.38 (5)  Third Amendment to Loan Agreement dated July 11, 1996 among Meridian Bank,
                    MDC Holdings, The Med-Design Corporation, and MDC Research Ltd.

         10.39 (5)  Judgement Note date July 11, 1996 from MDC Holdings in favor of Meridian
                    Bank.

         10.40 (5)  Demand Promissory Note dated July 11, 1996 from MDC Holdings in favor of
                    Meridian Bank.

         10.41 (6)  Fourth Amendment to Loan Agreement dated November 14, 1996 among CoreStates
                    Bank, N.A. ("CoreStates") successor by merger to Meridian Bank, MDC Holdings,
                    The Med-Design Corporation, and MDC Research Ltd.

         10.42 (6)  Judgement Note dated November 14, 1996 from the Company in favor of MDC
                    Holdings.

         10.43 (6)  Demand Promissory Note dated November 14, 1996 from MDC Holdings in favor of
                    CoreStates.

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

         10.45 (2)  Form of Promissory Note dated July 12, 1995 from the Company in favor of
                    Eagle Bank.

         10.46 (2)  Form of Security Agreement dated July 12, 1995 between the Company and Eagle
                    Bank.

         10.47 (2)  Form of Assignment of Deposit Account dated July 12, 1995 from the Company to Eagle Bank.

         10.48 (2)  Lease Agreement dated June 15, 1995 between Moen Development and MDC
                    Research Ltd. and guaranteed by the Company.

         10.49 (2)  Lease Agreement dated October 1, 1993 between Arden North American Partners,
                    L.P. and the Company, as well as amended by the First Amendment dated November
                    2, 1995.



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

         10.50 (2)  Employment Agreement dated as of August 1, 1995 between the Company and
                    Donald Shea.

         10.51 (2)  Employment Agreement between the Company and Patrick E. Rodgers.

         10.52 (2)  Employment Agreement between the Company and John Osborne.

         10.53 (2)  Employment Agreement between the Company and Gilbert White.

         10.54 (6)  Warrant dated March 19, 1997 from the Company to John F. Kelley.

         10.55      Warrant dated October 10, 1997 from the Company to John F. Kelley.

         10.56      Warrant dated January 14, 1998 from the Company to John F. Kelley.

         10.57      Warrant dated January 14, 1998 from the Company to Gilbert White.

         10.58      Repriced option agreement from the Company to John Kelley.

         10.59      Repriced option agreement from the Company to John Marr.

         10.60      Consulting agreement from the Company to John Botich.

         10.61      Revised warrant agreement from the Company to John Kelley.

         10.62      Revised warrant agreement from the Company the John Kelley.

         21 (1)     List of Subsidiaries of the Company.

         27 (7)     Financial Data Schedule.

(b) No Reports on Form 8-K were filed in the quarter ended December 31, 1997.

-----------------------


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

(6) Incorporated by reference to Form 10-KSB filed March 29, 1997.

(7) Electronic filing only.


                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE MED-DESIGN CORPORATION

Date: March 27, 1998                  By: /s/ James M. Donegan
                                          --------------------
                                          James M. Donegan
                                          President and Chief Executive Officer


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


Signature                                   Title                                                         Date
---------                                   -----                                                         ----
/s/ James M. Donegan                        Chairman of the Board, President and Chief                    March 27, 1998
--------------------                        Executive Officer (Principal Executive Officer)
James M. Donegan


/s/ Lawrence D. Ellis                       Vice President, Finance and Acting Chief                      March 27, 1998
---------------------                       Financial Officer (Principal Financial Officer
Lawrence D. Ellis                           and Principal Accounting Officer)


/s/ Joseph N. Bongiovanni, III              Director                                                      March 27, 1998
------------------------------
Joseph N. Bongiovanni, III


/s/ John A. Botich                          Director                                                      March 27, 1998
------------------------------
John A. Botich


/s/ John F. Kelley                          Director                                                      March 27, 1998
------------------------------
John F. Kelley


/s/ John S. Marr, M.D.                      Director                                                      March 27, 1998
------------------------------
John S. Marr, M.D.


/s/ Gilbert M. White                        Director                                                      March 27, 1998
------------------------------
Gilbert M. White


/s/ William A. Jolly                        Director                                                      March 27, 1998
------------------------------
William A. Jolly

                   Index to Consolidated Financial Statements


                                                                                                               Page
                                                                                                               ----
Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..    F-2

Consolidated Balance Sheets as of December 31, 1997
     and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . ..    F-3

Consolidated Statements of Operations for the years ended
     December 31, 1997 and 1996 and Cumulative during the development stage . . . . . . . .  . . . . . . ..    F-4

Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1997 and 1996 and date of inception to December 31, 1995. . . . . . . . . . . . . . . . .    F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 1997 and 1996 and Cumulative during the development stage . . . . . . . . . . . . . . . .    F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..    F-7 to F-17


                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
The Med-Design Corporation:

         We have audited the accompanying consolidated balance sheets of The Med-Design Corporation and subsidiaries (a development stage company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997 and 1996 and for the period from December 13, 1993 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Med-Design Corporation and subsidiaries (a development stage company) as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flow for the year ended December 31, 1997 and 1996 and for the period from December 13,1993 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.



/s/ Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 16, 1998

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS


                                                                                 December 31,          December 31,
                                                                                     1997                  1996
                                                                                 ------------          ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                     $114,079            $1,648,639
     Short-term investments                                                         546,591               535,248
     Available-for-sale securities                                                5,617,284             5,638,498
     Prepaid expenses and other current assets                                      152,547                97,461
                                                                                 ----------            ----------

          Total current assets                                                    6,430,501             7,919,846

     Property, plant, and equipment, net of accumulated
          depreciation and amortization of $406,781 in 1997
               and $183,510 in 1996                                               1,181,481             1,240,557
     Patents, net of accumulated amortization of $44,164 in 1997
          and $34,324 in 1996                                                       681,048               174,623
     Other assets                                                                        --                14,136
                                                                                 ----------            ----------
                                                                                 $8,293,030            $9,349,162
                                                                                 ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                                       $4,630,500            $6,446,500
     Accounts payable                                                               205,625               172,911
     Accrued expenses                                                               213,042               128,146
     Current maturities of long-term debt and capital lease obligations             199,821               237,652
                                                                                 ----------            ----------

          Total current liabilities                                               5,248,988             6,985,209
                                                                                 ----------            ----------

     Long-term debt and capital lease obligations, less current maturities          154,674               300,366
                                                                                 ----------            ----------

          Total liabilities                                                       5,403,662             7,285,575
                                                                                 ----------            ----------

Commitments and Contingencies

Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
          No shares outstanding                                                          --                    --
     Common stock, $.01 par value, 20,000,000 shares authorized;
          7,951,570 and 6,899,570 shares issued and outstanding
               at December 31, 1997 and 1996, respectively                           79,516                68,996
     Additional paid-in capital                                                  21,764,194            15,718,504
     Deficit accumulated during the development stage                           (18,967,241)          (13,747,408)
     Unrealized gain on available-for-sale securities                                12,899                23,495
                                                                                 ----------            ----------

Total stockholders' equity                                                        2,889,368             2,063,587
                                                                                 ----------            ----------

                                                                                 $8,293,030            $9,349,162
                                                                                 ==========            ==========


   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Cumulative
                                                From Inception                Year Ended December 31,
                                              December 13, 1993          --------------------------------
                                             to December 31, 1997           1997                  1996
                                             --------------------        ----------            ----------
Operating expense:
     Marketing                                    $   570,569              $192,201              $219,191
     General and administrative                     8,065,820             3,410,569             2,592,727
     Research and development                       3,768,910             1,605,668             1,554,096
     Purchased research and development             5,932,770                    --                    --
                                                  -----------            ----------            ----------
     Total operation expenses                      18,338,069             5,208,438             4,366,014
                                                  -----------            ----------            ----------
     Loss from operations                         (18,338,069)           (5,208,438)           (4,366,014)
     Interest expense                              (1,630,105)             (421,967)             (400,649)
     Investment income                              1,000,933               410,572               443,794
                                                  -----------            ----------            ----------
     Net loss                                    ($18,967,241)          ($5,219,833)          ($4,322,869)
                                                  ===========            ==========            ==========
Basic and diluted earnings per share                                         ($0.66)               ($0.63)
                                                                         ==========            ==========
Weighted average common
     shares outstanding                                                   7,850,756             6,830,802
                                                                         ==========            ==========

   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                      Additional
                                                       Common Stock   Common Stock    Paid-In
                                                       Shares         Amount          Capital
                                                     ----------------------------------------------
Balance, December 13, 1993
  (inception)                                                 --              --              --
  Issuance of shares in exchange
       for contributed assets                          1,541,824     $    15,418     $    84,582
  Issuance of shares of common
       stock for cash                                     54,520             545          66,705
  Issuance of shares of
       common stock with debt                            182,056           1,821         528,164
  Issuance of shares of
       common stock for services rendered                240,000           2,400         416,400
  Issuance of shares of common stock with debt            42,856             429         149,571
  Expiration of option to convert shares of
      common stock into $30,000 of senior debt            20,000             200          29,800
  Issuance of shares of common stock in
       exchange for outstanding shares of MDI          1,247,314          12,473       4,353,126
  Issuance of shares of common stock in
       initial public offering                         3,450,000          34,500       9,491,466
  Issuance of warrants in connection with
       consulting agreement                                                               21,000
  Change in unrealized gains on
       available-for-sale securities
  Net Loss
                                                     ----------------------------------------------
Balance, December 31, 1995                             6,778,570          67,786      15,140,814
  Issuance of shares of common stock related to
       the exercise of stock options                      10,000             100          34,900
  Issuance of shares of common stock in
       connection with exercise of warrants              111,000           1,110         542,790
  Change in unrealized gains on
       available-for-sale securities
  Net Loss
                                                     ----------------------------------------------
Balance, December 31, 1996                             6,899,570          68,996      15,718,504
  Issuance of shares of common stock in
       connection with the private placement (net)     1,000,000          10,000       4,607,497
  Issuance of warrants for services                                                      821,000
  Repricing of stock option                                                               62,080
  Issuance of shares of common stock in
       connection with exercise of warrants               52,000             520         254,280
  Issuance of warrants in
       partial payment of patents                                                        300,833
  Change in unrealized gains on
       available-for-sale securities
  Net Loss
                                                     ----------------------------------------------
  Balance, December 31, 1997                           7,951,570     $    79,516     $21,764,194
                                                     ===========     ===========     ===========



                                                          Deficit          Unrealized
                                                          Accumulated      Gains On
                                                          During the       Available-
                                                          Development      For-Sale      Stockholders'
                                                          Stage            Securities    Equity
                                                      ------------------------------------------------
Balance, December 13, 1993
  (inception)                                                      --           --                --
  Issuance of shares in exchange
       for contributed assets                                                               $100,000
  Issuance of shares of common
       stock for cash                                                                         67,250
  Issuance of shares of
       common stock with debt                                                                529,985
  Issuance of shares of
       common stock for services rendered                                                    418,800
  Issuance of shares of common stock with debt                                               150,000
  Expiration of option to convert shares of
      common stock into $30,000 of senior debt                                                30,000
  Issuance of shares of common stock in
       exchange for outstanding shares of MDI                                              4,365,599
  Issuance of shares of common stock in
       initial public offering                                                             9,525,966
  Issuance of warrants in connection with
       consulting agreement
  Change in unrealized gains on
       available-for-sale securities                                       $26,479            26,479
  Net Loss                                                $(9,424,529)                    (8,492,487)
                                                      -----------------------------------------------
Balance, December 31, 1995                                 (9,424,539)      26,479         5,810,540
  Issuance of shares of common stock related to
       the exercise of stock options                                                          35,000
  Issuance of shares of common stock in
       connection with exercise of warrants                                                  543,900
  Change in unrealized gains on
       available-for-sale securities                                        (2,984)           (2,984)
  Net Loss                                                 (4,322,869)                    (4,322,869)
                                                      -----------------------------------------------
Balance, December 31, 1996                                (13,747,408)      23,495         2,063,587
  Issuance of shares of common stock in
       connection with the private placement (net)                                         4,617,497
  Issuance of warrants for services                                                          821,000
  Repricing of stock option                                                                   62,080
  Issuance of shares of common stock in
       connection with exercise of warrants                                                  254,800
  Issuance of warrants in
       partial payment of patents                                                            300,833
  Change in unrealized gains on
       available-for-sale securities                                      (10,596)           (10,596)
  Net Loss                                                (5,219,833)                     (5,219,833)
                                                      ----------------------------------------------
  Balance, December 31, 1997                            $(18,967,241)     $12,899      $   2,889,368
                                                        ============      =======      =============



   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS


                                                              Cumulative
                                                            From Inception
                                                          December 13, 1993       December 31,    December 31,
                                                         To December 31, 1997         1997            1996
                                                       ------------------------ ---------------- ---------------
Cash flows from operating activities:
Net Loss                                                           $(18,967,241)     $(5,219,833)    $(4,322,869)
Adjustments to reconcile net loss to operating
     cash flows (net of acquisition):
          Depreciation and amortization                                 432,349          233,111         150,337
          Issuance of common stock for services                         418,800
          Purchased research and development                          5,932,770
          Issuance of common stock for interest                          29,985
          Issuance of warrants for services                             842,000          821,000
          Repricing of stock options                                     62,080           62,080
          Amortization of original issued discount                      650,000
          Loss on sale of available-for-sale securities                   2,962            7,046             341
          Changes in operating assets and liabilities:
               Prepaid expenses and other current assets               (150,039)         (55,086)        (32,276)
               Accounts payable                                          97,904           32,714        (117,003)
               Accrued expenses                                         (77,451)          84,896        (108,047)
                                                                   ------------      -----------     -----------
          Net cash used by operating activities                     (10,725,881)      (4,034,072)     (4,429,517)
                                                                   ------------      -----------     -----------

Cash flows from investing activities
     Purchases of property and equipment                             (1,494,732)        (115,195)       (541,642)
     Additions to patents                                              (267,975)        (215,432)        (43,475)
     Payments for purchase of option to acquire
          Med-Design Incorporated                                      (125,000)
     Investments in available-for-sale securities, net               (5,607,347)           3,572       1,470,463
     Notes receivable funded                                            (92,500)
     Purchase of short-term investment                                 (546,591)         (11,343)        (23,340)
                                                                   ------------      -----------     -----------

          Net cash (used) provided by investing activities           (8,134,145)        (338,398)        862,006
                                                                   ------------      -----------     -----------

Cash flows from financing activities:
     (Repayment of) advances from related parties                            --               --              --
     (Repayment of) proceeds from short-term borrowing                       --               --              --
     Capital lease payments                                             (27,354)         (11,508)         (9,813)
     Proceeds from long-term borrowings                                 706,095           14,410         280,187
     Repayment of long-term borrowings                                 (409,549)        (235,425)       (158,217)
     Proceeds from issuance of common stock, prior to
          initial public offering                                        97,250
     Proceeds from exercise of options                                   35,000                           35,000
     Proceeds from issuance of common stock in connection
          with exercise of warrants                                     798,700          254,800         543,900
     Proceeds from short-term borrowing                               6,630,500          184,000       4,318,000
     Repayment of short-term borrowing                               (2,000,000)      (2,000,000)
     Other                                                                                14,136         (14,136)
     Repayment of acquisition note                                   (1,000,000)
     Proceeds of initial public offering, net of offering costs       9,525,966
     Proceeds of private placement, net of offering costs             4,617,497        4,617,497
                                                                   ------------      -----------     -----------

          Net cash provided by financing activities                  18,974,105        2,837,910       4,994,921
                                                                   ------------      -----------     -----------

Increase (decrease) in cash                                             114,079       (1,534,560)      1,427,410
Cash and cash equivalents, beginning of period                                         1,648,639         221,229
                                                                   ------------      -----------     -----------
Cash and cash equivalents, end of period                             $  114,079        $ 114,079     $ 1,648,639
                                                                   ------------      -----------     -----------
Cash paid during the period:
     Interest                                                         $ 921,682       $  396,144      $  378,469
                                                                   ------------      -----------     -----------
Noncash investing and financing activities:
     Issuance of common stock for rights under option
          to acquire Med-Design, Inc.                                 $ 100,000
                                                                   ------------      -----------     -----------
     Issuance of warrants in partial payment of patents                $300,833         $300,833
                                                                   ------------      -----------     -----------
     Issuance of common stock in connection with
          short-term borrowing                                        $ 650,000
     Capital lease obligation incurred                                 $ 85,303         $ 49,000         $ 7,697
                                                                   ------------      -----------     -----------
     Change in unrealized gain                                          $12,889        $ (10,596)       $ (2,984)
                                                                   ------------      -----------     -----------


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

Principles of consolidation:

    The accompanying consolidated financial statements include the accounts of The Med-Design Corporation ("MDC") and its wholly-owned subsidiaries, MDC Investment Holdings, Inc. and MDC Research Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents:

    The Company considers all investments with original maturities of three months or less to be cash equivalents. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. At December 31, 1997, none of the Company's balances exceeded FDIC insurance limits.

Short-term investments:

    Short-term investments represent investments in a certificate of deposit with a maturity greater than three months. This investment is stated at cost plus accrued interest which equals market value. The short-term investment is restricted as collateral for an equipment financing facility.

Investments in marketable securities:

     The Company's investments are classified as available-for-sale securities and accordingly any unrealized holding gains or losses, net of taxes, are excluded from income and recognized as a separate component of stockholders' equity until realized.

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

                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2. Significant Accounting Policies, continued

Property, plant and equipment:

    Property, plant and equipment are carried at cost. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased assets at the inception of the lease. Significant additions or improvements extending the asset's useful lives are capitalized. Normal maintenance and repair costs are expensed as incurred. When property, plant and equipment are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and the resulting gain or loss recognized.

    Depreciation is computed by the straight-line method utilizing rates based upon the estimated service life of the various classes of assets (5 to 10 years). Leasehold improvements are depreciated over the remaining lease term or asset life if shorter.

Recoverability of long-lived assets:

    The Company's assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount may not be recoverable. The Company assesses the recoverability of its assets by determining whether the carrying value can be recovered through projected undiscounted future cash flows.

Patents:

    Patents, patent applications, and rights are stated at acquisition costs. Amortization of patents is recorded by using the straight-line method over the legal lives of the patents, generally for periods ranging up to 17 years. Amortization expense from the years ended December 31, 1997 and 1996 was $9,840 and $9,600, respectively.

    In connection with the acquisition of two patents in August 1997 the Company paid $75,000 and issued warrants to the seller of these patents to purchase 75,000 shares of Common Stock with a fair value $300,833 and a exercise price of $5.75 per share. These amounts were capitalized.

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

Research and development:

    Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Research and development expenses amounted to $1,605,668 in 1997 and $1,554,096 in 1996.

                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2. Significant Account Policies, continued

Basic and diluted loss per share:

    The Company adopted FAS No. 128 "Earnings Per Share" effective December 31, 1997. The provisions of FAS No. 128 establish standards for computing and presenting earnings per share (EPS). This standard replaces the presentation of primary EPS with a presentation of basic EPS. Additionally it requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Per share amounts for all periods presented have been restated to confirm with the provisions of FAS No. 128.

Estimates utilized in the preparation of financial statements;

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

Recently issued pronouncements:

    In June 1997, the FASB issued FAS 130, "Reporting Comprehensive Income," which requires changes in comprehensive income be shown in the financial statement that is displayed with the same prominence as other financial statements. Additionally, the FASB issued FAS 131 "Disclosures about Segments of an Enterprise and Related Information," which requires disclosures in financial statements based on managements' approach to segment reporting and industry requirements to report selected segment information disclosures about products and services and major customers, on a quarterly basis. The Company will be required to adopt FAS 130 and 131 during fiscal 1998. The impact of these new standards on the Company's future financial statements and disclosures has not been determined.

3. Available-for-Sale Securities

    The Company has recorded investments in available-for-sale securities at fair value and gross unrealized gains and losses as a separate component of stockholders' equity. Realized gains and losses on the sale of investment securities are recognized using the specific identification method.

    Gross unrealized gains and losses for the years ended December 31, 1997 and 1996 are as follows:

                                                                     Gross
                                                                   Unrealized
                                                                     Gains
                                               Cost                 (Losses)                Fair Value
                                               ----                ----------               ----------
At December 31, 1997:
U.S. Government Obligations                $3,657,275                $12,476                $3,669,750
Corporate Debt Securities                   1,947,111                    423                 1,947,534
                                           ----------                -------                ----------
Total                                      $5,604,386                $12,899                $5,617,284
                                           ==========                =======                ==========

At December 31, 1996:
U.S. Government Obligations                $3,010,309                $31,228                $3,041,537
Corporate Debt Securities                   2,604,694                 (7,733)                2,596,961
                                           ----------                -------                ----------
Total                                      $5,615,003                $23,495                $5,638,498
                                           ==========                =======                ==========

                                   (Continued)
                                       F-9

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3. Available-for-Sale Securities, continued

    Investment income for the years ended December 31, 1997 and 1996 consisted of the following:




                                               1997            1996
                                               ----            ----
Realized gain on sale of
available-for-sale securities                  $817         $15,035

Realized loss on sale of
available-for-sale securities                (7,863)        (15,376)

Interest income                             409,361         416,413

Dividend income                               8,257           6,148
                                            -------         -------

Total                                      $410,572        $422,220
                                           ========        ========

4. Property, Plant And Equipment

    Balances of major classes of assets and accumulated depreciation and amortization at December 31, 1997 and 1996 are as follows:


                                                     1997                1996
                                                     ----                ----

Leasehold improvements                             $160,127            $160,127

Automotive and Transportation                        15,104
Machinery and equipment                             466,044             433,863

Office furniture & fixtures                         422,087             413,178

Computer equipment & software                       337,768             320,788

Equipment under capital lease                        85,303              36,303

Construction in progress                            101,829              59,808
                                                 ----------          ----------
                                                 $1,588,262          $1,424,067

Less:

Accumulated depreciation                            391,105             174,319
Accumulated amortization of
Equipment held under capital
Lease                                                15,676               9,191
                                                 ----------          ----------


                                                 $1,181,481          $1,240,557
                                                 ==========          ==========


    Depreciation and amortization expense was $223,271 and $140,737 for the years ended December 31, 1997 and 1996, respectively.



                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5. Short-Term Borrowings

    In July 1995, the Company entered into a $3,000,000 revolving line of credit ("Loan Agreement") with its principal lending institution (the "Bank"). In 1996, The Loan Agreement was amended to $6,750,000, and the Company's equipment financing facility ("Equipment Loans") with the Bank was consolidated into the Loan Agreement. The amended Loan Agreement provides that advances under Equipment Loans will not exceed $600,000 of the $6,750,000. Borrowings to meet working capital needs bear interest at LIBOR plus 250 basis points (8.22% at December 31, 1997). Under the terms of the Loan Agreement, all borrowings must be fully collateralized by available-for-sale securities, cash equivalents, equipment financed, and general intangibles of the Company. The line of credit is due on June 30, 1998. At December 31, 1997 and 1996, including Equipment Loans, the Company had $4,685,972 and $6,563,056 outstanding under the Loan Agreement, respectively.

    Equipment Loans are classified as long-term debt (See Note 6).

6. Long-Term Debt

    Long-term debt at December 31, 1997 and 1996 consisted of the following:

                                                          December 31,
                                                      -------------------
                                                      1997           1996
                                                      ----           ----
Bank term note, under equipment
financing facility, interest at prime plus
 .25%; fully collateralized, payable in
monthly installments through December
1998 (See Note 5).                                  $ 55,472        $116,556

Bank term note, under financing facility
interest at the Bank's prime rate, payable
in equal monthly installments through
1999; fully collateralized by applicable
equipment and the short-term
investment. At December 31, 1997,
approximately $305,523 was available for
additional equipment financing.                      241,068         401,005

Capital lease obligations, at interest rates
ranging from 4.4% to 9.3%, with monthly
payments ranging from $182 to $987;
lease obligations are due through 2002.               57,955          20,457
                                                    --------        --------

                                                     354,495         538,018
Less: current maturities                             199,821         237,652
                                                    --------        --------
                                                    $154,674        $300,366
                                                    ========        ========

                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


6. Long-Term Debt, continued

    The aggregated amount of debt and capital lease obligations maturing in each of the next five years, is as follows:

                  1998                                 $199,821
                  1999                                  121,000
                  2000                                   11,707
                  2001                                   10,546
                  2002                                   11,421
                                                       --------
                                                       $354,495
                                                       ========

7. Commitments and Contingencies

    The Company leases a building, office space, and other office equipment under noncancellable operating leases expiring at various times through December 31, 2000. The building lease provides an option to renew the lease for two additional thirty-six month periods (See Note 16).

    The following is a schedule of future minimum payments, by year and in the aggregate, of noncancellable operating leases with initial or remaining terms of greater than one year at December 31, 1997:

                  1998                                $191,996
                  1999                                 196,411
                  2000                                 134,776
                                                       -------
                  Total minimum
                     lease payments                   $523,183
                                                      ========

    Total rent expense under all operating leases for year ended December 31, 1997 and 1996 was $187,709 and $189,774 respectively.

    The Company has employment agreements renewable annually with the Chief Executive Officer, and certain other executives providing for salary to be paid over the term of their agreements which expire in the year 2000 and 1998, respectively. At December 31, 1997, the payments remaining under employment contracts total approximately $669,000.

    In March, 1998, the Company's Chairman, President and Chief Executive Officer, who is also a shareholder, committed to provide up to $1,400,000 to fund the Company's operation should the necessity arise.

                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8. Basic and Diluted Loss Per Share

    The following table sets forth the computation of basic and diluted net loss per share:


                                                    Loss                        Common Shares
                                                 Numerator                       Denominator                           EPS
                                                 ---------                      -------------                          ---
1997
----
Basic and diluted EPS
-------------------------------
Net loss to common shareholders                $ (5,219,833)                      7,850,756                         $ (0.66)
                                               ------------                       ---------                         --------
1996
----
Basic and diluted EPS
-------------------------------
Net loss to common shareholders                $ (4,322,869)                      6,830,802                         $ (0.63)
                                               ------------                       ---------                         --------

Options and warrants to purchase 1,504,000 shares of common stock as of December 31, 1997 and 578,000 as of December 31, 1996 were not included in computing diluted earnings per share as the effect was antidiluted.

9. Stockholders' Equity

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

    During the years ended December 31, 1995 and 1994 the Company issued three notes totaling $650,000 with 182,056 shares of Common Stock in the aggregate. The value of the stock represents $650,000 of original issue discount on the debt which was charged to income through the first quarter of fiscal year 1995. The debt along with accrued interest of 10% was paid upon the consummation of the Company's initial public offering. Two of these notes aggregating $400,000 and 114,286 shares were issued to shareholders of the Company.

    In addition to shares purchased for cash or in connection with debt issuances during the year ended December 31, 1994, the Company issued 240,000 shares of its Common Stock to various individuals in exchange for services rendered. The fair market value of those shares has been recorded as compensation expense of $418,800.

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


9. Stockholders' Equity, continued

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

    Activity under the Stock Option Plan during the years ended December 31, 1997 and 1996 is as follows:



                                                       1997                                          1996
                                          ------------------------------              ----------------------------------
                                                               Weighted-                                       Weighted-
                                                               Average                                         Average
                                                               Exercise                                        Exercise
       Fixed Options                      Shares                 Price                Shares                     Price
------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning
     of year                                 289,000               $8.48                 123,000                   $4.80
Granted                                      186,500               $7.78                 176,000                  $10.77
Exercised                                         --                  --                 (10,000)                  $3.50
Canceled                                     (33,500)             $11.79                      --                      --
                                      ----------------------------------------------------------------------------------
Outstanding at end of year                   442,000               $5.53                 289,000                   $8.48
                                      ==================================================================================
Options exercisable at
     year-end                                135,400                                      81,000
                                      ==============                             ===============
Option price range at end
     of year                          $3.50 to $8.00                             $3.50 to $20.50
                                      ==============                             ===============
Weighted-average fair
     value of options granted
        during year                            $5.52                                       $5.94
                                      ==============                             ===============



    The following table summarizes information about fixed stock options outstanding at December 31, 1997:



                                              Options Outstanding                                 Options Exercisable
                               ---------------------------------------------------          -------------------------------
                                                    Weighted-
                                                     Average             Weighted-                                Weighted-
                                  Number            Remaining             Average             Number               Average
Range of                       Outstanding         Contractual           Exercise           Exercisable           Exercise
Exercise Prices                at 12/31/97            Life                 Price            at 12/31/97             Price
---------------------------------------------------------------------------------------------------------------------------
$3.50                             52,000                 3.7                $3.50              52,000               $ 3.50
$4.50 to $8.00                   390,000                 3.9                $7.22              83,400               $ 6.08
$3.50 to $8.00                   442,000                 3.8                $6.78             135,400               $ 5.09
                                 =======                 ===                =====             =======               ======

                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9. Stockholders' Equity, continued

     Stock Option Plan, continued

    On October 10, 1997, the Company repriced previously issued stock options on 32,000 shares of Common Stock for two directors. The options were issued on June 3, 1996 at an exercise price of $20.50 a share and were repriced to $4.50 a share. In connection with the repricing of these stock options the Company recorded compensation expense of $62,080.

    The company has adopted the disclosure only provisions of FAS No. 123, "Accounting for Stock-based Compensation." Accordingly, no compensation cost has been recognized for the Company's Stock Option Plan. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of FAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                    1997                1996
                                                    ----                ----
       Net loss - as reported                   ($5,219,833)        ($4,322,869)
       Net loss - pro forma                     ($6,261,171)        ($4,919,601)
       Net loss per share - as reported              ($0.66)             ($0.63)
       Net loss per share - pro forma                ($0.80)             ($0.72)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption used for grants in 1997 and 1996: dividend yield of 0.00%; expected volatility of .92%; risk free interest rate of 6.29%; and expected lives based on actual terms of options granted.

     Warrants

     In connection with the initial public offering (Note 15), the Company issued warrants to the Underwriter to purchase 300,000 shares of Common Stock, of which warrants to purchase 111,000 were exercised in 1996 and 52,000 were exercised in 1997. In addition, on August 15, 1995 the Company issued warrants to purchase from the Company 100,000 shares of Common Stock at $7.50 per share, in consideration for the execution of an agreement for consulting services. The warrants are exercisable upon issuance and expire on August 15, 1998. In connection with the issuance of these warrants, the Company recorded consulting expense in the amount of $21,000 for the year ended December 31, 1995.

    On January 23, 1997, the Company completed the sale of 1,000,000 shares of Common Stock. In connection with the sale, the Company also sold to the placement agent, for the sale, for nominal consideration, warrants to purchase 100,000 shares of Common Stock. These warrants are exercisable at a price of $5.50 per share of Common Stock for a period of four years commencing January 22, 1998.

    On March 19, 1997, the Company issued warrants to purchase 100,000 shares of Common Stock at an exercise price of $7.50 per share to a director of the Company, who was engaged to perform certain consulting services on behalf of the Company. The warrants are exercisable upon issuance and expire on March 19, 2000. In connection with the issuance of these warrants, the Company recorded consulting expense in the amount of $436,000 for the year ended December 31, 1997.

    On August 6, 1997, in connection with the acquisition of two patents, the Company issued warrants to purchase 75,000 shares of Common Stock at an exercise price of $5.75 per share. These warrants are exercisable on or before August 6, 2002.

    On October 10, 1997, the Company issued warrants to purchase 100,000 shares of Common Stock at an exercise price of $5.44 to a director of the Company who was engaged to perform certain consulting services on behalf of the Company. These warrants are exercisable upon issuance and expire on October 10, 2000. In connection with the issuance of these warrants, the Company recorded consulting expense in the amount of $385,000 for the year ended December 31, 1997.

                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10. Income Taxes

    On December 31, 1997 and 1996, the Company had a net operating loss carry forward for federal income tax purposes of approximately $8,940,000 and $6,092,000, respectively, and for state tax purposes of approximately $6,695,000 and $5,966,000, respectively. These net operating losses are available to offset future taxable income, if any, through 2011 and 2001 for federal and state tax purposes, respectively. A valuation allowance has been provided for the deferred tax asset resulting from the net operating loss carry forward. Other temporary differences are insignificant. The utilization of net operating loss carryforward may be limited by Section 382 of the Internal Revenue Code.

11. Related Party Transactions

    During 1997 and 1996, the Company paid $31,830 and $33,182 respectively, for legal services to a firm, of which a partner is a director, officer and shareholder of the Company.

12. Fair Value of Financial Statements

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

13. Management's Plan

    The Company has incurred losses of $5,220,000 and $4,323,000 for the years ended December 31, 1997 and 1996, respectively, and has a deficit of $18,967,000 as of December 31, 1997. Management developed a plan of action during 1997 which included cost containment measures with a focus on strategic alliances and licensing arrangements that will enable the Company to increase its market penetration and provide positive cash flow. Cost containment measures include, among other strategies, relocating the Company's headquarters to its research and development facility in Ventura, California. Management intends to refine and enhance this plan during 1998.

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

    This acquisition was accounted for in accordance with the purchase method, under which the purchase price was allocated to the assets of MDI based on the fair market value of such assets. The excess of the purchase price over the fair market value of the net assets acquired was treated as purchased research and development as follows:

         Value of 1,247,314 shares of stock
             granted at a price of $3.50 a share $4,365,599 Issuance of note to former
             shareholders of MDI                       1,000,000
         Payments in connection with
             option to acquire MDI                       225,000
         Negative net book valued acquired               342,171
                                                      ----------
                                                      $5,932,770
                                                      ==========

15. Initial Public Offering

    In June 1995, the Company consummated an initial public offering (the "Offering") of 3,000,000 shares of Common Stock at a price of $3.50 per share (1,500,000 shares at $7.00 per share prior to stock). An additional 450,000 shares were issued at $3.50 per share to the Underwriter of the initial public offering. The Company received $9,525,966 in proceeds, net of costs incurred in connection with the Offering.

    Additionally, in connection with the Offering, the Company agreed to sell the Underwriter, for nominal consideration, warrants to purchase 300,000 shares of Common Stock ("the Underwriter's Warrants"). The Underwriter's Warrants are exercisable at a price of $4.90 per share of Common Stock for a period of four years commencing one year from the effective date of the Offering.

16. Subsequent Events

    On February 23, 1998, the company signed an agreement with Graphic Controls Corporation for the development and licensing of its proprietary Safety Intravenous Catheter Insertion Device. The signing of this agreement, and the completion of a series of mutually agreed upon milestones would result in payment to Med-Design totaling as much as $3.72 million with continuous royalties for the life of the patents. Med-Design would receive $1.82 million of the $3.72 million during the completion of milestones associated with the development phase and $1.9 million in milestone payments associated with the granting of the exclusive North American License.

    On January 14, 1998 the Company issued warrants to purchase 150,000 shares of its Common Stock at a price of $2.88 to two directors. These warrants are exercisable on or before January 14, 2001.

    In March 1998, the Company completed relocating corporate headquarters to its Ventura, California facility from its offices in Philadelphia, PA. The Company subleased the majority of the office space previously used by the Company in Philadelphia as its corporate headquarters, but will continue to maintain an office at that location.