Form 10QSB
period 1998-03-31
MED-DESIGN CORP
filed 1998-05-15
CIK 943736

================================================================================


                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
                     For the transition period from __ to__


                         Commission file number 0-25852



                           THE MED-DESIGN CORPORATION

        Delaware                                       77-0404919
        --------                                       ----------
(State of Incorporation)                         (IRS Employer ID Number)

                      2810 Bunsen Avenue, Ventura, CA 93003
                      -------------------------------------

                                  (805)339-0375
                                  -------------


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

     Common Stock - 7,951,570 shares of Common Stock, $.01 par value, outstanding as of May 13, 1998.

================================================================================

                           THE MED-DESIGN CORPORATION
                                   FORM 10-QSB


INDEX

                                                                                                            Page Number

                                             PART 1 - FINANCIAL INFORMATION


Item 1-    Financial Statements

             Consolidated Balanced Sheets as of March 31, 1998 (unaudited) and as of
             December 31, 1997 .......................................................................................3

             Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997 and Cumulative During Development Stage (unaudited).............................................4

             Consolidated Statements of Comprehensive Loss for the three months ended March 31, 1998 and 1997 and Cumulative During Development
             Stage (unaudited)........................................................................................5

             Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 and Cumulative During Development Stage (unaudited) ............................................6

             Notes to Consolidated Financial Statements (unaudited) ................................................7-8

Item 2-    Management's Discussion and Analysis of Plan of Operation ..............................................9-12


                                               PART II - OTHER INFORMATION

Item 1-    Legal Proceedings ........................................................................................13

Item 2-    Changes in Securities ....................................................................................13

Item 3-    Defaults upon Senior Securities ..........................................................................13

Item 4-    Submission of Matters to a Vote of Security Holders ......................................................13

Item 5-    Other Information ........................................................................................13

Item 6-    Exhibits and Reports on Form 8-K .........................................................................13


                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                               March 31,      December 31,
                                                                                 1998            1997
                                                                             ------------    ------------
                                                                             (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                               $    120,008    $    114,079
     Short-term investment                                                           --           546,591
     Available-for-sale securities                                              3,390,581       5,617,284
     Prepaid expenses and other current assets                                     86,324         152,547
                                                                             ------------    ------------
          Total current assets                                                  3,596,913       6,430,501
     Property, plant, and equipment, net of accumulated
          depreciation and amortization of $466,854 and $406,781
          at March 31, 1998 and December 31, 1997, respectively                 1,121,408       1,181,481
     Patents, net of accumulated amortization of $52,325 and $44,164
          at March 31, 1998 and December 31, 1997, respectively                   763,626         681,048
                                                                             ------------    ------------
                                                                             $  5,481,947    $  8,293,030
                                                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                                   $  2,929,885    $  4,630,500
     Accounts payable                                                             208,386         205,625
     Accrued expenses                                                             104,298         213,042
     Current maturities of long-term debt and capital lease obligations            11,197         199,821
                                                                             ------------    ------------
          Total current liabilities                                             3,253,766       5,248,988
                                                                             ------------    ------------
Long-term debt and capital lease obligations, less current maturities              38,866         154,674
                                                                             ------------    ------------
          Total liabilities                                                     3,292,632       5,403,662
                                                                             ------------    ------------
Commitments and Contingencies
Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
          no shares outstanding                                                      --              --
     Common stock, $.01 par value, 20,000,000 shares authorized;
          7,951,570 shares issued and outstanding
          at March 31, 1998 and December 31, 1997, respectively                    79,516          79,516
     Additional paid-in capital                                                21,812,694      21,764,194
     Deficit accumulated during the development stage                         (19,706,007)    (18,967,241)
     Accumulated other comprehensive income                                         3,112          12,899
                                                                             ------------    ------------
          Total stockholders' equity                                            2,189,315       2,889,368
                                                                             ------------    ------------
                                                                             $  5,481,947    $  8,293,030
                                                                             ============    ============

       The accompanying notes are an integral part of these consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                              Cumulative    Three Months Ended March 31,
                                           From Inception,  ----------------------------
                                          December 13, 1993
                                          to March 31, 1998     1998            1997
                                          ----------------- ------------    ------------
Operating expense:
     Marketing                              $    603,346    $     32,777    $     50,492
     General and administrative                8,587,862         522,042         785,159
     Research and development                  4,053,562         284,652         365,692
     Purchased research and
          development                          5,932,770            --              --
                                            ------------    ------------    ------------
          Total operating expenses            19,177,540         839,471       1,201,343
                                            ------------    ------------    ------------
     Loss from operations                    (19,177,540)       (839,471)     (1,201,343)
     Interest expense                         (1,693,390)        (63,285)       (121,263)
     Investment income                         1,164,923         163,990         141,410
                                            ------------    ------------    ------------
     Net loss                               ($19,706,007)   ($   738,766)   ($ 1,181,196)
                                            ============    ============    ============
     Basic and diluted earnings
          per share                                         ($      0.09)   ($      0.15)
                                                            ============    ============
     Weighted average common
          shares outstanding                                   7,951,570       7,656,592
                                                            ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.


                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)

                                               Cumulative     Three Months Ended March 31,
                                            From Inception,   ----------------------------
                                           December 13, 1993
                                           to March 31, 1998      1998            1997
                                             ------------     ------------    ------------
Net loss                                     ($19,706,007)    ($   738,766)   ($ 1,181,196)
 Other comprehensive loss:
     Unrealized holding gains (losses) on
       securities                                   3,112           (9,787)        (28,579)
                                             ------------     ------------    ------------
Comprehensive loss                           ($19,702,895)    ($   749,553)   ($ 1,209,775)
                                             ============     ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.


                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                            Cumulative       Three Months Ended March 31,
                                                                         From Inception,     ----------------------------
                                                                        December 13, 1993
                                                                        to March 31, 1998         1998            1997
                                                                        -----------------     ------------    ------------
Cash flows from operating activities:
Net Loss                                                                     $(19,706,007)   $   (738,766)   $ (1,181,196)
Adjustments to reconcile net loss to operating
     cash flows (net of acquisition):
          Depreciation and amortization                                           500,583          68,234          57,200
          Issuance of common stock for services                                   418,800            --              --
          Purchased research and development                                    5,932,770            --              --
          Issuance of common stock for interest                                    29,985            --
          Issuance of warrants for services                                       890,500           48,500        100,000
          Repricing of stock options                                               62,080            --              --
          Amortization of original issued discount                                650,000            --              --
          Loss on sale of available-for-sale securities                             2,962            --              --
          Changes in operating assets and liabilities:
               Prepaid expenses and other current assets                          (83,816)         66,273          40,470
               Accounts payable                                                   100,665           2,761          72,535
               Accrued expenses                                                  (186,195)       (108,744)        (77,723)
                                                                             ------------    ------------    ------------

          Net cash used in operating activities                               (11,387,673)       (661,792)       (988,714)
                                                                             ------------    ------------    ------------
Cash flows from investing activities
     Purchased of property and equipment                                       (1,494,732)           --           (55,878)
     Additions to patents                                                        (358,714)        (90,739)         (4,426)
     Payments for purchase of option to acquire
          Med-Design Incorporated                                                (125,000)           --              --
     Investments in available-for-sale securities                              (5,607,347)           --        (3,318,172)
     Sale of available-for-sale securities                                      2,216,916       2,216,916            --
     Notes receivable funded                                                      (92,500)           --              --
     Sale of short-term investment                                                   --           546,591            --
                                                                             ------------    ------------    ------------

          Net cash (used in) provided by investing activities                  (5,461,377)      2,672,768      (3,378,476)
                                                                             ------------    ------------    ------------

Cash flows from financing activities:
     Capital lease payments                                                       (35,246)         (7,892)         (2,803)
     Proceeds from long-term borrowings                                           706,095            --              --
     Repayment of long-term borrowings                                           (706,089)       (296,540)        (70,148)
     Proceeds from issuance of common stock, prior to
          initial public offering                                                  97,250            --              --
     Proceeds from exercise of options                                             35,000            --              --
     Proceeds from issuance of common stock in connection
          with exercise of warrants                                               798,700            --           107,800
     Proceeds from short-term borrowing                                         6,630,500            --           184,000
     Repayment of short-term borrowing                                         (3,700,615)     (1,700,615)     (2,000,000)
     Other                                                                           --              --            14,136
     Repayment of acquisition note                                             (1,000,000)           --              --
     Proceeds of initial public offering, net of offering costs                 9,525,966            --              --
     Proceeds of private placement, net of offering costs                       4,617,497            --         4,619,353
                                                                             ------------    ------------    ------------

          Net cash (used in) provided by financing activities                  16,969,058      (2,005,047)      2,852,338
                                                                             ------------    ------------    ------------

Increase(decrease) in cash                                                        120,008           5,929      (1,514,852)
Cash and cash equivalents, beginning of period                                       --           114,079       1,648,639
                                                                             ------------    ------------    ------------

Cash and cash equivalents, end of period                                     $    120,008    $    120,008    $    133,787
                                                                             ============    ============    ============
Cash paid during the period:
Interest                                                                     $  1,091,672    $    169,990    $    141,359
                                                                             ============    ============    ============
Noncash financing activities:
     Issuance of common stock for rights under option
          to acquire Med-Design, Inc.                                        $    100,000            --              --
                                                                             ------------    ------------    ------------
     Issuance of warrants in  partial payment of patents                     $    300,833            --              --
                                                                             ------------    ------------    ------------
     Issuance of common stock in connection with
          short-term borrowing                                               $    650,000            --              --
                                                                             ------------    ------------    ------------
     Capital lease obligation incurred                                       $     85,303            --              --
                                                                             ------------    ------------    ------------
     Change in unrealized gain on available-
          for-sale securities                                                $      3,112    $     (9,787)   $    (28,579)
                                                                             ------------    ------------    ------------

                           The accompanying notes are an integral part of these financial statements


                     MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Significant Accounting Policies

   Basis of Presentation

     The financial information included herein is unaudited, except for the balance sheet as of December 31, 1997; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

     The accompanying financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context requires, the "Company") and its wholly-owned subsidiaries, MDC Investment Holdings, Inc. ("MDC Holdings") and MDC Research Ltd. All significant intercompany transactions and accounts are eliminated.

     The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Annual Report on Form 10-KSB. Operating results for the three month period ending March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2. Weighted Average Shares of Common Stock Outstanding

     The calculations of weighted average shares of common stock excludes outstanding options and warrants, since these securities have an anti-dilutive effect on per share data.

3.  Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" effective January 1, 1998. The new rules establish standards for the reporting of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. Such items consist primarily of unrealized gains and losses on marketable equity investments for the Company.

                     MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd.)
                                   (Unaudited)


4. Basic and Diluted Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                       Loss       Common Shares
                                     Numerator     Denominator     EPS
                                    -----------    -----------   --------
Three months ended March 31, 1998
---------------------------------

Basic and diluted EPS
---------------------------------
Net loss to common shareholders     ($  738,766)     7,951,570   ($  0.09)
                                    -----------    -----------   --------

Three months ended March 31, 1997
---------------------------------
Basic and diluted EPS
---------------------------------
Net loss to common shareholders     ($1,181,196)     7,656,592   ($  0.15)
                                    -----------    -----------   --------


Options and warrants to purchase 1,204,000 shares of common stock as of March 31, 1998 and 761,000 as of March 31, 1997, were not included in computing diluted earnings per share as the effect was antiduluted.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Form 10-QSB contains forward-looking statements relating to such matters as anticipated business performance, business prospects, technological developments, product development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, The Med-Design Corporation (the "Company") notes that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections of this Form 10-QSB entitled "Management's Discussion and Analysis or Plan of Operation - Business Overview," "Management's Discussion and Analysis or Plan of Operation Results of Operations," "Management's Discussion and Analysis or Plan of Operation - Plan of Operation," "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company files from time to time with the Securities and Exchange Commission and in public communications made by the Company.

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

     The Company also has several new safety products which are in various stages of development. These new product developments include the Safety Pre-Filled Vial Injector, Safety PICC Introducer Catheter Insertion Device, Safety Guidewire Introducer, Safety Winged Set Blood Collection Needle, and Safety Arterial Blood Gas Syringe. These products also incorporate the Company's proprietary retraction technology and are designed to reduce the incidence of accidental needlesticks. The Company has developed various sizes and designs of these products to accommodate the specific requirements of potential strategic alliances for medical and dental applications.

     On March 14, 1995, the Company organized a wholly-owned subsidiary, MDC Investment Holdings, Inc. ("MDC Holdings"), under the laws of the State of Delaware. The Company entered into an Agreement of Merger on April 5, 1995 (the "Merger Agreement") with MDC Holdings and MDI, pursuant to which MDI merged with and into MDC Holdings, the surviving corporation (the "Merger"), and the Company issued and delivered 1,219,742 shares of Common Stock to the MDI shareholders in exchange for their shares of MDI Common Stock. In addition, the Company issued a non-interest bearing promissory note in the principal amount of $1,000,000 (the "Note") payable to the former MDI shareholders, which was collateralized by all of the issued and outstanding shares of the Common Stock, $ 0.01 par value per share, of MDC Holdings. In connection with the Merger, the Company issued and delivered 3,572 shares of Common Stock to a former noteholder of MDI to satisfy an obligation of MDI. The Note was fully paid from a portion of the net proceeds of the Company's initial public offering of 3,450,000 shares of its Common Stock in June 1995 ("Initial Public Offering"). The Company's acquisition of MDI was accounted for in accordance with the purchase method, under which the purchase price was allocated to the assets of MDI based on the fair market value of such assets. The excess of the purchase price over the fair market value of the net assets acquired was treated as purchased research.

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

     On August 6, 1997, the Company acquired two patents from John Kulli, M.D. In connection with the acquisition of these patents, the Company paid $75,000 cash and issued warrants to purchase 75,000 shares of its Common Stock at $5.75. These warrants are exercisable on or before August 6, 2002.

     On February 23, 1998, the company signed an agreement with Graphic Controls Corporation for the development and licensing of its proprietary Safety Intravenous Catheter Insertion Device. The signing of this agreement and the completion of a series of mutually agreed upon milestones would result in payment to Med-Design totaling as much as $3.72 million with continuous royalties for the life of the patents. Med-Design would receive $1.82 million of the $3.72 million during the completion of milestones associated with the development phase and $1.9 million in milestone payments associated with the granting of an exclusive license for North America.

Results of Operations

     The Company has devoted substantially all of its research and development efforts since its formation to the development related to safety needles and the designs and development of the equipment necessary to assemble the safety needle device.

     Research and development expenses amounted to $284,652 and $365,692 for the three month period ending March 31, 1998 and 1997, respectively.

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

     The Company also plans to continue discussions and negotiations with third parties regarding the licensing or joint venture of its other products. The Company plans to support these discussions and negotiations with available funds, including the building of necessary prototypes.

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

     As a result of discussions which it has had with third parties, the Company has installed a semi-automated assembly system at the Ventura Facility to pilot manufacture its products. The objective of the Company in installing the assembly system is to demonstrate to potential third party manufacturers the economic feasibility of the commercial production of its products. The semi-automated assembly system, which consists of a series of manual and semi-automatic stations, is capable of producing up to 3,000,000 units per year. The assembly system will produce one or more of the Company's products at a time, and has the capability of being converted at a reasonable cost with minimal delay to manufacture a different product at such time as the Company may decide. The Company completed the system during the third quarter of 1997.

     As of May 13, 1998, the Company employed 17 people on a full-time basis and one person on a part-time basis. The Company does not anticipate increasing the number of employees in the areas of product development, manufacturing, sales and marketing. The Company will however reassess its personnel requirements as business activity dictates.

Liquidity and Capital Resources

     In 1995, the Company issued warrants to purchase 400,000 shares of Common Stock, of which warrants to purchase 163,000 shares have been exercised as of May 13, 1998. In 1997 and 1998, the Company issued warrants to purchase 375,000 shares and 150,000 shares, respectively, of Common Stock. As of May 13, 1998, the Company has received an aggregate of $798,700 upon the exercise of said warrants. If the remainder of the warrants were exercised, the Company would receive approximately an additional $3,024,650, net of registration and other costs to be paid by the Company as required under the terms of such warrants.

     On May 14, 1998, the Company renewed its ("Loan Agreement") with its principal lending institution for $6,750,000, including an Equipment Facility. The Company had additional availability against its line of credit and equipment financing facility of approximately $3,820,000 at March 31, 1998. The Loan Agreement provides that advances for equipment financing will not exceed $600,000 of the $6,750,000. Under the terms of the Loan Agreement, all borrowings must be fully collateralized by available-for-sale securities, cash equivalents, equipment financed, and general intangibles of the Company. The Loan Agreement expires May 30, 1999.

     The Company believes that if the milestones associated with the Graphic Controls' agreement are met on a timely basis and the management plan of action of cost containment measures with focus on strategic alliances and licensing arrangements is achieved, it will have sufficient funds to support its planned operations and capital expenditures through March 31, 1999. The Company thereafter, however, believes that it will need to raise additional funds through public or private financing to support its planned operations and capital expenditures. The Company believes that it will require additional capital before it reaches profitability and positive cash flow, if at all. No assurance can be given that the Graphic Controls' milestones will be met timely, or that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its shareholders. If adequate funds are not available to satisfy short-term or long-term capital requirements, the Company may be required to reduce substantially, or eliminate, certain areas of its product development activities, limit its operations significantly, or otherwise modify its business strategy. The Company's capital requirements will depend on may factors, including but not limited, to the progress of its research and development programs, the development of regulatory submissions and approval, pilot manufacturing capability, the costs associated with protecting its patents and other proprietary rights.

     There are no other material commitments at this time.

                           Part 11 - Other Information

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

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         (a) List of Exhibits filed pursuant to Item 601 of Regulation S-B. The following exhibits are filed with this Report on Form 10-QSB.

Exhibit
Number                           Description
------                           -----------

   27*          Financial Data Schedule.

   (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1998.



*  Electronic filing only.

                                   Signatures




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.



                                  The Med-Design Corporation

Date: May 13, 1998




                                  /s/ James M. Donegan
                                      --------------------------------
                                      James M. Donegan
                                      Chief Executive Officer



                                  /s/ Lawrence D. Ellis
                                      --------------------------------
                                      Lawrence D. Ellis
                                      (Acting Chief Financial Officer)