Form 10QSB
period 1998-06-30
MED-DESIGN CORP
filed 1998-08-14
CIK 943736

================================================================================


                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
                     For the transition period from __________ to___________


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

     Common Stock - 7,951,570 shares of Common Stock, $.01 par value, outstanding as of August 13, 1998.



                           THE MED-DESIGN CORPORATION


================================================================================

                                   FORM 10-QSB



INDEX

                                                                                                 Page Number

                                      PART 1 - FINANCIAL INFORMATION

Item 1-    Financial Statements

           Consolidated Balance Sheets as of June 30, 1998 (unaudited) and as of
           December 31, 1997 ...........................................................................3

           Consolidated Statements of Operations for the three and six months ended
           June 30, 1998 and 1997 and Cumulative During Development Stage (unaudited)...................4

           Consolidated Statements of Comprehensive Loss for the three and six months ended
           June 30, 1998 and 1997 and Cumulative During Development Stage (unaudited)...................5

           Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997 and Cumulative During Development Stage (unaudited).................................6

           Notes to Consolidated Financial Statements (unaudited) ....................................7-8

Item 2-    Management's Discussion and Analysis of Plan of Operation ................................9-13


                                       PART II - OTHER INFORMATION

Item 1-    Legal Proceedings ..........................................................................14

Item 2-    Changes in Securities ......................................................................14

Item 3-    Defaults upon Senior Securities ............................................................14

Item 4-    Submission of Matters to a Vote of Security Holders ........................................14

Item 5-    Other Information ..........................................................................14

Item 6-    Exhibits and Reports on Form 8-K ...........................................................14



                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                            June 30,      December 31,
                                                                              1998             1997
                                                                          ------------    ------------
                                                                          (Unaudited)
ASSETS

Current assets:

     Cash and cash equivalents                                            $     62,202    $    114,079

     Short-term investment                                                        --           546,591

     Available-for-sale securities                                           1,633,817       5,617,284

     Prepaid expenses and other current assets                                 264,278         152,547
                                                                          ------------    ------------
          Total current assets                                               1,960,297       6,430,501

     Property, plant, and equipment, net of accumulated
          depreciation and amortization of $506,240 and $406,781
          at June 30, 1998 and December 31, 1997, respectively                 978,140       1,181,481

     Patents, net of accumulated amortization of $61,569 and $44,164
          at June 30, 1998 and December 31, 1997, respectively                 771,706         681,048

     Debt issue costs, net of accumulated amortization of $6,704               350,000            --
                                                                          ------------    ------------

                                                                          $  4,060,143    $  8,293,030
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS= EQUITY

Current liabilities:

     Short-term borrowings                                                $    879,885    $  4,630,500

     Accounts payable                                                          201,571         205,625

     Accrued expenses                                                          286,354         213,042

     Current maturities of long-term debt and capital lease obligations         10,492         199,821
                                                                          ------------    ------------

          Total current liabilities                                          1,378,302       5,248,988
                                                                          ------------    ------------
Long-term debt and capital lease obligations, less current maturities        1,036,510         154,674
                                                                          ------------    ------------
          Total liabilities                                                  2,414,812       5,403,662
                                                                          ------------    ------------
Commitments and Contingencies

Stockholders' equity:

     Preferred stock, $.01 par value, 5,000,000 shares authorized;
          no shares outstanding                                                   --              --

     Common stock, $.01 par value, 20,000,000 shares authorized;
          7,951,570 shares issued and outstanding
          at June 30, 1998 and December 31, 1997, respectively                  79,516          79,516

     Additional paid-in capital                                             22,167,898      21,764,194

     Deficit accumulated during the development stage                      (20,603,429)    (18,967,241)

     Accumulated other comprehensive income                                      1,346          12,899
                                                                          ------------    ------------
          Total stockholders' equity                                         1,645,331       2,889,368
                                                                          ------------    ------------
                                                                          $  4,060,143    $  8,293,030
                                                                          ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                      Cumulative         Three Months Ended            Six Months Ended
                                    From Inception,           June 30,                      June 30,
                                      December 13,      ---------------------------------------------------------
                                          1993
                                   to June 30, 1998        1998           1997           1998           1997
                                   ----------------     ---------    ------------    ------------    ------------
Operating expense:

     Marketing                       $    642,611    $     39,265    $     61,845    $     72,042    $    112,337

     General and administrative         9,145,896         558,034         648,195       1,080,076       1,433,354


     Research and development           4,340,496         286,934         432,128         571,586         797,820


     Purchased research and
          development
                                        5,932,770            --              --              --              --
                                     ------------       ---------    ------------    ------------    ------------
          Total operating expenses     20,061,773         884,233       1,142,168       1,723,704       2,343,511
                                     ------------       ---------    ------------    ------------    ------------

     Loss from operations             (20,061,773)       (884,233)     (1,142,168)     (1,723,704)     (2,343,511)

     Interest expense                  (1,754,339)        (60,949)        (94,056)       (124,234)       (215,319)

     Investment income                  1,212,683          47,760          85,746         211,750         227,156
                                     ------------       ---------    ------------    ------------    ------------

     Net loss                        ($20,603,429)      ($897,422)   ($ 1,150,478)   ($ 1,636,188)   ($ 2,331,674)
                                     ============       =========    ============    ============    ============

     Basic and diluted earnings
       per share                                        ($   0.11)   ($      0.14)   ($      0.21)   ($      0.30)
                                                        =========    ============    ============    ============

     Weighted average common
       shares outstanding                               7,951,570       7,936,636       7,951,570       7,797,388
                                                        =========    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)






                                 Cumulative
                               From Inception,        Three Months Ended             Six Months Ended
                                December 13,               June 30                        June 30
                                1993 to June    ----------------------------    ----------------------------
                                  30, 1998          1998            1997           1998             1997
                                ------------    ------------    ------------    ------------    ------------
Net loss                        ($20,603,429)   ($   897,422)   ($ 1,150,478)   ($ 1,636,188)   ($ 2,331,674)

Other comprehensive loss:

     Unrealized holding gains
       (losses) on securities          1,346          (1,766)         18,376         (11,553)        (10,203)
                                ------------    ------------    ------------    ------------    ------------
Comprehensive loss              ($20,602,083)   ($   899,188)   ($ 1,132,102)   ($ 1,647,741)   ($ 2,341,877)
                                ============    ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Cumulative
                                                                               From Inception,       Six Months Ended June 30,
                                                                                December 13,       --------------------------------
                                                                                    1993
                                                                              to June 30, 1998         1998               1997
                                                                                -------------      -------------      -------------

Cash flows from operating activities:
Net Loss                                                                       ($20,603,429)        ($1,636,188)        ($2,331,674)
 Adjustments to reconcile net loss to operating
     cash flows (net of acquisition):
          Depreciation and amortization                                             589,300             156,951             116,098
          Issuance of common stock for services                                     418,800                --                  --

          Purchased research and development                                      5,932,770                --                  --

          Issuance of common stock for interest                                      29,985                --                  --

          Issuance of warrants for services                                         939,000              97,000             100,000
          Repricing of stock options                                                 62,080                --                  --

          Amortization of original issued discount                                  650,000                --                  --

          Amortization of debt issue costs                                            6,704               6,704                --
          Loss on sale of available-for-sale securities                               2,962                --                  --

          Changes in operating assets and liabilities:
               Prepaid expenses and other current assets                           (261,770)           (111,731)           (182,867)

               Accounts payable                                                      93,850              (4,054)            129,583
               Accrued expenses                                                      (4,139)             73,312             (67,681)
                                                                                -----------        ------------       -------------
          Net cash used in operating activities                                 (12,143,887)         (1,418,006)         (2,236,541)
                                                                                -----------        ------------       -------------
Cash flows from investing activities
     Purchased of property and equipment                                         (1,494,732)               --               (92,264)
     Sale of property and equipment                                                  63,795              63,795
     Additions to patents                                                          (376,038)           (108,063)            (41,040)

     Payments for purchase of option to acquire
          Med-Design Incorporated                                                  (125,000)               --                  --
     Investments in available-for-sale securities                                (6,557,347)           (950,000)         (2,069,768)

     Sale of available-for-sale securities                                        4,921,914           4,921,914                --

     Notes receivable funded                                                        (92,500)               --                  --
     Purchase of short-term investment                                             (546,591)               --               (12,630)
     Sale of short-term investment                                                  546,591             546,591                --
                                                                                -----------        ------------       -------------
          Net cash (used in) provided by investing activities                    (3,659,908)          4,474,237          (2,215,702)
                                                                                -----------        ------------       -------------
Cash flows from financing activities:
     Capital lease payments                                                         (38,247)            (10,893)             (5,644)
     Proceeds from long-term borrowings                                             706,095                --                  --
     Repayment of long-term borrowings                                             (706,149)           (296,600)           (123,788)

     Proceeds from issuance of common
          stock, prior to initial public offering                                    97,250                --                  --
     Proceeds from exercise of options                                               35,000                --                  --
     Proceeds from issuance of common
          stock in connection with exercise of warrants                             798,700                --               254,800
     Proceeds from short-term borrowing                                           6,880,500             250,000             184,000
     Repayment of short-term borrowing                                           (6,000,615)         (4,000,615)         (2,000,000)
     Debt issue costs                                                               (50,000)            (50,000)
     Other                                                                             --                  --                14,136
     Proceeds of private placement, debenture bonds                               1,000,000           1,000,000                --

     Repayment of acquisition note                                               (1,000,000)               --                  --
     Proceeds of initial public offering,
          net of offering costs                                                   9,525,966                --                  --
     Proceeds of private placement, net
          of offering costs                                                       4,617,497                --             4,617,497
                                                                                -----------        ------------       -------------
          Net cash (used in) provided by
              financing activities                                               15,865,997          (3,108,108)          2,941,001
                                                                                -----------        ------------       -------------
Increase(decrease) in cash                                                           62,202             (51,877)         (1,511,242)

Cash and cash equivalents, beginning of period                                         --               114,079           1,648,639
                                                                                -----------        ------------       -------------
Cash and cash equivalents, end of period                                            $62,202              62,202            $137,397
                                                                                -----------        ------------       -------------
                                                                                -----------        ------------       -------------
Cash paid during the period:
Interest                                                                         $1,037,027            $115,342            $235,372
                                                                                -----------        ------------       -------------
                                                                                -----------        ------------       -------------
Noncash financing activities:
     Issuance of common stock for rights under option
          to acquire Med-Design, Inc.                                              $100,000                --                  --
                                                                                -----------        ------------       -------------
     Issuance of warrants in  partial payment of patents                           $300,833                --                  --
                                                                                -----------        ------------       -------------
     Issuance of common stock in connection with
          short-term borrowing                                                     $650,000                --                  --
                                                                                -----------        ------------       -------------
     Capital lease obligation incurred                                              $85,303                --                  --
                                                                                -----------        ------------       -------------
     Change in unrealized gain on available-
           for-sale securities                                                     ($11,553)           ($11,553)           ($10,203)
                                                                                -----------        ------------       -------------

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

     The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Annual Report on Form 10-KSB. Operating results for the three month period and six month period ending June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2. Weighted Average Shares of Common Stock Outstanding

     The calculations of weighted average shares of common stock excludes outstanding options, warrants and convertible debentures, since these securities have an anti-dilutive effect on per share data.

3. Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" effective January 1, 1998. The new rules establish standards for the reporting of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders= equity that, under generally accepted accounting principles, are excluded from net income. Such items consist primarily of unrealized gains and losses on marketable equity investments for the Company.

4. Debt

     The Company issued convertible debentures on June 29, 1998 and July 22, 1998 in the amount of $1,000,000 and $550,000 respectively. The debentures bear interest of 4% payable quarterly in cash or stock, mature in five years, are convertible into 1,240,000 shares of common stock and are secured by a first lien on all patents pending and issued.

     The Company obtained a loan from a private investor in the amount of $250,000 on May 29, 1998. The loan is callable at the option of the holder under certain conditions, bears interest at prime, matures in one year, and includes an agreement to issue the holder 33,000 shares of common stock.

                     MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



5. Debt Issue Costs

     Debt issue costs consist of fees and other costs incurred in obtaining debt and are being amortized on a straight line basis over the life of the debt.

6. Basic and Diluted Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:



                                                  Three months ended                 Six months ended
                                                       June 30,                          June 30,

                                                  1998             1997             1998              1997
                                               --------        ----------       ----------        ----------

Net Loss                                        (897,422)       (1,150,478)      (1,636,188)       (2,331,674)
                                               =========       ===========      ===========       ===========
Weighted average common shares
outstanding used to compute basic and
diluted net loss per common share              7,951,570         7,936,636        7,951,570         7,797,388
                                               =========       ===========      ===========       ===========
Basic and diluted net loss per share               (0.11)            (0.14)           (0.21)            (0.30)
                                               =========       ===========      ===========       ===========


Options and warrants to purchase 1,204,000 shares of common stock as of June 30, 1998 and 761,000 as of June 30, 1997, were not included in computing diluted earnings per share as the effect was antidilutive.

Convertible debentures with an option to purchase 1,240,000 shares of common stock and a promissory note issued in connection with a loan with a commitment to issue 33,000 shares of common stock as of June 30, 1998, were not included in computing diluted earning per share as the effect was dilutive.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Form 10-QSB contains forward-looking statements relating to such matters as anticipated business performance, business prospects, technological developments, product development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, The Med-Design Corporation (the "Company") notes that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections of this Form 10-QSB entitled "Management's Discussion and Analysis or Plan of Operation - Business Overview," "Management's Discussion and Analysis or Plan of Operation - Results of Operations," "Management's Discussion and Analysis or Plan of Operation - Plan of Operation," "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company files from time to time with the Securities and Exchange Commission and in public communications made by the Company.

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

     On March 14, 1995, the Company organized a wholly-owned subsidiary, MDC Investment Holdings, Inc. ("MDC Holdings"), under the laws of the State of Delaware. The Company entered into an Agreement of Merger on April 5, 1995 (the "Merger Agreement") with MDC Holdings and Med-Design Inc. (MDI), pursuant to which MDI merged with and into MDC Holdings, the surviving corporation (the "Merger"), and the Company issued and delivered 1,219,742 shares of Common Stock to the MDI shareholders in exchange for their shares of MDI Common Stock. In addition, the Company issued a non-interest bearing promissory note in the principal amount of $1,000,000 (the "Note") payable to the former MDI shareholders, which was collateralized by all of the issued and outstanding shares of the Common Stock, $ 0.01 par value per share, of MDC Holdings. In connection with the Merger, the Company issued and delivered 3,572 shares of Common Stock to a former noteholder of MDI to satisfy an obligation of MDI. The Note was fully paid from a portion of the net proceeds of the Company's initial public offering of 3,450,000 shares of its Common Stock in June 1995 ("Initial Public Offering"). The Company's acquisition of MDI was accounted for in accordance with the purchase method, under which the purchase price was allocated to the assets of MDI based on the fair market value of such assets. The excess of the purchase price over the fair market value of the net assets acquired was treated as purchased research.

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

     On February 23, 1998, the company signed an agreement with Graphic Controls Corporation for the development and licensing of its proprietary Safety Intravenous Catheter Insertion Device. The signing of this agreement and the completion of a series of mutually agreed upon milestones would result in payment to Med-Design totaling as much as $3.72 million with continuous royalties for the life of the patents. Med-Design would receive $1.82 million of the $3.72 million during the completion of milestones associated with the development phase and $1.9 million in milestone payments associated with the granting of an exclusive license for North America. The Company has not received any payments under this agreement to date.

     On May 29, 1998, the Company obtained a loan from a private investor in the amount of $250,000. The loan is due in one year with interest at prime rate payable quarterly. The loan is callable upon change of control of the Company, the signing of any significant licensing or joint venture agreement, or any refinancing of the Company in excess of $500,000. As a condition of the loan the Company also agreed to issue the lender 33,000 shares of common stock which is earned pro rata over the period of one year as long as the full amount of the loan remains outstanding.

     On June 29, 1998, the Company completed a private placement of $1,000,000 of a previously Board approved $1,500,000 offering of Convertible Debentures. Net proceeds to the Company was $950,000. The Debentures are convertible into 800,000 shares common stock, bear interest of 4% per annum, and mature in five years.

     On July 22, 1998, the Company completed a private placement of $550,000 which completed the Board approved offering with an additional $50,000. Net proceeds to the Company were $524,000. The Debentures have the same terms as previously stated and are convertible into 440,000 shares of common stock.

Results of Operations

     The Company has devoted substantially all of its research and development efforts since its formation to the development related to safety needles and the designs and development of the equipment necessary to assemble the safety needle device.

     Research and development expenses amounted to $571,586 and $797,820 for the six month period ending June 30, 1998 and 1997, respectively.

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

     As of August 13, 1998, the Company employed 17 people on a full-time basis and one person on a part-time basis. The Company does not anticipate increasing the number of employees in the areas of product development, manufacturing, sales and marketing. The Company will however reassess its personnel requirements as business activity dictates.

Liquidity and Capital Resources

     In 1995, the Company issued warrants to purchase 400,000 shares of Common Stock, of which warrants to purchase 163,000 shares have been exercised as of August 13, 1998. In 1997 and 1998, the Company issued warrants to purchase 375,000 shares and 150,000 shares, respectively, of Common Stock. As of August 13, 1998, the Company has received an aggregate of $798,700 upon the exercise of said warrants. If the remainder of the warrants were exercised, the Company would receive approximately an additional $3,024,650, net of registration and other costs to be paid by the Company as required under the terms of such warrants.

     On May 14, 1998, the Company renewed its ("Loan Agreement") with its principal lending institution for $6,750,000, including an Equipment Facility. The Company had additional availability against its line of credit and equipment financing facility of approximately $6,120,115 at June 30, 1998. The Loan Agreement provides that advances for equipment financing will not exceed $600,000 of the $6,750,000. Under the terms of the Loan Agreement, all borrowings must be fully collateralized by available-for-sale securities, cash equivalents, equipment financed, and general intangibles of the Company. The Loan Agreement expires May 30, 1999.

     On May 29, 1998, the Company obtained a loan from a private investor in the amount of $250,000. The loan is due in one year with interest at prime rate payable quarterly. The loan is callable upon change of control of the Company, the signing of any significant licensing or joint venture agreement, or any refinancing of the Company in excess of $500,000. As a condition of the loan the Company also agreed to issue the lender 33,000 shares of common stock which is earned pro rata over the period of one year as long as the full amount of the loan remains outstanding.

     On June 29, 1998, the Company completed a private placement of $1,000,000 of a previously Board approved $1,500,000 offering of Convertible Debentures. Net proceeds to the Company was $950,000. The Debentures are convertible into 800,000 shares common stock, bear interest of 4% per annum, and mature in five years.

     On July 22, 1998, the Company completed a private placement of $550,000 which completed the Board approved offering with a additional $50,000. Net proceeds to the Company was $524,000. The Debentures have the same terms as previously stated and are convertible into 440,000 shares of common stock.

     The Company believes that if the milestones associated with the Graphic Controls' agreement are met on a timely basis and the management plan of action of cost containment measures with focus on strategic alliances and licensing arrangements is achieved, it will have sufficient funds to support its planned operations and capital
                                       12
expenditures through June 30, 1999. The Company thereafter; however, believes that it will need to raise additional funds through public or private financing to support its planned operations and capital expenditures. The Company believes that it will require additional capital before it reaches profitability and positive cash flow, if at all. No assurance can be given that the Graphic Controls= milestones will be met timely, or that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its shareholders. If adequate funds are not available to satisfy short-term or long-term capital requirements, the Company may be required to reduce substantially, or eliminate, certain areas of its product development activities, limit its operations significantly, or otherwise modify its business strategy. The Company's capital requirements will depend on many factors, including but not limited, to the progress of its research and development programs, the development of regulatory submissions and approvals, pilot manufacturing capability, the costs associated with protecting its patents and other proprietary rights.

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

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

       (a) List of Exhibits filed pursuant to Item 601 of Regulation S-B. The following exhibits are filed with this Report on Form 10-QSB.




Exhibit
Number                                           Description
------                                           -----------

   27*   Financial Data Schedule.

   28    Promissory Note dated May 15, 1998 between the Company and Pasquale Vallone.

   29    Placement Agent Agreement dated April 30, 1998 between the Company and
         Pennsylvania Merchant Group.

   30    Form of Subscription Agreement dated June 12, 1998 between the Company and each of the purchasers of the $1,550,000 in convertible debentures.

       (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1998.

* Electronic filing only.

                                   Signatures




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.



                           The Med-Design Corporation

Date: August 13, 1998




                           /s/ James M. Donegan
                           --------------------
                               James M. Donegan
                               Chief Executive Officer



                           /s/ Lawrence D. Ellis
                           ---------------------
                               Lawrence D. Ellis
                               (Acting Chief Financial Officer)