Form 10QSB
period 1998-09-30
MED-DESIGN CORP
filed 1998-11-10
CIK 943736

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
                     For the transition period from __ to__


                         Commission file number 0-25852



                           THE MED-DESIGN CORPORATION

       Delaware                                             77-0404919
(State of Incorporation)                             (IRS Employer ID Number)

                      2810 Bunsen Avenue, Ventura, CA 93003

                                  (805)339-0375


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

        Common Stock - 7,951,570 shares of Common Stock, $.01 par value, outstanding as of November 6, 1998.

                           THE MED-DESIGN CORPORATION
                                   FORM 10-QSB



INDEX


                                                                                                        Page Number
                                                                                                        -----------
                         PART 1 - FINANCIAL INFORMATION
Item 1-   Financial Statements

          Consolidated Balance Sheets as of September 30, 1998 (unaudited) and as of
              December 31, 1997 ................................................................................3

          Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and 1997 and Cumulative During
              Development Stage (unaudited).....................................................................4

          Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 1998 and 1997 and Cumulative During
              Development Stage (unaudited).....................................................................5

          Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 and Cumulative During Development Stage (unaudited)......................................6

          Notes to Consolidated Financial Statements (unaudited) .............................................7-8

Item 2-   Management's Discussion and Analysis of Plan of Operation .........................................9-13


                           PART II - OTHER INFORMATION

Item 1-   Legal Proceedings ...................................................................................14

Item 2-   Changes in Securities ...............................................................................14

Item 3-   Defaults upon Senior Securities .....................................................................14

Item 4-   Submission of Matters to a Vote of Security Holders .................................................14

Item 5-   Other Information ...................................................................................14

Item 6-   Exhibits and Reports on Form 8-K ....................................................................14

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                 September 30,         December 31,
                                                                                     1998                  1997
                                                                                  -----------          -----------
                                                                                   (Unaudited)
ASSETS

Current assets:

     Cash and cash equivalents                                                        $138,437             $114,079

     Short-term investment                                                                  --              546,591

     Available-for-sale securities                                                     643,430            5,617,284

     Prepaid expenses and other current assets                                         219,556              152,547
                                                                                   -----------          -----------
          Total current assets                                                       1,001,423            6,430,501

     Property, plant, and equipment, net of accumulated
          depreciation and amortization of $565,364 and $406,781
          at September 30, 1998 and December 31, 1997, respectively                    919,016            1,181,481

     Patents, net of accumulated amortization of $71,054 and $44,164
          at September 30, 1998 and December 31, 1997, respectively                    776,810              681,048

     Debt issue costs, net of amortization of $24,627 at September 30, 1998            537,207
                                                                                   -----------          -----------
                                                                                    $3,234,456           $8,293,030
                                                                                   ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Short-term borrowings                                                            $250,000           $4,630,500

     Accounts payable                                                                   95,269              205,625

     Accrued expenses                                                                  188,838              213,042

     Current maturities of long-term debt and capital lease obligations                 10,492              199,821
                                                                                   -----------          -----------
          Total current liabilities                                                    544,599            5,248,988
                                                                                   -----------          -----------

Long-term debt and capital lease obligations, less current maturities                1,583,166              154,674
                                                                                   -----------          -----------

          Total liabilities                                                          2,127,765            5,403,662
                                                                                   -----------          -----------
Commitments and Contingencies

Stockholders' equity:

     Preferred stock, $.01 par value, 5,000,000 shares authorized;
          no shares outstanding                                                             --                   --

     Common stock, $.01 par value, 20,000,000 shares authorized;
          7,951,570 shares issued and outstanding
          at September 30, 1998 and December 31, 1997, respectively                     79,516               79,516

     Additional paid-in capital                                                     22,405,934           21,764,194

     Deficit accumulated during the development stage                              (21,379,704)         (18,967,241)

     Accumulated other comprehensive income                                                945               12,899
                                                                                   -----------          -----------

          Total stockholders' equity                                                 1,106,691            2,889,368
                                                                                   -----------          -----------

                                                                                    $3,234,456           $8,293,030
                                                                                   ===========          ===========


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

                                    THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                                           (a development stage company)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                           Cumulative
                                          From Inception,              Three Months Ended                   Nine Months Ended
                                         December 13, 1993               September 30,                        September 30,
                                          to September 30,      ------------------------------------------------------------------
                                               1998               1998                 1997               1998             1997
                                         -----------------      ---------           ----------         ----------      -----------
Operating expense:

     Marketing                              $   648,930          $  6,319           $   41,216         $   78,361      $   153,553

     General and administrative               9,624,718           478,822              555,862          1,558,898        1,989,216

     Research and development                 4,594,650           254,154              388,641            825,740        1,186,461

     Purchased research and
          development                         5,932,770                --                   --                 --               --
                                           ------------         ---------           ----------         ----------      -----------

          Total operating expenses           20,801,068           739,295              985,719          2,462,999        3,329,230
                                           ------------         ---------           ----------         ----------      -----------

     Loss from operations                   (20,801,068)         (739,295)            (985,719)        (2,462,999)      (3,329,230)

     Interest expense                        (1,826,488)          (72,149)            (107,255)          (196,383)        (322,574)

     Investment income                        1,247,852            35,169               91,301            246,919          318,457
                                           ------------         ---------           ----------         ----------      -----------
     Net loss                              ($21,379,704)        ($776,275)         ($1,001,673)       ($2,412,463)     ($3,333,347)
                                           ============         =========           ==========         ==========      ===========
     Basic and diluted earnings
         per share                                                ($0.10)              ($0.13)            ($0.30)          ($0.42)
                                                                =========           ==========          ==========     ===========
     Weighted average common
          shares outstanding                                    7,951,570            7,951,570          7,951,570        7,849,347
                                                               ==========          ===========         ==========       ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)


                                               Cumulative
                                             From Inception,             Three Months Ended                  Nine Months Ended
                                            December 13, 1993            September 30, 1998                 September 30, 1998
                                             to September 30,       ----------------------------       ----------------------------
                                                   1998                1998              1997            1998               1997
                                             ----------------       ---------        -----------      ------------     ------------
Net loss                                        ($21,379,704)       ($776,275)       ($1,001,673)     ($2,412,463)     ($3,333,347)

Other comprehensive loss:

     Unrealized holding gains (losses)
         on securities                                   945             (401)            (2,046)         (11,954)         (12,249)
                                                ------------        ---------        -----------     ------------     ------------
Comprehensive loss                              ($21,378,759)       ($776,676)       ($1,003,719)     ($2,424,417)     ($3,345,596)
                                                ============        =========        ===========      ===========      ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        Cumulative
                                                                      From Inception,             Nine Months Ended September 30,
                                                                     December 13, 1993         ------------------------------------
                                                                   to September 30, 1998            1998                  1997
                                                                   ----------------------      ------------           -------------
Cash flows from operating activities:
Net Loss                                                               ($21,379,704)            ($2,412,463)           ($3,333,347)
Adjustments to reconcile net loss to operating
     cash flows (net of acquisition):
          Depreciation and amortization                                     657,910                 225,561                174,497
          Issuance of common stock for services                             418,800                      --                     --
          Purchased research and development                              5,932,770                      --                     --
          Issuance of common stock for interest                              29,985                      --                     --
          Issuance of warrants for services                                 987,501                 145,501                100,000
          Repricing of stock options                                         62,080                      --                     --
          Amortization of original issued discount                          650,000                      --                     --
          Amortization of debt issue costs                                   70,049                  35,032                     --
          Loss on sale of available-for-sale securities                     (32,055)                     --                     --
          Changes in operating assets and liabilities:
               Prepaid expenses and other current assets                   (217,048)                (67,009)              (156,522)
               Accounts payable                                             (12,452)               (110,356)               (64,674)
               Accrued expenses                                           (101,655)                 (24,204)                68,997
                                                                        -----------              ----------             ----------
          Net cash used in operating activities                         (12,933,819)             (2,207,938)            (3,211,049)
                                                                        -----------              ----------             ----------

Cash flows from investing activities:
     Purchase of property and equipment                                  (1,494,732)                     --               (110,604)
     Sale of property and equipment                                          63,795                  63,795
     Additions to patents                                                  (390,628)               (122,653)              (149,304)
     Payments for purchase of option to acquire
          Med-Design Incorporated                                          (125,000)                    --                     --
     Investments in available-for-sale securities                        (7,081,934)             (1,474,587)              (836,806)
     Sale of available-for-sale securities                                6,436,487               6,436,487                     --
     Notes receivable funded                                               (92,500)                      --                     --
     Purchase of short-term investment                                     (546,591)                     --                (11,343)
     Sale of short-term investment                                          546,591                 546,591                     --
                                                                        -----------              ----------              ---------
          Net cash (used in) provided by investing activities            (2,684,512)              5,449,633             (1,108,057)
                                                                        -----------              ----------              ---------
Cash flows from financing activities:
     Capital lease payments                                                 (41,645)                (14,291)                (8,582)
     Proceeds from long-term borrowings                                     706,095                     --                  14,410
     Repayment of long-term borrowings                                     (706,095)               (296,546)              (182,647)
     Proceeds from issuance of common stock, prior to
          initial public offering                                            97,250                      --                     --
     Proceeds from exercise of options                                       35,000                      --                     --
     Proceeds from issuance of common stock in connection
          with exercise of warrants                                         798,700                      --                254,800
     Proceeds from short-term borrowing                                   6,880,500                 250,000                184,000
     Repayment of short-term borrowing                                   (6,630,500)             (4,630,500)            (2,000,000)
     Other                                                                       --                      --                 14,136
     Proceeds of private placement, debenture bonds                       1,550,000               1,550,000                     --
     Debt issue costs                                                      (76,000)                 (76,000)                    --
     Repayment of acquisition note                                      (1,000,000)                      --                     --
     Proceeds of initial public offering, net of offering costs           9,525,966                      --                     --
     Proceeds of private placement, net of offering costs                 4,617,497                      --              4,617,497
                                                                        -----------              ----------              ---------
          Net cash (used in) provided by financing activities            15,756,768              (3,217,337)             2,893,614
                                                                        -----------              ----------              ---------
Increase (decrease) in cash                                                 138,437                  24,358             (1,425,492)
Cash and cash equivalents, beginning of period                                   --                 114,079              1,648,639
                                                                         ----------              ----------              ---------
Cash and cash equivalents, end of period                                 $  138,437              $  138,437              $ 223,147
                                                                         ==========              ==========              =========
Cash paid during the period:
Interest                                                                 $1,237,204              $  184,125              $ 335,486
                                                                         ==========              ==========              =========
 Noncash financing activities:

     Issuance of common stock for rights under option
          to acquire Med-Design, Inc.                                    $  100,000                      --                     --
                                                                         ----------              ----------              ---------
     Issuance of warrants in  partial payment of patents                 $  300,833                      --                     --
                                                                         ----------              ----------              ---------
     Issuance of common stock in connection with
          short-term borrowing                                           $  650,000                      --                     --
                                                                         ----------              ----------              ---------
     Debt Issue Costs                                                    $  565,200              $  565,200                     --
                                                                         ----------              ----------              ---------
     Capital lease obligation incurred                                   $   85,303                     --                     --
                                                                         ----------              ----------              ---------
     Change in unrealized gain on available-for-sale securities          $      945              $  (11,954)             $ (12,249)
                                                                         ----------              ----------              ---------


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

         The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB and Item 3-10B of Regulation SB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Annual Report on Form 10-KSB. Operating results for the three month period and nine month period ending September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

4.  Debt

         The Company issued convertible debentures on June 29, 1998 and July 22, 1998 in the amount of $1,000,000 and $550,000 respectively. The debentures bear interest at 4% payable quarterly in cash or stock, mature in five years, are convertible into 1,240,000 shares of common stock and are collateralized by a first lien on all patents pending and issued.

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

6. Basic and Diluted Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                           Three months ended                         Nine months ended
                                                              September 30,                            September 30,
                                                    -------------------------------          ----------------------------------

                                                       1998                 1997                  1998                 1997
                                                    ----------           -----------          ------------          -----------
Net Loss                                            ($776,275)           ($1,001,673)          ($2,412,463)         ($3,333,347)
                                                    =========            ===========           ===========          ===========
Weighted average common shares
outstanding used to compute basic and
diluted net loss per common share                   7,951,570              7,951,570             7,951,570            7,849,347
                                                    =========            ===========           ===========          ===========

Basic and diluted net loss per share                   ($0.10)                ($0.13)               ($0.30)              ($0.42)
                                                    =========            ===========           ===========          ===========


Options and warrants to purchase 1,364,000 shares of common stock as of September 30, 1998 and 761,000 as of September 30, 1997, were not included in computing diluted earnings per share as the effect was antidilutive.

Convertible debentures with an option to purchase 1,240,000 shares of common stock and a promissory note issued in connection with a loan with a commitment to issue 33,000 shares of common stock as of September 30, 1998, were not included in computing diluted earning per share as the effect was antidilutive.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Form 10-QSB contains forward-looking statements relating to such matters as anticipated business performance, business prospects, technological developments, product development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, The Med-Design Corporation (the "Company") notes that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections of this Form 10-QSB entitled "Management's Discussion and Analysis or Plan of Operation - Business Overview," "Management's Discussion and Analysis or Plan of Operation - Results of Operations," "Management's Discussion and Analysis or Plan of Operation - Plan of Operation," "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources," "Management's Discussion and Analysis or Plan of Operation - Year 2000 Issues." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company files from time to time with the Securities and Exchange Commission and in public communications made by the Company.

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

         On February 23, 1998, the company signed an agreement with Graphic Controls Corporation for the development and licensing of its proprietary Safety Intravenous Catheter Insertion Device. The signing of this agreement and the completion of a series of mutually agreed upon milestones would result in payment to Med- Design totaling as much as $3.72 million with continuous royalties for the life of the patents. Med-Design would receive $1.82 million of the $3.72 million during the completion of milestones associated with the development phase and $1.9 million in milestone payments associated with the granting of an exclusive license for North America. The Company has not received any payments under this agreement to date.

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

         From June 29, 1998 to July 22, 1998 the Company completed a $1,550,000 private placement of convertible debentures secured by the Company's intellectual properties. The net proceeds to the Company was $1,474,000.

Year 2000 Issues

         Many current installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. There are some companies' software and computer systems that may need to be upgraded or replaced in order to correctly process dates beginning in 2000 and to comply with the "Year 2000" requirements. The Company has reviewed its internal programs and has determined that there are no significant Year 2000 issues within the Company's systems or services. The Company, however utilizes third party equipment and software that may not be Year 2000 compliant although the Company believes that the third-party systems that are material to its business are Year 2000 compliant based on representation made by these suppliers. Failure of such third-party equipment or software to process properly dates for the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operation and financial condition.

Results of Operations

         The Company has devoted substantially all of its research and development efforts since its formation to the development related to safety needles and the designs and development of the equipment necessary to assemble the safety needle device.

         Research and development expenses amounted to $825,740 and $1,186,461 for the nine month period ending September 30, 1998 and 1997, respectively.

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

           The Company anticipates earning revenues in 1998 from either its licensing and development agreement with Graphic Controls Corporation in accordance with meeting agreed upon milestones, or an agreement with other strategic partners to license other products.

         As of November 6, 1998, the Company employed 17 people on a full-time basis and one person on a part-time basis. The Company does not anticipate increasing the number of employees in the areas of product development, manufacturing, sales and marketing. The Company will however reassess its personnel requirements as business activity dictates.

Liquidity and Capital Resources

          On May 14, 1998, the Company renewed its ("Loan Agreement") with its principal lending institution for $6,750,000, including an Equipment Facility. In August 1998 the lending institution changed its policy and initiated a fee for the unused amount of a loan facility. The Company appropriately reduced its facility significantly to $3,000,000. The Company had no obligations under its line of credit and equipment financing facility at September 30, 1998. The Loan Agreement provides that advances for equipment financing will not exceed $600,000 of the $3,000,000. Under the terms of the Loan Agreement, all borrowings must be fully collateralized by available-for-sale securities, cash equivalents, equipment financed, and general intangibles of the Company. The Loan Agreement expires May 30, 1999.

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

         From June 29, 1998 to July 22, 1998 the Company completed a $1,550,000 private placement of convertible debentures secured by the Company's intellectual properties. The net proceeds to the Company was $1,474,000.

         Absent either satisfaction of the Graphic Control milestones, a new strategic alliance, or completion of a new funding initiative, the Company will not have sufficient funds to support its planned operations and capital expenditures. No assurance can be given that a new strategic alliance will be successfully concluded, or the Graphic Controls milestones will be met on a timely basis, or that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its shareholders.

         In the event none of the foregoing events are achieved by the first quarter of fiscal year 1999, the Company will be required to reduce substantially, or eliminate, certain areas of its product development activities, limit its operations significantly, or otherwise modify it business strategy. The Company's capital requirements will depend on many factors, including but not limited, to the progress of its research and development programs, the development of regulatory submissions and approvals, pilot manufacturing capability, the costs associated with protecting its patents and other proprietary rights.

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

         None

Item 5 - Other Information

          None.

Item 6 - Exhibits and Reports on Form 8-K

       (a) List of Exhibits filed pursuant to Item 601 of Regulation S-B. The following exhibits are filed with this Report on Form 10-QSB.

 Exhibit
 Number                                       Description
 -------                                      -----------
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

   (b)     No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

------------
* Electronic filing only.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.



                                        The Med-Design Corporation

Date: November 6, 1998




                                        /s/ James M. Donegan
                                        ------------------------------
                                        James M. Donegan
                                        Chief Executive Officer



                                        /s/ Lawrence D. Ellis
                                        -------------------------------
                                        Lawrence D. Ellis
                                        Chief Financial Officer