Form 10KSB
period 1998-12-31
MED-DESIGN CORP
filed 1999-03-31
CIK 943736

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

                                    OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ to ____

                         Commission file number 0-25852

                           THE MED-DESIGN CORPORATION
                 (Name of small business issuer in its charter)

            Delaware                                        23-2771475
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

    2810 Bunsen Avenue, Ventura, CA.                           93003
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number: (805) 339-0375

Securities registered under Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered

             None

Securities registered pursuant to Section 12(g) of the Act:

  Common Stock, Par Value $0.01 Per Share
            (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer's revenues for the fiscal year ended December 31, 1998 was $4,500,000

The aggregate market value of voting stock held by non-affiliates of the registrant (computed by reference to the last reported sale price of such stock on March 15, 1999) was $27,085,035. The number of common shares outstanding as of March 15, 1999 was 7,951,570.

Documents incorporated by reference:

Certain portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (which is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year)
are incorporated by reference into Part III of this Form 10-KSB.

                           FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report contains forward-looking statements relating to such matters as anticipated business performance, business prospects, technological developments, product development, new products, research and development activities and similar matters. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect, and "intend" and other similar expressions are intended to identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, The Med-Design Corporation ("Med-Design") notes that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections of this Annual Report entitled "Business - Products Under Development," "Business - Research and Development," "Business - Competition," "Business Marketing and Sales," " Business - Manufacturing," "Business - Patents and Proprietary Rights," " Business - Government Regulation," "Management's Discussion and Analysis or Plan of Operation - Results of Operation," "Management's Discussion and Analysis or Plan of Operation - Plan of Operation," "Management's Discussion and Analysis or Plan of Operation - Year 2000 Issues," "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Med-Design undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that Med-Design files from time to time with the Securities and Exchange Commission and in public communications made by Med-Design.

                                     PART I

ITEM 1. BUSINESS

General Developments of Med-Design

     Med-Design was incorporated in Delaware on November 14, 1994. On February 28, 1995, The Med-Design Corporation, a Pennsylvania corporation, incorporated on December 13, 1993, was merged with and into Med-Design.

     Med-Design was formed to acquire Med-Design, Inc., a California corporation ("MDI") incorporated on October 26, 1990, which owned patent and proprietary rights to certain safety medical devices, including the Safety Syringe, the Safety Blood Collection Needle and the Safety Catheter (as hereinafter defined).

     On March 14, 1995, Med-Design organized a wholly-owned subsidiary, MDC Investment Holdings, Inc. ("MDC Holdings"), under the laws of the State of Delaware. Med-Design entered into an Agreement of Merger on April 5, 1995 with MDC Holdings and MDI, pursuant to which MDI merged with and into MDC Holdings, the surviving corporation, and Med-Design issued and delivered 1,219,742 shares of Common Stock to the MDI shareholders in exchange for their shares of MDI common stock. In addition, Med-Design issued a non-interest bearing promissory note in the principal amount of $1,000,000 payable to the former MDI shareholders, which was collateralized by all of the issued and outstanding shares of the common stock, $0.01 par value per share, of MDC Holdings. In connection with the merger, Med-Design issued and delivered 3,572 shares of Common Stock to a former noteholder of MDI to satisfy an obligation of MDI. Med-Design paid the promissory note in full from the net proceeds of Med-Design's initial public offering (as defined below).

     As a result of MDI's merger with MDC Holdings, MDC Holdings became the sole owner of all of the worldwide intellectual property rights of MDI including patents, patent applications, trademarks and trademark applications relating to the Safety Syringe, Safety Blood Collection Needle and Safety Catheter.


         Immediately following the consummation of the merger, MDC Holdings transferred all of the assets it acquired in the Merger, other than its patents and other intellectual property, and all of its liabilities to MDC Research Ltd., a California corporation and wholly-owned subsidiary of MDC Holdings.

     In June 1995, Med-Design completed an initial public offering of 3,450,000 shares of Common Stock, par value $0.01 per share. The net proceeds to Med-Design from the initial public offering were approximately $9,526,000.

     On January 23, 1997, Med-Design completed a private placement of 1,000,000 shares of Common Stock at a price of $5.00 per share pursuant to an offering to certain "accredited investors" (pursuant to Regulation D of the Securities Act of 1933, as amended). Med-Design received proceeds of approximately $4,617,000, net of expenses incurred in connection with the private placement.

     On July 22, 1998 Med-Design completed a $1,550,000 private placement of convertible debentures collateralized by Med-Design's intellectual properties. The net proceeds to Med-Design was $1,474,000.

     On December 11, 1998, The Med-Design Corporation signed a multi-product licensing agreement, an option licensing agreement and an equity agreement with Becton, Dickinson and Company, ("Becton Dickinson"), a New Jersey based global medical technology company. Med-Design granted Becton Dickinson the exclusive worldwide rights to manufacture and sell Med-Design's Safety Blood Collection Needle, Safety Winged Set Blood Collection Needle, Safety I.V. Catheter, Safety Wing Needle Set/Catheter and Safety PICC Introducer Catheter Insertion Device and a one year option, with terms and conditions to be negotiated, to license the Safety Hypodermic Syringe for a period of one year (fixed or stake needle type), the Safety Hypodermic Syringe (luer type), the Safety Arterial Blood Gas Syringe (add-on type), the Safety Pre-Filled Glass Syringe (luer type), and the Safety Pre-Filled Glass Syringe (fixed or stake needle type). Under the terms of the agreements, Med-Design received an initial, non-refundable payment of $4.5 million, an equity investment of $1.5 million and continuing royalty payments for the life of the patents payable on Becton Dickinson's net sales of licensed products. Becton Dickinson invested $1.5 million in Med-Design through the purchase of 300,000 shares of Series A Convertible Preferred Stock, convertible into Med-Design's common shares at $5.00 per share. Becton Dickinson is entitled to designate one member on Med-Design's Board of Directors. Med-Design previously signed a development and licensing agreement for its proprietary Safety I.V. Cathheter with Graphic Controls Corporation, which was canceled by mutual agreement with no obligation to either party.

Description of the Business of Med-Design

     Med-Design designs and develops safety medical devices intended to reduce the incidence of accidental needlesticks. Med-Design has three core products: the Retractable Needle Hypodermic Syringe (the "Safety Syringe"), the Retractable Blood Collection Needle (the "Safety Blood Collection Needle") and the Retractable Needle Intravenous Catheter Insertion Device (the "Safety Catheter"). These products are similar in appearance and size to the standard non safety devices in use. Med-Design believes that its safety medical devices can assist employers in meeting standards promulgated by Occupational Safety and Health Administration ("OSHA") to help eliminate or minimize occupational exposure to bloodborne pathogen. Each of these products incorporate Med-Design's novel proprietary retraction technology that enables a health care professional, with no substantial change in operating technique and using one hand, to permanently retract the needle into the body of the device which can then be safely discarded. Med-Design has several U.S. and foreign patents and many patent applications pending.

     Med-Design has designed several additional products which are in various stages of development which also incorporate Med-Design's proprietary retraction technology and are designed to reduce the incidence of accidental needlesticks. As part of the Company's strategy of maximizing its investments in device design and development, Med-Design has developed various sizes and designs of these products to accommodate the specific requirements of both current and potential strategic partners for a wide range of medical and dental applications. These additional product developments include the Safety PICC Introducer Catheter Insertion Device, Safety Guidewire Introducer, Safety Winged Set Blood Collection Needle, Safety Arterial Blood Gas Syringe, Safety Pre-Filled Vial Injector, Safety Pre-Filled Glass Syringe, Safety Wing Needle Set/Catheter, Safety Blood Donor Needle, Safety Y-Port Infusion Needle, and Safety Winged Fistula Needle, and a number of additional products in early stages of development.

     In December 1998, Med-Design entered into licensing agreements with Becton Dickinson that included several of the Company's products. With these agreements, Becton Dickinson will become the worldwide exclusive manufacturer and seller of five of Med-Design's safety needle products. These include the Safety Blood Collection Needle, Safety IV Catheter, Safety PICC Introducer Catheter, Safety Winged Set Blood Collection Needle and Safety Wing Needle Set/Catheter. Certain versions of the Safety Syringe are also the subject of an option agreement with Becton Dickinson, giving Becton Dickinson the right to negotiate for the licensing of these additional products. These optioned products include the Safety Hypodermic Syringe, Safety Pre-Filled Glass Syringe, and Safety Arterial Blood Gas Syringe.

     Med-Design's headquarters are located at 2810 Bunsen Ave., Ventura, California 93003. Med-Design's telephone number is (805) 339-0375.

Industry

     Accidental Needlesticks

     Needles for hypodermic syringes, blood collection and intravenous catheters are used for introducing drugs and other fluids into the body and drawing out blood and other bodily fluids. Among the applications for needles are the injection of drugs (hypodermic syringes), the drawing of blood (blood collection needles) and the infusion of drugs and nutrients (catheters). There is an increasing awareness of the potential danger of infections and illness that can result from accidental needlesticks as well as the need for safer needle devices which reduce the number of accidental needlesticks that occur each year. Needles can be broadly categorized as standard needles and safety needles. Safety needles are designed to perform the same functions as standard needles, but also to reduce the risk of accidental needlesticks and the potential danger of infections and illnesses resulting therefrom.

     Infections contracted as a result of accidental needlesticks are a major concern to healthcare institutions, healthcare workers, sanitation and environmental services workers and the regulatory agencies charged with the task of making their working environment safe. Accidental needlesticks may result in the spread of infectious diseases such as Hepatitis B, HIV, which may lead to AIDS, diphtheria, gonorrhea, typhus, herpes, malaria, rocky mountain spotted fever, syphilis and tuberculosis. According to the International Health Care Worker Safety Center, an estimated 1 million occupational needlesticks occur nationwide each year. This estimate is based on data from 70 hospitals around the nation. Higher rates have been reported by the Center for Disease Control and medical journals.

     Estimates of the number of medical workers annually infected by the Hepatitis B virus from needle sticks, which range from a high of 12,000 in the 1980s to the current figure of 1,000, have been reported by the Center for Disease Control, the Occupational Safety and Health Administration and medical researchers. Death estimates of 200 to 300 a year are also reported from the CDC and OSHA. The number of workers contracting HIV from needle sticks - 50 to 60 a year - is an estimate by the International Health Care Worker Safety Center. The Hepatitis C needle sticks cases have been poorly tracked, but most experts estimate the numbers to be in the thousands each year.

     The possibility of healthcare workers becoming infected from contaminated needles has caused, and continues to cause concern in the healthcare field and among the agencies regulating the area. OSHA has adopted regulations requiring employers to institute universal precautions to prevent contact with blood and other potentially infectious material. OSHA's regulations also require employers to establish engineering controls (e.g., sharps disposal containers and self-sheathing needles) and safe work practices to ensure compliance with these universal precautions. OSHA does not mandate specific technologies; rather, employers are permitted to choose the most appropriate and effective safety control devices to meet their specific institutional needs. OSHA guidelines, do not require employers to institute the most sophisticated engineering controls, but they must evaluate the effectiveness of existing controls and evaluate the feasibility of instituting more advanced engineering controls. OSHA specifically prohibits the recapping, bending or removal of needles, unless there is no feasible alternative or if these processes are required for a specific medical procedure. If recapping, bending or removal is necessary, workers must use either a mechanical device or a one-handed technique.

     In April 1992, the United States Food and Drug Administration ("FDA") issued a safety alert to hospitals warning of the risks of needlestick injuries from the use of hypodermic needles with intravenous equipment.

Among other things, the safety alert stated that although the FDA could not recommend specific products, it urged the use of needleless systems or recessed needle system devices with a fixed safety feature. According to the alert, (1) a fixed safety feature should provide a barrier between the hands and needle after use; (2) the safety feature should allow or require the worker's hand to remain behind the needle at all times; (3) the safety feature should be an integral part of the device, and not an accessory; (4) the safety feature should be in effect before disassembly and remain in effect after disposal to protect the users and trash haulers and for environmental safety; and (5) the safety feature should be as simple as possible, and require little or no training to use effectively. Unlike some safety needle products currently on the market, Med-Design's safety needle products meet all 5 of the FDA requirements.

     In addition, the U.S. government's Centers for Disease Control and the National Institute of Health have published guidelines that specify that needles should not be re-sheathed, bent, broken, removed from disposable syringes or otherwise manipulated by hand because of the potential for needle stick injury, with the associated risk of blood-related infection.

     Recent Legislation

     In September 1998, the State of California passed legislation that requires the Division of Occupational Safety and Health ("Cal/OSHA") to revise the Bloodborne Pathogens standard by July 1, 1999. The revised standard will require California healthcare providers to use needles with engineered sharps injury protection and needleless systems to reduce the risk of sharps injury and resultant transmission of bloodborne diseases.

     Since the passing of the California legislation, 10 additional states have introduced and are considering safety legislation. These additional states include Iowa, Illinois, Indiana, Maryland, Minnesota, Montana, New Jersey, Texas, and Washington. Additionally the District of Columbia, Connecticut, Florida, Georgia, Maine, Michigan, New York, Oregon, Pennsylvania, and Wisconsin are in the process of drafting safety needle legislation.

     Recently the Service Employees International Union launched an effort in 18 state legislatures and the District of Columbia to enact laws to require that hospitals use needles designed to shield workers from sticks during use and disposal. This effort has now been joined by the California Healthcare Association and is encouraged by the American Hospital Association.

     As a result of the above mentioned regulations and guidelines, healthcare institutions utilize or will be utilizing equipment, including safety needles, and work practices that offer greater protection for healthcare workers than previously provided. Med-Design believes that, as a result of the above, the use of safety needle products is likely to increase significantly.

     Market for Needles and Safety Needles

     Safety Needle Syringes. Several versions of the Safety Syringe are subject to Becton Dickinson's option to license. During this one year option period, Med-Design will be working with Becton Dickinson with the intention of negotiating a licensing agreement for such versions of the Safety Syringe. Med-Design's marketing strategy for those versions of the Safety Syringe not currently subject to the option agreement will be directed at markets in the United States, Western Europe, Japan, and elsewhere. The August 1998 Theta Report #850 on disposable medical supplies estimates that there were 6.6 billion syringes sold in the U.S. in 1997. Theta forecasts a growth rate for the U.S. market of between 6.80% and 7.27% annually for the 4 years following 1997, with total syringe unit sales reaching 8.7 billion in 2001. The report indicates that there was a 6% conversion to safety in the U.S. in 1997. The report further forecasts that safety will represent 10% of the market in 1998; 30% in 1999; 50% in 2000 and 75% in year 2001. The report indicates that the standard/safety prices were $0.11/$0.30, in 1997. Theta forecasts that this price differential will be $0.10/$0.22 in 1998; $0.10/$0.18 in 1999 $0.10/$0.16 in 2000 and
$0.09/$0.15 in 2001. This would imply that in 2001, while having a 75% market share, safety syringes would command more than a 66% selling price premium over non-safety syringes. Theta further reports that Becton Dickinson is currently the dominant market leader with a 71% share of the U.S. syringe market in 1997.

     Safety Blood Collection Needle. Med-Design's Safety Blood Collection Devices were licensed to Becton Dickinson in December of 1998. Med-Design believes that Becton Dickinson dominates the blood collection market with 73% of the U.S. market per Theta's August 1998 report. Theta predicts a 15% yearly U.S. growth rate in safety blood collection devices. It is Med-Design's belief that unit sales for blood collection devices are in excess of one billion devices per year in the U.S. and it is our belief that the worldwide unit sales number is in excess of two billion devices. Theta concludes that "Growth in the blood collection market will be fueled by increased sales of safety product systems, in response to needle stick issues".

     Safety IV and PICC Introducer. The Theta Corporation, in its latest report on the Catheter market (report No. 722), indicated that sales for IV catheters in 1997 was 233 million units in the U.S. amounting to $232 million and 420 million units internationally or $378.3 million. Of total international sales Theta estimates 189 million units (45%) or $170 million was from the European Economic Community, 147 million units (35%) or $132 million from Japan and 84 million units (20%) or $76 million from the rest of the world. Theta indicated that in 1997 safety catheters represented 21.5% of the total IV catheter market in U.S. and 14% internationally. In its analysis of competition in this market, Theta reports that Becton Dickinson is the market leader with a 45% market share. In its forecast for the five year period following 1997, Theta is estimating total worldwide unit sales growth for IV Catheters to reach 699.5 million in 1998, 754.1 million in 1999, 825.2 million in 2000, 907.6 million in 2001 and 992.8 million in 2002.

     Med-Design believes that its totally passive safety IV Catheter Insertion device, recently licensed by Becton Dickinson, significantly addresses the safety and functional needs of the user.

     Theta reports that in 1997 sales for peripherally inserted central catheters (PICC), another product market which Med-Design believes would benefit from safety, was 974,000 units or $36.7 million in the U.S. and 225,000 or $8.2 million internationally. Med-Design believes this market lacks safety devices and that its safety PICC Introducer, recently licensed by Becton Dickinson, can address such deficiency.

     Theta forecasts growth in the worldwide sales of peripherally inserted central catheters (PICC) to grow between 13% and 20% over the next five years for unit sales of 1.3 million units/$47.9 million in 1998, 1.5 million units/$55.7 million in 1999, 1.8 million units/$63.9 million in 2000, 2.0 million units/$72.3 million in 2001 and 2.3 million units/$80.1 million in 2002.

Products Under Development

     Med-Design continues to modify and improve its product design where necessary in order to optimize ergonomic performance, improve manufacturability and reduce manufacturing costs. Med-Design has developed prototypes for such products, and continues to develop additional generations of prototypes to represent any additional modification to their design. These products are in various stages of development ranging from early concept to those products that have been licensed and are in the technology transfer stage.

     Safety Syringe. The Safety Syringe is similar in appearance, size and performance to a standard non-safety disposable syringe and requires similar operation technique. The operation of the Safety Syringe and standard disposable syringe are the same to the point where the plunger has reached its full travel, and the medication has been delivered. At this point, when operating the Med-Design Safety Syringe, the needle automatically and fully retracts into the body of the syringe as the user simply applies slight additional pressure to move the plunger slightly beyond the normal stop. The needle is sealed in place, having been made harmless and inoperable. The syringe and needle cannot thereafter be used again. The Safety Syringe may then be safely disposed of, posing no additional health risk. The Safety Syringe is easy to use and provides visual and audible confirmation that the needle has been safely retracted after injection. The Safety Syringe can be manufactured with needles of various gauges and sizes, and barrels with various sizes.


     Safety Blood Collection Needle. Blood Collection Needles are used to obtain a sufficient volume of blood for a variety of diagnostic procedures. Med-Design's Safety Blood Collection Needle works with substantially all standard blood collection needle accessories, and is similar in appearance, size, and performance to a standard non-safety disposable device, except that it can be rendered safe by activating the proprietary needle retraction mechanism. The operation of the Safety Blood Collection Needle is conventional up to the point where sufficient fluids have been extracted. Then, by depressing a conveniently located button on the barrel, the needle automatically and fully retracts into the device, where it is then held in place and is rendered harmless and inoperable. The Safety Blood Collection Needle cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete. The Safety Blood Collection Needle may then be safely disposed of, posing no additional health risk. The Safety Blood Collection Needle is easy to use and provides visual and audible confirmation that the needle has been safely retracted after use.

     Safety Catheter. An intravenous catheter includes a flexible tube that is used to inject or continuously deliver fluids into a patient. Intravenous catheters are inserted into a patient by catheter insertion devices using a needle within the flexible catheter tube. The Med-Design Safety Catheter is similar in appearance, size and performance, to a standard non-safety disposable device, except that it can be rendered safe by activating the proprietary needle retraction mechanism. The operation of the Safety Catheter is conventional until after the insertion needle is partially removed from the flexible catheter. Then, upon further removal from the catheter, the needle automatically and fully retracts into the body of the Insertion Device. This actuation method is totally passive and insures that the safety feature (needle retraction) is deployed. The needle is held in place and is rendered harmless and inoperable. The Safety Catheter and needle cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete. The Safety Catheter may then be safely disposed of, posing no additional health risk. The Safety Catheter is easy to use and provides visual and tactile confirmation that the needle has been safely retracted after use.

     In addition, Med-Design has focused on a number of new products for development. Ten of these products have been designated for priority development, including the Safety PICC Introducer Catheter Insertion Device, the Safety Guidewire Introducer, the Safety Winged Set Blood Collection Needle, the Safety Arterial Blood Gas Syringe Needle, the Safety Pre-Filled Vial Injector, the Safety Pre-Filled Glass Syringe, the Safety Wing Needle Set/Catheter, the Safety Blood Donor Needle, the Safety Y-Port Infusion Needle, and the Safety Winged Fistula Needle (collectively, the "New Products"). These products are in various stages of development, and prototyping.

     Safety PICC Introducer Catheter Insertion Device. The Safety PICC ("Peripherally Inserted Central Catheter") Introducer Catheter Insertion Device is used to place an axially splitable flexible introducer catheter. The introducer is used to place a PICC for long term venous access to deliver fluids into a patient. The splitable introducer catheter is inserted into patients by using an insertion device with a needle within the splitable flexible catheter. Once placed, a PICC is inserted within the splitable catheter and into the patient's vein. The splitable catheter is withdrawn from the patient and peeled apart for removal from the PICC. The Safety PICC Introducer Catheter Insertion Device is similar in appearance, size and performance to a standard disposable device, except that it can be rendered safe by activating the proprietary needle retraction mechanism. The operation of the device is conventional until after the insertion needle is partially removed from the splitable flexible catheter. Then, with activation of the proprietary retraction, the needle automatically and fully retracts into the body of the device, where the needle is held in place and is rendered harmless and inoperable. The Safety PICC Introducer Catheter Insertion Device cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete. The device may then be safely disposed of, posing no additional health risk. The Safety PICC Introducer Catheter Insertion Device is easy to use and provides visual and audible confirmation that the needle has been safely retracted after use.

     Safety Guidewire Introducer. The Safety Guidewire Introducer includes a thin stainless steel guidewire attached in a slidable fashion to the back end of the barrel. The guidewire slides through the needle of the Introducer which is used to place the guidewire in the patient's vein. Once the guidewire is placed, a mid-line or other long term type of indwelling catheter is slid over the wire, and the guidewire is removed. The Safety Guidewire Introducer needle is withdrawn from the patient's vein once the guidewire is advanced to the desired position. When the Safety Guidewire Introducer is pulled rearward completely off the guidewire, the introducer needle is safely and easily retracted within the device. The operation of the device is conventional until after the insertion needle is removed from the guidewire. Then, by the simple action of removing the guidewire from the needle, the needle automatically and fully retracts into the body of the device, where the needle is held in place and is rendered harmless and inoperable. The Safety Guidewire Introducer cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete. The device may then be safely disposed of, posing no additional health risk. The Safety Guidewire Introducer is easy to use and provides visual and audible confirmation that the needle has been safely retracted after use.

     Safety Winged Set Blood Collection Needle. The Safety Winged Set Blood Collection Needle is used to obtain a sufficient volume of blood for a variety of diagnostic procedures. Med-Design's Safety Winged Set Blood Collection Needle is similar in appearance, size and performance to a standard non-safety winged set, except that it can be rendered safe by activating the proprietary needle retraction mechanism. The device works with substantially all standard blood collection needle accessories. The operation of the Safety Winged Set Blood Collection Needle is conventional up to the point where sufficient fluids have been extracted. Then, by depressing a conveniently located button on the side of the barrel, the needle automatically and fully retracts into the device, where the needle is held in place and is rendered harmless and inoperable. The Safety Winged Set Blood Collection Needle cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete. The Safety Winged Set Blood Collection Needle may then be safely disposed of, posing no additional health risk. The Safety Winged Set Blood Collection Needle is easy to use and provides visual and audible confirmation that the needle has been safely retracted after use.

     Safety Arterial Blood Gas Syringe Needle. The Safety Arterial Blood Gas Syringe Needle is used to obtain a small (0.5 - 3.0 ml) sample of arterial blood, as opposed to venous blood. This type of blood sampling requires a unique procedure that insures accurate blood analyzing. The Safety Arterial Blood Gas Syringe Needle is designed to be attached to any standard non-safety blood gas syringe as you would attach a non safety needle. The Safety Arterial Blood Gas Syringe Needle is used in the same way as a standard non-safety device needle, except that it can be rendered safe by activating the proprietary needle retraction mechanism. Essentially, the syringe plunger is preset to the desired fill level by pulling the plunger rearward. Then arterial access is made and the syringe fills due to blood pressure, allowing the trapped air to escape through a hydrophobic vent located on the plunger seal. Once full, the flow of blood stops upon contact with the vent and the needle is withdrawn. Immediately, while still holding the syringe somewhat like a pencil, the conveniently located actuator button is pushed and the needle retracts within the needle housing. The sealed needle housing can then be safely discarded into an appropriate sharps container. A venting or sealing cap is attached to the syringe which is then placed in an ice tray for delivery to the laboratory. Processing at the laboratory is conventional, since the front of the syringe barrel is fitted with a standard Luer taper. This design eliminates the requirement of removing a contaminated sharp needle before mounting a vent or cap to the syringe.

     Safety Pre-Filled Vial Injector. The Safety Pre-Filled Vial Injector is a syringe type device, which allows medication to be injected into the patient directly from a pre-filled vial. The pre-filled vial containing fluid medication is an existing component used by many pharmaceutical manufacturers. These pre-filled vials have an elastomeric piston comprising a slidable fluid seal within the forward end of the vial to allow for injection directly from the vial. The slidable piston is threaded onto the rear end of the stationary plunger and becomes integrated as a functional part of the plunger. Upon initiating injection, the seal is moved rearward into the vial as the vial moves forward into the main housing and delivers the fluid through a tubular needle extending from the forward end of the main housing. The operation of the Safety Pre-Filled Vial Injector is identical to the operation of a conventional syringe up the point where the vial has reached its full travel, and all the medication has been delivered. The safety retraction is actuated as the vial has reached its full forward travel, causing the needle to automatically and fully retract into the body of the device. Upon retraction, the Safety Pre-Filled Vial Injector cannot be used again, as the needle is held in place and rendered harmless and inoperable. The Safety Pre-Filled Vial Injector may then be safely disposed of, posing no additional health risk. The Safety Pre-Filled Vial Injector is easy to use and provides visual and audible confirmation that the needle has been safely retracted after injection, and can be manufactured for vials and needles of various sizes.

     Safety Pre-Filled Glass Syringe. The Safety Pre-Filled Glass Syringe is similar in appearance, size and performance to a standard non-safety pre-filled disposable syringe, and can be rendered safe, using one hand, with no substantial change in operation technique. The operation of the Safety Syringe is conventional up to the point where the plunger has reached its full travel, and all the medication has been delivered. Then, by removing the thumb from the rear of the plunger, the needle automatically and fully retracts into the body of the syringe. The needle is sealed in place and is rendered harmless and inoperable. The syringe and needle cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete. The Safety Syringe may then be safely disposed of, posing no additional health risk. The Safety Syringe is easy to use and provides visual and audible confirmation that the needle has been safely retracted after injection.

     Safety Wing Needle Set/Catheter. The Safety Wing Needle Set/Catheter is used to continuously deliver fluids into a patients's vein, and is similar to a Winged Infusion Set with the exception of the flexible catheter over the needle for long-term therapy. The flexible catheter is inserted into the patient's vein by a steel needle within the flexible catheter, in the same manner as a standard non-safety Winged Infusion Set. Med-Design's Safety Wing Needle Set/Catheter works with substantially all standard blood collection needle accessories, and is similar in appearance, size and performance to a standard non-safety disposable device, except that it can be rendered safe by activating the proprietary needle retraction mechanism. When the venous access has been successfully completed and verified by the visibility of blood within the flash-back area, the conveniently located button on the side of the device is pushed and the needle retracts into the body of the device. The sharp end of the insertion needle is completely shielded within the hub portion of the wings, and the catheter wings can be taped to the patient in a conventional manner. The intravenous fluid from a gravity bag or infusion pump flows through the retracted steel needle because of a slidable sealing feature within the flexible wings. Upon completion of the infusion therapy procedure, the Safety Wing Needle Set/Catheter is removed from the patient, and since the needle is fully retracted there is no possibility of an accidental needle stick injury. The Safety Wing Needle Set/Catheter may then be safely disposed of, posing no additional health risk.

     Safety Blood Donor Needle. The Safety Blood Donor Needle is used to access a blood donor's vein to draw blood in an amount equivalent to the volume of a donor blood bag. The Safety Blood Donor Needle is similar in appearance to a standard non-safety blood donor needle, and is used in an identical fashion, except that it can be rendered safe by activating the proprietary needle retraction mechanism. The Needle is compatible with substantially all standard blood bag tubing sets. The operation of the Safety Blood Donor Needle is conventional up to the point where sufficient blood has been extracted into the donor bag. Then, after withdrawing the needle from the patient, needle retraction is actuated by depressing a conveniently button on the side of the barrel. The needle automatically and fully retracts into the device, where the needle is held in place and is rendered harmless and inoperable. The Safety Blood Donor Needle cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete. The Needle may then be safely disposed of, posing no additional health risk. The Safety Blood Donor Needle is easy to use and provides visual and audible confirmation that the needle has been safely retracted after use.

     Safety Y-Port Infusion Needle. Y-Ports are devices used in intravenous therapy as a means to deliver secondary fluids into a primary intravenous fluid line for delivery into a patient's vein. The Safety Y-Port Infusion Needle consists of a cylindrical barrel, holding an injection needle which can be automatically and safely retracted within a specially designed barrel. The barrel of the Safety Y-Port Infusion Needle is fitted with a tube fitting, which protrudes from the barrel at an angle allowing connection of a tubing line for delivery of the secondary fluid. A needle assembly is fixed to the from end of the barrel, and is inserted into an injection port on the primary intravenous line for delivery of the secondary fluid. After completion of the delivery of the secondary fluid, safety needle retraction of the Safety Y-Port Infusion Needle is actuated to cause the needle to automatically and fully retract into the barrel. The needle is held in place and is rendered harmless and inoperable, and the device cannot be used again. The Safety Y-Port Infusion Needle is easy to use and provides visual and audible confirmation that the needle has been safely retracted after use. The Safety Y-Port Infusion Needle may then be safely disposed of, posing no additional health risk.

     Safety Winged Fistula Needle. Safety Winged Fistula Needles are used to access a vein and an artery to perform a hemodialysis procedure. Hemodialysis is performed to remove toxic wastes from the blood of patients in renal failure. Two Safety Winged Fistula Needles are used to access the vein and the artery at the arteriovenous fistula site. The Safety Winged Fistula Needle is similar to the Safety Winged Set Blood Collection Needle except that a larger gauge needle is used and the flexible extension tube terminates with a simple female Luer fitting. The Safety Winged Fistula Needle is used in the same way as a standard non-safety device needle, except that it can be rendered safe by activating the proprietary needle retraction mechanism. The operation of the Safety Winged Fistula Needles is conventional up to the point where the hemodialysis procedure is complete. Then, after withdrawing the needles from the arteriovenous fistula site, needle retraction is activated by depressing a conveniently located button on the side of the barrel. The needle automatically and fully retracts into the device, where the needle is held in place and is rendered harmless and inoperable. The Safety Winged Fistula Needles cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete, and the needles may then be safely disposed of, posing no additional health risk. The Safety Winged Fistula Needles are easy to use and provide visual and audible confirmation that the needles have been safely retracted after use.

     In addition to Med-Design's three core products and the early stage products described above, Med-Design has identified several additional product applications for its proprietary retraction technology and Med-Design plans to devote available resources in 1999 to research and develop such products.

Research and Development

     Med-Design has devoted substantially all of its research and development efforts since its formation to safety needles and equipment necessary to assemble the safety needle devices. Research and development expenses amounted to $1,106,501 in 1998 and $1,605,668 in 1997.

     In 1995, Med-Design completed a research and development laboratory at its facility in Ventura, California which is equipped with assembly and test equipment for product development and feasibility testing. In addition, Med-Design completed a machine shop equipped with machine tools for fabrication of new product parts for concept modeling and assembly and test fixtures. Med-Design also installed a Class 100,000 clean room at the Ventura facility which is currently used for the hand assembly of prototypes of Med-Design's products and will ultimately be used in connection with the pilot manufacturing of various Med-Design products on a semi-automated assembly system or a fully automated robotic assembly system, if Med-Design installs such a system.

     Med-Design intends to continue to modify and improve the design of its products driven by additional market research and in response to needs developed in discussions with potential strategic partners. In addition, Med-Design intends to devote resources to the research and development of additional safety needle devices and products which incorporate Med-Design's proprietary retraction technology for use in the healthcare industry.

Marketing and Sales

     Med-Design's core strategy continues to be the commercialization of its products through strategic alliances and licenses with third parties to market and sell its products in the United States, Western Europe, Japan and elsewhere.

     In addition to the products which are the subject of the licensing and option agreement with Becton Dickinson, Med-Design is currently investigating additional licensing agreements or other forms of joint venture with third parties, including Becton Dickinson, in the United States and abroad to manufacture, market and distribute its other products. Med-Design has entered into several confidentiality agreements with other companies for the purpose of exploring such opportunities. Med-Design anticipates that entering into alliances and licensing arrangements with third parties such as those agreements recently entered into with Becton Dickinson, will enable Med-Design to increase the market penetration of its products more quickly than Med-Design could achieve on its own.

     Med-Design, its licensee and strategic partners are not permitted to sell any of Med-Design's products for commercial use in the United States until, and only if, such products are cleared for marketing by the FDA. While Med-Design has applied for and received 510(k) pre-market notification from the FDA for early versions of its Safety Catheter, and Safety Blood Collection Needle, Med-Design has no current plans to file for any additional 510(k) pre-market notification on its own behalf. Instead, Med-Design intends to assist its licensors or other strategic partners in such filings, if requested.

     In addition to being subject to the U.S. government's Food, Drug and Cosmetic Act (the "FD&C Act") and the regulations promulgated thereunder, Med-Design, its licensors, or strategic partners must comply with the laws and regulations of the various foreign countries in which Med-Design or its licensors, or strategic partners plans to sell or license the Safety Catheter, Safety Blood Collection Needle, Safety Syringe and other products prior to selling such products in such foreign countries. Certain foreign countries may only require Med-Design or its licensors, or strategic partners to submit evidence of the FDA's pre-market clearance of Med-Design's products, prior to selling in such countries. However, some foreign countries may have more stringent requirements and require additional testing and approvals.

     Med-Design's agreement on with Graphic Controls Corporation for the development and licensing of its proprietary Safety Intravenous Catheter Insertion Device, which was terminated by mutual agreement in December, 1998. The Safety Intravenous Catheter Insertion Device was ultimately included in the licensing agreement with Becton Dickinson.

     Med-Design has provided a limited quantity of its Safety Syringes, Safety Catheters, Safety Blood Collection Needles, and certain of its early development products to third parties in the United States and selected foreign countries under confidentiality agreements for market research purposes.

Manufacturing

     In 1995, Med-Design leased approximately 26,000 square feet of space in Ventura, California. In addition to administrative offices, the Ventura facility contains a research and development laboratory equipped with assembly and test equipment for concept modeling and product development and a machine shop equipped with machine tools for fabrication of new product parts for concept modeling and assembly, and the fabrication of prototype molds and test fixtures. Med-Design also installed a 3,120 square foot Class 100,000 clean room at the Ventura facility, which is currently being used for the assembly of prototypes and products. Med-Design installed a semi-automated assembly system to pilot manufacture its products which is capable of being used for the assembly of both prototypes and products intended for sale.

     The semi-automated assembly system, which consists of a series of manual and semi-automatic stations, with additions and modifications, is capable of producing up to 6,000,000 units per year. The assembly system can produce one or more of Med-Design's products at a time, and has the capability of being converted at a reasonable cost with minimal delay to pilot manufacture a different product at such time as Med-Design may decide. Med-Design completed installation of the system during the third quarter of 1997. Med-Design is currently utilizing these manufacturing facilities to produce limited quantities of one or more of its products to demonstrate the economic feasibility of the commercial production of Med-Design's products to potential third party manufacturers.

     Med-Design is currently in negotiations with third parties to provide the manufacturing of certain of its licensed products in furtherance of the commercialization of these products. Med-Design has sufficient facilities to perform these tasks, and if successful in these negotiations, intends to perform certain product manufacturing for both prototype and product intended for sale.

     Although Med-Design continues to envision the use of these facilities to perform "product for sale" manufacturing of one or more of its currently non-licensed products, Med-Design may ultimately contract with third parties for all or a portion of the needed production of such products through contract manufacturing licensing agreements or other form of joint venture.

     Med-Design has established a quality control and quality assurance program designed to assure that Med-Design's products are manufactured in accordance with the FDA's regulations related to current Good Manufacturing Practices and other applicable domestic and foreign regulations; however, Med-Design will be dependent upon any third party manufacturers to comply with such procedures and regulations.

Patents and Proprietary Rights

     Med-Design's success will depend in part on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. Med-Design's policy is to attempt to protect its intellectual property and maintain the proprietary nature of its technology by, among other things, filing patent applications for technology that it considers important to the development of its business and requiring certain employees and key consultants to execute non-disclosure and non-compete agreements. Furthermore, on occasion, Med-Design enters into discussions with third parties, such as potential customers or licensees, and when proprietary information of Med-Design will be disclosed, Med-Design enters into confidential disclosure agreements with such parties.

     Med-Design's U.S. patent rights currently consist of eight United States patents, covering various aspects of the Safety Syringe, the Safety Blood Collection Needle, the Safety Catheter, the Y-Port Intravenous access device, and the pre-filled vial injector. Med-Design has been granted patents relating to the Safety Syringe in Europe, Japan, Australia, Bulgaria, Hungary, and in Romania. The issued European patent has been validated in Austria, Switzerland, Germany, Denmark, France, Spain, the United Kingdom, Greece, Italy, the Netherlands, and Sweden. Corresponding regional and national patent applications relating to the Safety Syringe are pending in six other member countries of the Patent Cooperation Treaty. A further European patent application was allowed in 1998, and will cover additional aspects of the device covered in the previously issued European patent.

     Med-Design has also been granted three patents in Taiwan relating respectively to the Safety Catheter, the pre-filled vial injector, and the Y-Port Intravenous access device.

     Foreign patent applications relating to the Safety Catheter are now pending in Canada, China, Europe, Japan, Mexico, and Singapore. Applications for the Pre-Filled Vial Injector System are pending in Indonesia, Canada, Europe, Japan, Mexico and Singapore.

     A total of seventeen U.S. applications, eight international applications, and twenty foreign national/regional patent applications are pending to cover Med-Design's retractable needle technology and specific products based on Med-Design's technology.

     There can be no assurance that Med-Design's current patent applications and provisional patent applications will result in patents being issued.

     On December 11, 1998, Med-Design entered into a licensing agreement, an option licensing agreement and an equity agreement with Becton Dickinson. Under the terms of the licensing agreement, Med-Design granted Becton Dickinson exclusive worldwide rights under Med-Design's patents to make, sell, or sublicense the Safety Blood Collection Needle, the Safety Winged Set Blood Collection Needle, the Safety Wing Needle Set/Catheter, the Safety PICC Catheter System, and the Safety I.V. Catheter Systems. Med-Design also granted Becton Dickinson an option to the exclusive worldwide rights under Med-Design's patent rights to make, use, sell, or sublicense certain other products, including the Safety Hypodermic Syringe (fixed or stake needle-type), the Safety Hypodermic Syringe (luer-type), the Safety Arterial Blood Gas Syringe (add-on type), the Safety Pre-Filled Glass Syringe (fixed or stake needle-type) and the Safety Pre-Filled Glass Syringe (luer-type). Additionally, Med-Design assigned U.S. Patent No. 4,900,307 for the Safety Retracting Needle For Use With Syringe to Becton Dickinson. Pursuant to the Agreement, Becton Dickinson granted back to Med-Design a license under U.S. Patent No. 4,900,307 to make, use, sell or sublicense certain products.

     As Med-Design proceeds toward final designs for its Safety Syringe, Safety Blood Collection Needle and Safety Catheter devices, Med-Design is having searches conducted in the United States for unexpired patents owned by others that may conflict with such final product designs. Med-Design, however, has not conducted infringement searches in any foreign country for the purpose of finding unexpired patents or pending patent applications that may raise a possibility of infringement or conflict with Med-Design's planned activities. Furthermore, Med-Design is considering appropriate modifications to the product designs to optimize the final products and to avoid conflicts with the patents of others. To the extent that such final product designs may not be protected by Med-Design's existing patents and patent applications, Med-Design will file new patent applications relative to its final products. There can be no assurance that all of the potentially relevant patents of others have been identified or that Med-Design will be able to obtain patent protection for its products.

     There can also be no assurance that any patents owned by or issued to Med-Design, or that may be issued to Med-Design in the future, will provide a competitive advantage or will afford protection against competitors with similar technology, or that competitors of Med-Design will not circumvent, or challenge the validity of any patents issued to Med-Design. There also can be no assurance that any patents issued to or licensed by Med-Design will not be infringed upon or designed around by others, that others do not have or will not obtain patents that Med-Design will need to license or design around, that Med-Design's products will not inadvertently infringe upon the patents of others, or that others will not make Med-Design's patented devices upon expiration of such patents. Moreover, although Med-Design utilizes non-disclosure agreements and other safeguards to protect its proprietary information and trade secrets, there can be no assurance that they will protect such information or provide adequate remedies for Med-Design in the event of unauthorized use or disclosure of such information, or that others will not be able to independently develop such information. As is the case with Med-Design's patent rights, the enforcement by Med-Design of its non-disclosure agreements can be lengthy and costly, with no guarantee of success.

     If Med-Design becomes involved with patent infringement litigation, either to enforce Med-Design's patents or defend against patent infringement suits, such litigation would be lengthy and expensive, and if it occurs, would divert Company resources from planned uses. Further, any adverse outcome in such litigation could have a material adverse effect on Med-Design. If any of Med-Design's products are found to infringe upon the patents or proprietary rights of another party, Med-Design may be required to obtain licenses under such patents or proprietary rights. No assurance can be given that any such licenses would be made available on terms acceptable to Med-Design, if at all. In addition, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures which differ from those in the United States. Patent protection in such countries may be different from patent protection provided by United States laws and may not be as favorable to Med-Design. There can be no assurance that Med-Design's program of patent protection and non-disclosure agreements will be sufficient to protect Med-Design's proprietary technology from competitors.

     With respect to trademarks, Med-Design has obtained a U.S. registration for the mark "Safe Step". Med-Design may apply for other trademarks in the future.

Competition

     The safety medical device market is highly competitive. Med-Design will compete in the United States and abroad with medical product companies, including Tyco, Kendall, Sherwood Davis and Geck, Terumo Medical, Johnson & Johnson, and Bio-Plexus, Inc. Several of these companies also manufacture safety needles. Med-Design's products would compete with the standard and safety products manufactured by these and other companies in the United States and in certain foreign countries. Many of Med-Design's competitors have better name recognition in the market, longer operating histories, and are substantially larger and better financed than Med-Design. Such competitors may use their economic strength to influence the market to continue to buy their existing products or new products developed by them. One or more of these competitors also could use such resources to improve their current products or develop additional products which may compete more effectively with Med-Design's products. New competitors may arise and may develop products which compete with Med-Design's products. In addition, new technologies may arise which could lower or eliminate the demand for Med-Design's products. Med-Design cannot predict the development of future competitive products or companies.

     Historically, the needle market has been price competitive with little differentiation between products. In addition to price, safety needles compete for market share based on operating features and safety. In recent years, the medical industry has adopted infection control practices which encourage the use of safe medical devices due principally to the high cost of treating infection and potential liability resulting from accidental needlesticks, and in 1998 the State of California enacted safety needle legislation mandating full compliance of all health care facilities within the state by July 1, 1999. Since the passing of the California legislation, 18 additional states plus the District of Columbia are either considering or drafting similar legislation as of the writing of this filing.

     The AHA report and other authorities have stated that the benefit resulting from the prevention of accidental needlesticks cannot be measured solely by savings in costs of medical treatment, because of the costs of treating persons who contract an illness or infection from an accidental needlestick, the time lost from work and death. Although Med-Design cannot predict with certainty the prices of its products, currently available safety needle devices are priced at approximately two to three time times that of standard devices. Notwithstanding the price differential, Med-Design believes that, based upon estimated costs associated with accidental needlesticks, its products should be considered cost effective by the marketplace.

     Med-Design believes, that unlike its products, many of the current safety needles use an external sheath design or require manual retraction of the needle. The external sheath design generally requires the operator to move a protective sheath over the needle after removing the needle from the patient (a sliding sleeve) or manipulate the device to cover the used needle tip (a disappearing needle). The methods of use and disposal of the Safety Syringe, Safety Blood Collection Needle and Safety Catheter are virtually identical to the present methods of use and disposal for standard syringes, blood collection needle and intravenous catheter insertion devices.

Government Regulation

     Med-Design's products are subject to regulation by the FDA under the U.S. government's Food, Drug and Cosmetic Act ("FD&C Act") and implementing regulations. Pursuant to the FD&C Act, the FDA regulates, among other things, the manufacture, labeling, distribution, and promotion of Med-Design's products in the United States. The FD&C Act requires that a medical device must (unless exempted by regulations) be cleared or approved by the FDA before being commercially distributed in the United States. The FD&C Act also requires manufacturers of medical devices to, among other things, comply with labeling and promotion requirements and to manufacture devices in accordance with Good Manufacturing Practices ("GMPs"), which require that companies manufacture their products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and quality control activities. The FDA inspects medical device manufacturers and distributors, to enjoin and/or impose civil penalties on manufacturers and distributors marketing noncomplying medical devices, and to criminally prosecute violators.

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

     The FD&C Act further provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA. There are two review procedures by which medical devices can receive such approval or clearance. Some products may qualify for clearance under a Section 510(k) procedure, in which the manufacturer submits to the FDA a pre-market notification that it intends to begin marketing the product, and shows that the product is substantially equivalent to another legally marketed product (i.e., that it has the same intended use and that it is as safe and effective as legally marketed device, and does not raise different questions of safety and effectiveness than does a legally marketed device). In some cases, the 510(k) notification must include data from human clinical studies. In March 1995, the FDA issued a draft guidance document on 510(k) notifications for medical devices with sharps injury prevention features, a category that would cover all of Med-Design's existing and new products. The draft guidance provisionally placed this category of products into Tier 3 for purposes of 510(k) review, meaning that such products will be subject to the FDA's most comprehensive and rigorous review for 510(k) products. The draft guidance also states that in most cases, the FDA will accept, in support of a 510(k) notification, data from tests involving simulated use of such a product by health care professionals, although in some cases the agency might require actual clinical data.

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

     Although the 510(k) pre-market clearance process is ordinarily simpler and faster than the PMA application process, there can be no assurance that Med-Design, its licensee, or strategic partners will obtain 510(k) pre-market clearance to market Safety Syringe or other new products, or that such products will be classified as Class II devices, or that, in order to obtain 510(k) clearance, Med-Design will not be required to submit additional data or meet additional FDA requirements that may substantially delay the 510(k) process and add to Med-Design's expenses. Moreover, such 510(k) pre-market clearance, if obtained, may be subject to conditions on the marketing or manufacturing of the corresponding products that may impede Med-Design's ability to market and/or manufacture such products.

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

     Med-Design will be required under FDA regulations to register the pilot manufacturing facility with the FDA before engaging in the commercial distribution of any of its products. As such, the facilities will be subject to inspection on a routine basis to assure compliance with the FDA's GMP regulations.

     In addition to laws and regulations enforced by the FDA, Med-Design is subject to government regulations applicable to all businesses, including, among others, regulations related to occupational health and safety, workers' benefits and environmental protection.

     Distribution of Med-Design's products in countries other than the United States may be subject to regulation in those countries. There can be no assurance that Med-Design, its licensors, or strategic partners will be able to obtain the approvals necessary to market its needle devices or any other product outside the United States.

Employees

     As of March 15, 1999, Med-Design employed 17 people on a full-time basis and one person on a part-time basis. Med-Design believes its employee relations are satisfactory. Med-Design anticipates increasing employees in certain strategic areas pending the outcome of continued discussions and negotiations with third parties regarding the licensing or joint venture of its early development stage products.

Environmental Matters

     Med-Design believes its operations are currently in compliance in all material respects with applicable Federal, state, and local laws, rules, regulations, and ordinances regarding the discharge of material into the environment. Such compliance has no material impact upon Med-Design's capital expenditures, earnings or competitive position, and no capital expenditures for environmental control facilities are planned.

ITEM 2. PROPERTIES

     Med-Design leases approximately 26,000 square feet of space in Ventura, California for Med-Design's corporate headquarters, pilot manufacturing plant, research and development facilities and offices for a base rent of $12,476 per month. Currently, approximately 8,700 square feet of the space is being used by Med-Design for research and development, engineering and administrative offices, approximately 2,200 square feet is being used exclusively for research and development and approximately 3,120 square feet is being used as a clean room for the assembly of prototypes of Med-Design's products and ultimately will be used to pilot manufacture its products. The remaining space is being used for shipping and handling, quality control inspection, parts storage, finished products and equipment. Med-Design has installed a semi-automated assembly system to pilot manufacture certain of its products in the clean room. The lease expires on October 31, 2000, although Med-Design has the option to extend the term for two additional 36 month periods as well as the option to purchase this facility.

     Med-Design leased approximately 3,236 square feet of office space in Philadelphia, PA., which until recently, was the corporate headquarters for Med-Design. In March 1998, Med-Design completed the relocation of its corporate headquarters to Ventura, California, although it still maintains an office in Philadelphia. The balance of the office space previously used by Med-Design in Philadelphia was subleased.

     Med-Design believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available as well as needed.

ITEM 3. LEGAL PROCEEDINGS

     There are no legal proceedings pending or, to the knowledge of management, threatened against Med-Design.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998 through the solicitation of proxies or otherwise.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Med-Design's common stock has been approved for trading in the NASDAQ SmallCap Market under the symbol ("MEDC") since Med-Design's Initial Public Offering on June 7, 1995. The following table sets forth for the fiscal quarters indicated since the date of the Initial Public Offering, the range of high and low bid information for Med-Design's Common Stock in the NASADAQ SmallCap
Market:

Market Information

              Fiscal year ended December 31, 1997              High     Low
              -----------------------------------              ----     ---

First Quarter .............................................   $10 1/4   $ 5 1/8

Second Quarter ............................................     9 3/8     6

Third Quarter .............................................     7 1/2     3 5/8

Fourth Quarter ............................................     6 3/4     2 3/4


              Fiscal year ended December 31, 1998              High     Low
             ------------------------------------              ----     ---

First Quarter .............................................   $ 5 1/2     2 7/16

Second Quarter ............................................     3 19/32     3/4

Third Quarter .............................................     2         1

Fourth Quarter ............................................     6 3/4     1 1/2

Holders

     As of March 14, 1999, Med-Design had 142 holders of record of the Common Stock. Since a portion of Med-Design's Common Stock is held in "street" or nominee name, Med-Design is unable to determine the exact number of beneficial holders.

Dividends

     Med-Design has never declared or paid a cash dividend on its Common Stock. Med-Design currently anticipates that it will retain any earnings to finance the operation and expansion of its business, and therefore does not intend to pay dividends on its Common Stock in the foreseeable future. Any determination to pay dividends in the future on common stock is at the discretion of Med-Design's Board of Directors and will depend upon Med-Design's financial conditions, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant.

     On December 11, 1998, Becton Dickinson made an equity investment in Series A Preferred Stock of Med-Design. Dividends are payable at a rate of 8% per annum, on a cumulation basis, in cash or in additional preferred stock at the discretion of Med-Design.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto of Med-Design which appear elsewhere herein.


     To date, Med-Design has earned no revenues from product sales, however, Med-Design granted revenues in 1998 from licensing activities and anticipates that revenues will be recorded during the next twelve months from licensing of additional products to Beckon, Dickinson and Company and/or other strategic partners.

Plan of Operation

     Med-Design plans to focus on the following four areas of activity in 1999: technology transfer of the recently licensed products; the licensing and final development of those products currently under option to Becton, Dickinson and Company; the further development and licensing of additional products; the development of incremental revenues related to design and development and manufacturing agreements with licensing partners.

Technology Transfer

     The transfer technology of the Safety Blood Collection Needle, Safety Winged Set Blood Collection Needle, Safety Catheter, Safety Wing Needle Set/Catheter and Safety PICC Introducer Catheter Insertion Device to Becton Dickinson under the terms of a license agreement is currently underway and is expected to be completed during April, 1999.

Optional Products

     Med-Design also plans to complete concept development of the Safety Hypodermic Syringe (fixed or stake needle type), the Safety Hypodermic Syringe (luer type), the Safety Arterial Blood Gas Syringe (add-on type), the Safety Pre-Filled Glass Syringe (luer type), and the Safety Pre-Filled Glass Syringe (fixed or stake needle type), each of which is subject to Becton Dickinson's option to license. Med-Design is obligated, at Becton Dickinson's request, to negotiate for the licensing of such products during the one year term of the option agreement.

Additional Products

     Med-Design also plans to advance concept development and modeling of certain other products that are not currently under licensing or option agreements, such as the Safety Pre-Filled Vial Injector. Med-Design also plans to continue discussions and negotiations with third parties regarding the licensing or joint venture of these products. Med-Design plans to support such product development programs, discussions, and negotiations, including the building of necessary prototypes with currently available funds.

     Med-Design is also investigating opportunities with third parties to manufacture, market and distribute Med-Design's products. Med-Design anticipates that entering into alliances and licensing arrangements with third parties would enable Med-Design to increase market penetration of its products more quickly than Med-Design could achieve on its own. Med-Design has entered into such arrangements with Beckon Dickinson as mentioned.

Other Business

     Med-Design is currently in negotiations with third parties to provide additional design, development and manufacturing in furtherance of the commercialization of the products. Med-Design has sufficient facilities to perform these tasks. Med-Design's facility in Ventura, California contains a research and development laboratory equipped with assembly and test equipment for concept modeling and product development and a machine shop equipped with machine tools for fabrication of new product parts for concept modeling and assembly, and fabrication of prototype molds and test fixtures. Med-Design also installed a 3,120 square foot Class 100,000 clean room at the facility, which is capable of being used for the semi-automated assembly of both prototypes and products intended for sale.

     As a result of discussions with third parties, Med-Design has installed a semi-automated assembly system at the facility to pilot manufacture its products. The objective of Med-Design in installing the assembly system is to demonstrate to potential third party manufacturers the economic feasibility of the commercial production of its products. The semi-automated assembly system, which consists of a series of manual and semi-automatic stations, with additions and modifications, is capable of producing up to 6,000,000 units of commercial products per year. The assembly system will produce one or more of Med-Design's products at a time, and has the capability of being converted at a reasonable cost with minimal delay to manufacture a different product at such time as Med-Design may decide. Med-Design completed the system during the third quarter of 1997.

     Med-Design anticipates earning revenues in 1999/2000 from one or more of the following: licensing or optioning of additional products; third party manufacturing agreement, third party development agreements and royalty payments in association with licensed products.

     As of March 15, 1999, Med-Design employed 17 people on a full-time basis and one person on a part-time basis. Med-Design anticipates increasing employees in certain strategic areas pending the outcome of continued discussions and negotiations with third parties regarding the licensing or joint venture of its early stage development products. Med-Design will however reassess its personnel requirements as business activity dictates.

Year 2000 Issues

     The "Year 2000 Issue" describes the use of two digits rather than four digits to define the applicable year in certain computer programs. In the Year 2000, any of Med-Design's computer programs that have two digit date-sensitive software may interpret a date of "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing discrepancies of operations. Med-Design's business operations are dependent upon internal software, suppliers and Becton Dickinson, Med-Design's licensee.

     Med-Design has reviewed its internal program and has determined that there are no material Year 2000 issues within Med-Design's systems. Med-Design has engaged its network service provider to examine all software utilized in Med-Design's operations to ensure Year 2000 compliance. Additionally, Med-Design is working with its suppliers and its licensee to determine the extent to which such third parties' systems (insofar as they relate to Med-Design's business) are subject to the Year 2000 issue, and expects to complete such inquiries, and remedy any material issues before the end of 1999. Med-Design estimates that the total costs of the Year 2000 project will be approximately $10,000, $4,000 of which represents capital costs and approximately $6,000 represents costs to outside vendors. As of December 31, 1998, Med-Design had incurred approximately $2,000 of Year 2000 costs. Due to the uncertainty inherent in the Year 2000 process, Med-Design is unable to determine a reasonable worst case scenario at this time. The costs of the Year 2000 project and the date on which Med-Design plans to complete the Year 2000 project tasks are based on management's best estimates which were determined utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification factors and other factors. As a result, there can be no assurance that these forward looking estimates will be achieved, and the actual costs and compliance by vendors, licensees and other third parties could differ materially from Med-Design's current expectations, resulting in material financial risk.

Liquidity and Capital Resources

         At December 31, 1998, Med-Design had an accumulated deficit $18,084,352, which includes a one-time, nonrecurring write-off of $5,932,770 for purchase research and development incurred in connection with the acquisition of MDI by Med-Design. Med-Design has financed its activities through December 31, 1998 principally through debt, the private placement of equity securities, and its initial public offering.

     As of December 31, 1998, Med-Design's working capital was $5,664,894 including cash and cash equivalents of $32,883, and available-for-sale securities of $6,111,620, as compared to working capital of $1,181,513, at December 31, 1997, including cash and cash equivalents of $ 114,079 short-term investments of $546,591, and available-for-sale securities of $5,617,284, an increase of $4,475,381.

     The current ratio of current assets to current liabilities was 9.68 to 1 at December 31, 1998, as compared to 1.23 to 1 December 31, 1997. Med-Design's primary source of cash in 1998 consisted of: (1) proceeds from licensing, option, and equity agreements with Becton Dickinson, $6,000,000; (2) proceeds of private placement of convertible debentures, $1,550,000. Med-Design's primary uses of cash in 1998 consisted of (1) cash used in operations, $1,699,791; (2) payments on debt obligations, $4,927,046; (3) payments to acquire and develop patents, $144,183.

     At December 31, 1998, Med-Design was party to a revolving line of credit totaling $3,000,000 with its principal lending institution. This facility can be used to fund working capital needs and finance capital equipment purchases; provided, however, that advances for capital equipment financing cannot exceed $600,000. Borrowings to meet working capital needs bear interest at LIBOR plus
2.25 basis points (7.88% at December 31, 1998), while borrowings to finance capital equipment purchases bear interest at prime plus 2.5%. Pursuant to the terms of the facility, all borrowings must be fully collateralized by available-for-sale securities, cash, cash equivalents, equipment financed, and general intangibles of Med-Design. There was no obligation outstanding under the agreement at December 31, 1998. The facility expires on June 30,1999 and there is no assurance that Med-Design will be successful in negotiating a continuation of the availability of the Loan Agreement and what terms will be made available to Med-Design.

     Med-Design's debt to equity ratio was .29:1 and 1.73:1 at December 31, 1998 and 1997 respectively.

     There were no capital expenditures for the year ended December 31, 1998 and $115,195 for the year ended December 31, 1997. Med-Design does not anticipate any significant capital expenditure in 1999.

     Management believes that Med-Design has sufficient funds to support its planned operations and capital expenditures for the next eighteen months. Thereafter Med-Design will rely on negotiating licensing and royalty agreements with its current and future strategic partners. Becton Dickinson, as part of the option licensing agreement, was granted an option to license several products. No assurance, however, can be given that Med-Design will be able to conclude final negotiations on these option products. If Med-Design is unsuccessful in negotiating future agreements, Med-Design may be required to reduce substantially, or eliminate certain areas of its product development activities, limit its operations significantly, or otherwise modify its business strategy.

     Med-Design's capital requirements will depend on many factors, including but not limited to, the progress of its research and development programs, the development of regulatory submissions and approvals, pilot manufacturing capability, and the costs associated with protecting its patents and other proprietary rights.

New Accounting Pronouncements

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 "Reporting on Costs of Start-Up Activities" ("SOP 98-5"), which is effective for fiscal year beginning after December 15, 1998. In June 1998, the Financial Accounting Standards ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivatives Instruments and Hedging Activities ("SFAS 133") which is effective for quarters of fiscal years beginning after June 15, 1999. Management has reviewed the provisions of SOP 98-5 and SFAS No. 133 and the implementation of these standards is not expected to have a significant impact on its consolidated financial statements.

ITEM 7.  FINANCIAL STATEMENTS

     Incorporated by reference from the consolidated financial statements and notes thereto of Med-Design which are attached hereto beginning on page F-1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 9 through 12. Incorporated by Reference

     The information called for by Item 9 "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act"; Item 10 "Executive Compensation"; Item 11 "Security Ownership of Certain Beneficial Owners and Management"; and Item 12 "Certain Relationships and Related Transactions" is incorporated herein by reference to Med-Design's definitive proxy statement for its Annual Meeting of Stockholders, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:

     1. List of Consolidated Financial Statements. The following financial statements and notes thereto of Med-Design which are attached hereto beginning on page F-1, have been incorporated by reference into Item 8 of this Report on Form 10-KSB:


                                                                                                         Page
                                                                                                         ----
     Report of Independent Accountants                                                                    F-2

     Consolidated Balance Sheets as of December 31, 1998 and 1997                                         F-3

     Consolidated Statements of Operations for years ended December 31, 1998 and 1997                     F-4

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998                F-5
     and 1997

     Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997                 F-6

     Notes to Consolidated Financial Statements                                                           F-7


     2. List of Exhibits. The following exhibits are listed in the Exhibits appearing below and are followed herewith or are incorporated by reference to exhibits previously filed with the Commission.


     Exhibit
     Number                             Description
     ------                             -----------

      2.1 (1) Agreement of Merger dated as of April 5, 1995 by and among Med-Design, MDC Investment Holdings, Inc. ("Holdings") and Med-Design, Inc. ("MDI").

      2.2 (1) Joinder dated April 5, 1995 by John A. Botich , Michael J. Botich, Thor R. Halseth and Rita F. Botich

      2.3 (1) Secured Promissory Note dated April 5, 1995 from Med-Design to Anker & Hymes, a Law Corporation ("Anker & Hymes"), Client Trust Account for the benefit of all of he former shareholders of MDI.

      2.4 (1) Security and Pledge Agreement dated April 5, 1995 between the Corporation and Anker & Hymes for the benefit of all of the former shareholders of MDI.

      3.1 (1)       Certificate of Incorporation of Med-Design.

      3.2 (1)       Amendment to Certificate of Incorporation of Med-Design.

      3.3 (1)       Bylaws of Med-Design.

      4.1 (1)       Specimen of Common Stock Certificate of Med-Design.



     Exhibit
     Number                             Description
     ------                             -----------

     10.1 (1) Employment Agreement dated as of April 5, 1995 between Med-Design and James M. Donegan.

     10.2 (1) Employment Agreement dated as of April 5, 1995 between Med-Design and John A. Botich.

     10.3 (1) Employment Agreement dated as of April 5, 1995 between Med-Design and Michael J. Botich.

     10.4 (1) Employment Agreement dated as of April 5, 1995 between Med-Design and Thor R. Halseth.

     10.5 (2)       Non-Qualified Stock Option Plan.

     10.5           Amended and Restated Non-Qualified Stock Option Plan.

     10.6 (2) Warrant dated August 15, 1995 from Med-Design and J.E. Sheehan & Company.

     10.7 (2) Warrant dated August 15, 1995 from Med-Design to Dominque A. Bodevin.

     10.8 (2)       Warrant dated August 15, 1995 from Med-Design to Roger
                    Favale.

     10.9 (1) Underwriters Warrant Agreement dated June 6, 1995 between Med-Design and Gilford Securities Incorporated.

     10.10 (3)      Placement Agent Agreement dated as of January 8, 1997 by and between Med-Design and Fine Equities, Inc. ("Fine").

     10.11 (3)      Form of Subscription Agreement between Med-Design dated as of January 23, 1997, and each of the purchasers of the 1,000,000 shares of Common Stock.

     10.12 (3)      Placement Agent's Warrant Agreement dated as of January 23,
                    1997 by and between the Company and Fine.

     10.13 (6)      Warrant dated January 23, 1997 from Med-Design for N. Scott
                    Fine.

     10.14 (6)      Warrant dated January 23, 1997 from Med-Design for M. Troy
                    Duncan.

     10.15 (6)      Warrant dated January 23, 1997 from Med-Design to Sharon
                    Bronte.

     10.16 (6)      Warrant dated January 23, 1997 from Med-Design to William A.
                    Jolly.

     10.17 (2)      Business Loan Agreement dated July 26, 1995 between MDC
                    Investment Holdings, Inc. ("MDC Holdings") and Meridian
                    Bank.

     10.18 (2)      Demand Promissory Note dated July 26, 1995 from MDC Holdings in favor of Meridian Bank.


     Exhibit
     Number                             Description
     ------                             -----------

     10.19 (2)      Security Agreement dated July 26, 1995 between MDC Holdings and Meridian Bank.

     10.20 (2)      Surety Agreement dated July 26, 1995 between Med-Design and
                    Meridian Bank

     10.21 (2)      Security Agreement dated July 26, 1995 between Med-Design
                    and Meridian Bank.

     10.22 (2)      Pledge Agreement dated July 26, 1995 between MDC Holdings
                    and Meridian Bank.

     10.23 (2)      Judgment Note dated July 26, 1995 from Med-Design in favor of MDC Holdings.

     10.24 (2)      Business Loan Agreement dated December 29, 1995 between MDC
                    Research Ltd. and Meridian Bank

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

     10.27 (2)      Demand Promissory Note dated December 29, 1995 from MDC
                    Holdings in favor of Meridian Bank.

     10.28 (2)      Security Agreement dated December 29, 1995 between MDC
                    Research Ltd. and Meridian Bank.

     10.29 (2)      Pledge Agreement dated December 29, 1995 between MDC
                    Holdings and Meridian Bank.

     10.30 (2)      Assignment of Agency of Fiduciary Account dated December 29,
                    1995 from MDC Holdings to Meridian Bank.

     10.31 (2)      Surety Agreement dated December 29, 1995 between Med-Design and Meridian Bank.

     10.32 (2)      Surety Agreement dated December 29, 1995 between MDC
                    Holdings and Meridian Bank.

     10.33 (2)      Amendment to Loan Agreement dated February 16, 1996 among
                    Meridian Bank, MDC Holdings and MDC Research Ltd.

     10.34 (4)      Second Amendment to Loan Agreement dated April 4, 1996 among
                    Meridian Bank, MDC Holdings, The Med-Design Corporation, and
                    MDC Research Ltd.

     10.35 (4)      Judgement Note dated April 12, 1996 from Med-Design in favor of MDC Holdings.

     10.36 (4)      Amendment to Security Agreement dated April 4, 1996 between
                    Med-Design and Meridian Bank.


     Exhibit
     Number                             Description
     ------                             -----------

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

     10.42 (6)      Judgement Note dated November 14, 1996 from Med-Design in
                    favor of MDC Holdings.

     10.43 (6)      Demand Promissory Note dated November 14, 1996 from MDC
                    Holdings in favor of CoreStates.

     10.44 (2)      Form of Business Loan Agreement dated July 12, 1995 between
                    Med-Design and Eagle National Bank ("Eagle Bank").

     10.45 (2)      Form of Promissory Note dated July 12, 1995 from Med-Design in favor of Eagle Bank.

     10.46 (2)      Form of Security Agreement dated July 12, 1995 between
                    Med-Design and Eagle Bank.

     10.47 (2)      Form of Assignment of Deposit Account dated July 12, 1995
                    from Med-Design to Eagle Bank.

     10.48 (2)      Lease Agreement dated June 15, 1995 between Moen Development and MDC Research Ltd. And guaranteed by Med-Design.

     10.49 (2)      Lease Agreement dated October 1, 1993 between Arden North
                    American Partners, L.P. and the Company, as well as amended by the First Amendment dated November 2, 1995.

     10.50          Warrant dated September 9, 1998 from Med-Design to John F.
                    Kelley.

     Exhibit
     Number                             Description
     ------                             -----------

     10.50 (2)      Employment Agreement dated as of August 1, 1995 between
                    Med-Design and Donald Shea.

     10.51 (2)      Employment Agreement June 1995 between Med-Design and
                    Patrick E. Rodgers.

     10.52 (2)      Employment Agreement June 1995 between Med-Design and John
                    Osborne.

     10.53 (2)      Employment Agreement between Med-Design and Gilbert White.

     10.54          Warrant dated March 19, 1997 from Med-Design to John F.
                    Kelley.

     10.55 (9)      Warrant dated October 10, 1997 from Med-Design to John F.
                    Kelley.

     10.56 (9)      Warrant dated January 14, 1998 from Med-Design to John F.
                    Kelley.

     10.57 (9)      Warrant dated January 14, 1998 from Med-Design to Gilbert
                    White.

     10.58 (9)      Repriced option agreement October 10, 1997 from Med-Design to John Kelley.

     10.59 (9)      Repriced option agreement October 10, 1997 from Med-Design to John Marr.

     10.60 (9)      Consulting agreement between Med-Design and John Botich.

     10.61 (9)      Revised warrant agreement between Med-Design and John
                    Kelley.

     10.62 (9)      Revised warrant agreement January 14, 1998 between
                    Med-Design and John Kelley.

     10.63 Licensing and Option Agreement December 11, 1998 with Becton, Dickinson and Company.

     10.64 Equity agreement December 11, 1998 with Becton, Dickinson and Company.

     10.65          Registration Rights Agreement with the Pennsylvania Merchant
                    Group.

     10.66          Debenture Purchase Agreement with the Pennsylvania Merchant
                    Group.

     10.67          Form of Debentures with the Pennsylvania Merchant Group

     10.68          Warrant dated September 10, 1998 from Med-Design to John F.
                    Kelley

     21 (1)         List of Subsidiaries of Med-Design.

     27 (7)         Financial Data Schedule.

(b   No Reports on Form 8-K were filed in the quarter ended December 31, 1998.

-----------------------

(1) Incorporated by reference to Form SB-2 filed April 7, 1995 and Amendment Nos. 1, 2 and 3 thereto (File No. 33-901014).

(2)  Incorporated by reference to Form 10-QSB filed on March 31, 1997.

(3)  Incorporated by reference to Form 10-QSB filed on May 15, 1998.

(4)  Incorporated by reference to Form 10-QSB filed on August 14, 1998.

(5)  Incorporated by reference to Form 10-QSB filed on November 9, 1998.

(6)  Incorporated by reference to Form 8-K filed January 8, 1999.

(7)  Electronic filing only.

(8) Confidential Treatment Requested. The entire agreement will be filed with the Securities and Exchange Commission.

(9)  Incorporated by reference to Form 10-KSB December 31, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE MED-DESIGN CORPORATION

Date: March 29, 1999                By: /s/ James M. Donegan
                                        ----------------------------------------
                                        James M. Donegan
                                        President and Chief Executive Officer


     Each person whose signature appears below hereby authorizes and constitutes James M. Donegan and Lawrence D. Ellis and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

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

Signature                                   Title                                                Date
---------                                   -----                                                ----


/s/ James M. Donegan                        Chairman of the Board, President and Chief           March 29, 1999
-------------------------------             Executive Officer (Principal Executive Officer)
James M. Donegan

/s/ Lawrence D. Ellis                       Vice President, Finance and Chief Financial          March 29, 1999
-------------------------------             Officer (Principal Financial Officer and
Lawrence D. Ellis                           Principal Accounting Officer)


/s/ Joseph N. Bongiovanni, III              Director                                             March 29, 1999
-------------------------------
Joseph N. Bongiovanni, III


/s/ John A. Botich                          Director                                             March 29, 1999
-------------------------------
John A. Botich


/s/ John F. Kelley                          Director                                             March 29, 1999
-------------------------------
John F. Kelley


/s/ Pasquale L. Vallone                     Director                                             March 29, 1999
-------------------------------
Pasquale L. Vallone


/s/ Glibert M. White                        Director                                             March 29, 1999
-------------------------------
Gilbert M. White


/s/ William A. Jolly                        Director                                             March 29, 1999
-------------------------------
William A. Jolly


/s/ Vincent J. Papa                         Director                                             March 29, 1999
-------------------------------
Vincent J. Papa

                   Index to Consolidated Financial Statements


                                                                            Page

Report of Independent Accountants ...........................................F-2

Consolidated Balance Sheets as of December 31, 1998
     and 1997 ...............................................................F-3

Consolidated Statements of Operations for the years ended
     December 31, 1998 and 1997 .............................................F-4

Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1998 and 1997 .............................................F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 1998 and 1997 .............................................F-6

Notes to Consolidated Financial Statements ..........................F-7 to F-19

                        REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Stockholders of
The Med-Design Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of The Med-Design Corporation and subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Philadelphia, PA
March 12, 1999

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                            December 31,     December 31,
                                                                                                1998             1997
                                                                                          ---------------------------------

ASSETS
Current Assets:
     Cash and cash equivalents                                                                  $32,883            $114,079
     Short-term investments                                                                          --             546,591
     Available-for-sale securities                                                            6,111,620           5,617,284
     Prepaid expenses and other current assets                                                  173,006             152,547
                                                                                          ---------------------------------

          Total current assets                                                                6,317,509           6,430,501

     Property, plant, and equipment, net                                                        865,267           1,181,481
     Patents, net of accumulated amortization of $80,766 in 1998
         and $44,164 in 1997                                                                    788,629             681,048
     Debt issue costs, net of accumulated amortization of $53,720
         at December 31, 1998                                                                   511,480                  --
                                                                                          ---------------------------------
     Total Assets                                                                            $8,482,885          $8,293,030
                                                                                          =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                                                     $250,000          $4,630,500
     Current maturities of long-term debt and capital lease obligations                          10,492             199,821
     Accounts payable                                                                           215,426             205,625
     Accrued expenses                                                                           176,697             213,042
                                                                                          ---------------------------------
          Total current liabilities                                                             652,615           5,248,988
                                                                                          ---------------------------------

     Long-term debt and capital lease obligations, less current maturities                    1,579,824             154,674

          Total liabilities                                                                   2,232,439           5,403,662
                                                                                          ---------------------------------

Commitments and Contingencies

Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
          300,000 shares issued and outstanding                                                   3,000                  --
     Common stock, $.01 par value, 20,000,000 shares authorized;
          7,951,570 shares issued and outstanding                                                79,516              79,516
     Additional paid-in capital                                                              24,244,554          21,764,194
     Accumulated deficit                                                                   (18,084,352)
                                                                                                               (18,967,241)
     Accumulated other comprehensive income                                                       7,728              12,899
                                                                                          ---------------------------------

Total stockholders' equity                                                                    6,250,446           2,889,368
                                                                                          ---------------------------------

Total Liabilities and Stockholders Equity                                                    $8,482,885          $8,293,030
                                                                                          =================================




   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                       Year Ended December 31,
                                                    ---------------------------
                                                        1998           1997
                                                    ------------   ------------
Revenue:
Licensing revenue                                    $ 4,500,000           --
                                                     -----------    -----------
Total Revenue                                          4,500,000           --
                                                     -----------    -----------
Operating expense:
     Marketing                                            82,335    $   192,201
     General and administrative                        2,447,866      3,410,569
     Research and development                          1,106,501      1,605,668
                                                     -----------    -----------
     Total operating expenses                          3,636,702      5,208,438
                                                     -----------    -----------
     Income (loss) from operations                       863,298     (5,208,438)

     Interest expense                                   (242,521)      (421,967)

     Investment income                                   262,112        410,572
                                                     -----------    -----------
Net income (loss)                                    $   882,889    $(5,219,833)
                                                     ===========    ===========
Basic and diluted earnings (loss) per common share   $      0.11    $     (0.66)
                                                     ===========    ===========


    The accompanying notes are an integral part of these financial statements

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                       Additional
                                                                            Common Stock               Paid-In
                                           Preferred Stock   Amount         Shares          Amount      Capital
                                           Shares
                                       ---------------------------------------------------------------------------
Balance, January 1, 1997                       --              --         6,899,570        $68,996   $ 15,718,504
   Issuance of shares of common
     stock in connection with the
     private placement (net)                                              1,000,000         10,000      4,607,497

   Issuance of warrants for services                                                                      821,000
   Repricing of stock option                                                                               62,080
   Issuance of shares of common
     stock in connection with exercise
     of warrants                                                             52,000            520        254,280

   Issuance of warrants in
     partial payment of patents                                                                           300,833
   Change in unrealized gains on
     available-for-sale securities
   Net Loss
                                       ---------------------------------------------------------------------------
   Balance, December 31, 1997                  --              --         7,951,570         79,516     21,764,194
   Debt issue costs in connection
     with private placement
   Debt issue costs in connection
     with private investor loan
   Issuance of warrants for services
   Repricing of warrants issued
   Issuance of Series A  preferred
     stock                                  300,000          $3,000
   Change in unrealized gains on
     available-for-sale-securities
   Net income
                                       ---------------------------------------------------------------------------
   Balance, December 31, 1998               300,000          $3,000       7,951,570        $79,516   $ 24,244,554
                                       ===========================================================================

                                                                         Accumulated
                                                                         Other
                                                        Accumulated      Comprehensive   Stockholders'
                                                        Deficit          Income          Equity

                                                      ---------------------------------------------
Balance, January 1, 1997                         ($13,747,408)        $23,495    $ 2,063,587
   Issuance of shares of common
     stock in connection with the                                                  4,617,497
     private placement (net)

   Issuance of warrants for services                                                 821,000
   Repricing of stock option                                                          62,080
   Issuance of shares of common
     stock in connection with exercise
     of warrants                                                                     254,800

   Issuance of warrants in
     partial payment of patents                                                      300,833
   Change in unrealized gains on
     available-for-sale securities                                    (10,596)       (10,596)
   Net Loss                                        (5,219,833)                    (5,219,833)
                                               ---------------------------------------------
   Balance, December 31, 1997                     (18,967,241)         12,899      2,889,368
   Debt issue costs in connection
     with private placement                           489,200                        489,200
   Debt issue costs in connection
     with private investor loan                        28,158                         28,158
   Issuance of warrants for services                  380,802                        380,802
   Repricing of warrants issued                        85,200                         85,200
   Issuance of Series A  preferred                  1,497,000                      1,500,000
     stock
   Change in unrealized gains on
     available-for-sale-securities                                     (5,171)        (5,171)
   Net income                                         882,889                        882,889
                                               ---------------------------------------------
   Balance, December 31, 1998                    ($18,084,352)        $ 7,728     $6,250,446
                                               =============================================



   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                                  Year Ended December 31,
                                                              -------------------------------
                                                                   1998            1997
                                                              --------------- ---------------
Cash flows from operating activities:
Net income (loss)                                               $   882,889    $(5,219,833)
Adjustments to reconcile net income (loss) to operating
     cash flows:
          Depreciation and amortization                             289,022        233,111
          Issuance of warrants for services                         380,802        821,000
          Repricing of stock options                                 85,200         62,080
          Amortization of debt issue costs                           53,720
          Debt issue cost in connection with
               private investor loan                                 28,158           --
          Loss on sale of available-for-sale securities                --            7,046
          Changes in operating assets and liabilities:
               Prepaid expenses and other current assets              6,545        (55,086)
               Accounts payable                                       9,801         32,714
               Accrued expenses                                     (36,346)        84,896
                                                                -----------    -----------
          Net cash provided by (used in) operating activities     1,699,791     (4,034,072)
                                                                -----------    -----------
Cash flows from investing activities:
     Purchases of property and equipment                               --         (115,195)
     Sale of property and equipment                                  36,791           --
     Additions to patents                                          (144,183)      (215,432)
     Investments in available-for-sale securities, net             (499,507)         3,572

     Sale (purchase) of short-term investment                       546,591        (11,343)
                                                                -----------    -----------
          Net cash used in investing activities                     (60,308)      (338,398)
                                                                -----------    -----------
Cash flows from financing activities:
     Capital lease payments                                         (17,633)       (11,508)
     Proceeds from long-term borrowings                                --           14,410
     Repayment of long-term borrowings                             (296,546)      (235,425)
     Proceeds from issuance of common stock
       in  connection with exercise of warrants                        --          254,800
     Proceeds from short-term borrowing                             250,000        184,000
     Repayment of short-term borrowing                           (4,630,500)    (2,000,000)
     Other                                                             --           14,136
     Proceeds of private placement, debenture bonds               1,550,000           --
     Debt issue costs                                               (76,000)          --
     Proceeds of private placement, net of offering costs              --        4,617,497

     Proceeds from issuance of Series A preferred stock           1,500,000           --
                                                                -----------    -----------
          Net cash provided by (used in) financing activities    (1,720,679)     2,837,910
                                                                -----------    -----------
Decrease in cash                                                    (81,196)    (1,534,560)
Cash and cash equivalents, beginning of period                      114,079      1,648,639
                                                                -----------    -----------
Cash and cash equivalents, end of period                        $    32,883    $   114,079
                                                                -----------    -----------
Cash paid during the period:
     Interest                                                   $   219,176    $   396,144
                                                                -----------    -----------
Noncash investing and financing activities:
     Issuance of warrants in partial payment of patents                --      $   300,833
                                                                -----------    -----------
     Capital lease obligation incurred                                 --      $    49,000
                                                                -----------    -----------
     Change in unrealized gain (loss) on
          available-for-sale securities                         $    (5,171)   $   (10,596)
     Debt issue costs                                           $   489,200           --
                                                                -----------    -----------



    The accompanying notes are an integral part of these financial statements

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Nature of Business

     The Med-Design Corporation ("Med-Design") designs and develops safety medical devices intended to reduce the incidence of accidental needlesticks. Accordingly, Med-Design and its products are subject to various regulatory processes and approvals. Med-Design has three core products under development and several new products which are in the beginning stages of development. Med-Design was previously a development stage enterprise, as defined by Financial Accounting ("FAS") No. 7 "Accounting and Reporting by Development Stage Enterprise." On December 11, 1998, Med-Design signed a licensing agreement, an option agreement and an equity agreement with Becton, Dickinson and Company ("Becton Dickinson"). Under the terms of the agreement, Med-Design received an initial, non-refundable payment of $4.5 million and an equity investment of $1.5 million in Series A preferred stock.

2.  Significant Accounting Policies

Principles of consolidation:

    The accompanying consolidated financial statements include the accounts of The Med-Design Corporation and its wholly-owned subsidiaries, MDC Investment Holdings, Inc. and MDC Research Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents:

    Med-Design considers all bank depository cash accounts to be cash equivalents.

Concentrations of Credit Risk

    Financial instruments which potentially subject Med-Design to concentration of credit risk consist principally of cash and available-for-sale-securities. At December 31, 1998, none of Med-Design's cash balances exceeded FDIC insurance limits.

    Med-Design invests in high credit quality financial instruments and through diversification, attempts to limit the extent of credit exposure on available-for-sale-securities.

Short-term investments:

    Short-term investments represent an investment in a certificate of deposit. This investment is stated at cost plus accrued interest which equals market value. The short-term investment is restricted as collateral for an equipment financing facility.

Available-for-sale-securities:

     Med-Design's investments are classified as available-for-sale securities and accordingly any unrealized holding gains or losses, net of taxes, are excluded from income and recognized as a separate component of stockholders' equity until realized.

    Investments in marketable securities are made consistent with Med-Design's investment guidelines as developed by management and approved by the Board of Directors.

Property, plant and equipment:

    Property, plant and equipment are carried at cost. Assets held under capital lease are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased assets at the inception of the lease. Significant additions or improvements extending the asset's useful lives are capitalized.


                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

2.  Significant Accounting Policies, continued

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

Recoverability of long-lived assets:

    Med-Design's assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount may not be recoverable. Med-Design assesses the recoverability of its assets by determining whether the carrying value can be recovered through projected undiscounted future cash flows.

Patents:

    Patents, patent applications, and rights are stated at acquisition costs. Amortization of patents is recorded by using the straight-line method over the legal lives of the patents. Amortization expense from the years ended December 31, 1998 and 1997 was $36,602 and $9,840, respectively.

Debt Issue Cost:

    Debt issue costs consist of fees and other costs incurred in obtaining debt and are being amortized on a straight line basis over the life of the debt.

Revenue Recognition:

    License fee revenues from proprietary products are recognized upon the signing of a contract when Med-Design has no further obligation under the contract and when collectibility of the license fee is probable.

Income taxes:

    Med-Design accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Research and development:

    Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

Basic and Dilutive Earnings Per Share:

    Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period adjusted for the number of shares that would have been outstanding if the dilutive potential common shares had been issued.



                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

2.  Significant Account Policies, continued

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

Comprehensive Income:

    Med-Design adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" effective January 1, 1998. The new rules establish standards for the reporting of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. Such items consist primarily of unrealized gains and losses on marketable equity investments for Med-Design.

New Accounting Pronouncements

    In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 "Reporting on Costs of Start-Up Activities" ("SOP 98-5"), which is effective for fiscal year beginning after December 15, 1998. In June 1998, the Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivatives Instruments and Hedging Activities ("SFAS 133") which is effective for quarters of fiscal years beginning after June 15, 1999. Managements has reviewed the provisions of SOP 98-5 and SFAS No. 133 and the implementation of these standards is not expected to have any significant impact on its consolidated financial statements

3.  Available-for-Sale Securities

    Gross unrealized gains for the years ended December 31, 1998 and 1997 are as follows:


                                                         Gross
                                                      Unrealized
                                                         Gains
                                          Cost         (Losses)       Fair Value
                                          ----         --------       ----------

   At December 31, 1998:

   Corporate Debt Securities           $6,103,892       $ 7,728       $6,111,620
                                       ----------       -------       ----------
   At December 31, 1997:

   U.S. Government Obligations         $3,657,275       $12,476       $3,669,750

   Corporate Debt Securities            1,947,111           423        1,947,534
                                       ----------       -------       ----------

   Total                               $5,604,386       $12,899       $5,617,284
                                       ==========       =======       ==========



                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

3. Available-for-Sale Securities, continued

    Investment income for the years ended December 31, 1998 and 1997 consisted of the following:



                                                 1998          1997
                                                 ----          ----


    Realized gain on sale of
    available-for-sale securities                 $62          $817

    Realized loss on sale of
    available-for-sale securities                  --        (7,863)

    Interest income                           262,050       409,361

    Dividend income                                --         8,257
                                        ----------------------------
                           Total             $262,112      $410,572
                                        ============================

4. Property, Plant And Equipment

Balances of major classes of assets and accumulated depreciation at December 31, 1998 and 1997 are as follows:

                                            1998               1997
                                            ----               ----

     Leasehold improvements                $160,127           $160,127

     Machinery and equipment                657,371            668,280

     Office furniture & fixtures            329,114            422,087

     Computer equipment & software          337,768            337,768
                                         ------------------------------
                                         $1,484,380         $1,588,262

     Accumulated depreciation               619,113            406,781
                                         ------------------------------

                                           $865,267         $1,181,481
                                         ==============================


    Depreciation expense was $252,420 and $223,271 for the years ended December 31, 1998 and 1997, respectively.


                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

5.  Short-Term Borrowings

    In July 1995, Med-Design entered into a $3,000,000 revolving line of credit ("Loan Agreement") with its principal lending institution (the "Bank"). In 1996, the credit facility of the Loan Agreement was amended to $6,750,000, and Med-Design's equipment financing facility ("Equipment Loans") with the Bank was consolidated into the Loan Agreement. In August 1998 the bank initiated a fee for the unused amount of a loan facility. Med-Design amended its facility to $3,000,000, for which the amended Loan Agreement provides that advances under Equipment Loans will not exceed $600,000 of the $3,000,000. Borrowings to meet working capital needs bear interest at LIBOR plus 2.25 basis points (7.88% at December 31, 1998). Under the terms of the Loan Agreement, all borrowings must be fully collateralized by available-for-sale securities, cash equivalents, equipment financed, and general intangibles of Med-Design. Med-Design had no obligations under the line of credit at December 31, 1998 and $4,630,500 at December 31, 1997.

     On May 29, 1998, Med-Design obtained a loan from a private investor in the amount of $250,000 The loan is callable at the option of the holder upon change of control of Med-Design, upon any significant licensing or joint venture agreement or any refinancing in excess of $500,000. The loan bears interest at prime and includes an agreement to issue the holder 33,000 shares of common stock.

6.  Debt

    Debt at December 31, 1998 and 1997 consisted of the following:



                                                   1998         1997
                                                   ----         ----

Convertible debenture bonds                    $1,550,000

Bank term note, under equipment
financing facility, interest at prime plus
 .25%; fully collateralized                                  $   55,472

Bank term note, under financing facility
interest at the Bank's prime rate,
fully collateralized by applicable
equipment and the short-term
investment                                                     241,068

Capital lease obligations, at interest rates
ranging from 4.4% to 9.3%, with monthly
payments ranging from $182 to $987;
lease obligations are due through 2002             40,316       57,955
                                               ----------   ----------

                                                1,590,316      354,495
Less: current maturities                           10,492      199,821
                                               ----------   ----------
                                               $1,579,824   $  154,674
                                               ==========   ==========



                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

6.  Debt, continued

    The aggregated amount of debt and capital lease obligations maturing in each of the next five years, is as follows:

                                         Debt                 Capital Lease
                                   ------------------       ------------------
                     1999                                            $ 10,492
                     2000                                              17,337
                     2001                                              11,842
                     2002                                                 645
                     2003                  1,550,000
                                   ------------------       ------------------
                                          $1,550,000                 $ 40,316
                                   ==================       ==================



    Med-Design issued convertible debentures on June 29, 1998 and July 22, 1998 in the amount of $1,000,000 and $550,000 respectively. The debentures bear interest at 4% per annum payable quarterly in cash or stock at Med-Design's option, mature in five years, are convertible into 1,240,000 shares of common stock and are collateralized by a first lien on all patents pending and issued.

7.  Commitments and Contingencies

    Med-Design leases a building, office space, and other office equipment under noncancellable operating leases expiring at various times through December 31, 2000. The building lease provides an option to renew the lease for two additional thirty-six month periods.

    The following is a schedule of future minimum payments, by year and in the aggregate, of noncancellable operating leases with initial or remaining terms of greater than one year at December 31, 1998:

                  1999                               $196,411
                  2000                                134,776
                                                     --------
                  Total minimum
                     lease payments                  $331,187
                                                     ========

     In April 1998, Med-Design moved its Corporate Headquarters to its Ventura Ca. facility. The properties formerly located in Philadelphia Pa. were sublet but remain the obligation of Med-Design.

    Total rent expense under all operating leases for year ended December 31, 1998 and 1997 was $178,318 and $187,709 respectively.

    Med-Design has employment agreements renewable annually with the Chief Executive Officer, and certain other executives providing for salary to be paid over the term of their agreements which expire in the year 2000 and 1998, respectively. At December 31, 1998, the payments remaining under employment contracts total approximately $330,833.


                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8. Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted net income
(loss) per share:

1998
----
Basic Earnings Per Share
                                               Numerator       Denominator       EPS
                                             -----------       -----------      --------
Net Income                                   $   882,889
   Less preferred dividends earned                (2,581)
                                             -----------       -----------      --------
Basic Earnings Per Share                     $   880,308         7,951,570      $ 0.11

Diluted Earnings Per Share
   Preferred dividends earned                      2,581
   Interest on 4% convertible debenture           29,990
   Stock issued in connection with
       loan agreement                                               19,250
   Convertible debentures                                          431,290
   Stock options and warrants                                      133,290
                                             -----------       -----------      --------
Diluted Earnings Per Share                       912,879         8,535,400      $ 0.11

1997
----
Basic and diluted EPS
---------------------
                                             -----------       -----------      --------
Net loss to common shareholders              $(5,219,833)        7,850,756      $(0.66)


Options and warrants to purchase 1,580,000 shares of common stock as of December 31, 1998 and 1,504,000 as of December 31, 1997, together with Med-Design's Series A Convertible Preferred Stock of 300,000 shares, were not included in computing diluted earnings per share as the effect is antidilutive.

9.  Stockholders' Equity

    Preferred Stock

     In December 1998, as part of the licensing agreement with Med-Design issued 300,000 shares of Series A Convertible Preferred Stock for $1.5 million to Becton Dickinson. Dividends are payable semi-annually at the rate of 8% per annum on the Preferred Stock in cash or in additional shares of Preferred Stock (at the option of Med-Design). The Preferred Stock is convertible at the holders option, at the conversion price of $5.00 per share. At its option, Med-Design may convert the Preferred Stock into Common Stock at a conversion price ranging from $3.25 to $5.00 per share depending on the price of Med-Design's Common Stock during the 20 trading days prior to the date Med-Design gives notice of the conversion.


                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

9.  Stockholders' Equity, continued

    Common Stock

    Stock Option Plan

    In 1995, Med-Design created a Non-Qualified Stock Option Plan ("Stock Option Plan") which provides for the granting of 500,000 options to directors, officers, and other employees of Med-Design. Under the Stock Option Plan, the exercise price of each option may not be less than the fair market value (as of the date of grant) of Common Stock subject thereto and the term of each option may be no more than 10 years from the date of grant. Additionally, the Stock Option Plan provides for the issuance of options for the purchase of 16,000 shares of Common Stock annually to each non-employee director.

Options granted to employees expire in five years and vest at a rate of 20% per year. Options granted to directors expire in five years and vest one year from date of grant.

    Activity under the Stock Option Plan during the years ended December 31, 1998 and 1997 is as follows:


                                                           1998                         1997
                                          --------------------------------------------------------
                                                        Weighted-                        Weighted-
                                                         Average                          Average
                                                         Exercise                        Exercise
            Options                    Shares             Price             Shares         Price
--------------------------------------------------------------------------------------------------

Outstanding at beginning
     of year                             442,000         $5.53              289,000         $8.48

Granted                                  121,000         $1.56              186,500         $7.78

Exercised                                     --            --                   --            --

Canceled                                 (82,000)        $6.69              (33,500)       $11.79
                                 -----------------------------------------------------------------
Outstanding at end of year               481,000         $4.59              442,000         $9.35
                                 =================================================================
Options exercisable at
     year-end                            191,400                            135,400
                                 ===============                 ==================
Option price range at end
     of year                      $1.56 to $8.00                     $3.50 to $8.00
                                 ===============                 ==================
Weighted-average fair
     value of options granted
        during year                        $1.56                              $5.52
                                 ===============                 ==================



                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

Stock Option Plan, continued


    The following table summarizes information about fixed stock options outstanding at December 31, 1998:


                             Options Outstanding                                        Options Exercisable
                             ---------------------------------------------------------- ---------------------------------------
                                                    Weighted-
                                                     Average          Weighted-                                   Weighted-
                                Number              Remaining          Average                Number               Average
Range of                     Outstanding           Contractual        Exercise             Exercisable            Exercise
Exercise Prices          at December 31, 1998          Life             Price          at December 31, 1998         Price
-------------------------------------------------------------------------------------------------------------------------------
$1.56 to $3.50                 153,000                 4.1              $1.97                 32,000               $ 3.50

$4.50 to $8.00                 328,000                 2.6              $7.13                159,400               $ 6.65
                      ---------------------------------------------------------------------------------------------------------
$1.56 to $8.00                 481,000                 3.4              $4.55                191,400               $ 5.08
                      =========================================================================================================


    On October 10, 1997, Med-Design repriced previously issued stock options on 32,000 shares of Common Stock for two directors. The options were issued on June 3, 1996 at an exercise price of $20.50 a share and were repriced to $4.50 a share. In connection with the repricing of these stock options Med-Design recorded compensation expense of $62,080.

    Med-Design has adopted the disclosure only provisions of FAS No. 123, "Accounting for Stock-based Compensation." Accordingly, no compensation cost has been recognized for Med-Design's Stock Option Plan. Had compensation cost for Med-Design's Stock Option Plan been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of FAS No. 123, Med-Design's net loss and net income (loss) per share would have been increased to the pro forma amounts indicated below:


                                                                     1998               1997
                                                                     ----               ----
Net income (loss) - as reported                                    $882,889         ($5,219,833)
Net income (loss) - pro forma                                      $479,735         ($5,581,813)
Basic net income (loss) per share -as reported                       $0.11            ($0.66)
Fully diluted income (loss) per share - as reported                  $0.11               --
Basic net income (loss) per share - pro forma                        $0.06            ($0.68)
Fully diluted income (loss) per share - pro forma                    $0.06               --


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption used for grants in 1998: dividend yield of 0.00%; expected volatility of 84.45% to 92.98%; range of risk free interest rate of 5.13% to 5.5%. In
1997: dividend yield of 0.00%; expected volatility of .92%; risk free interest rate of 6.29%. Expected lives are based on actual terms of options granted.

     Warrants

     In connection with the initial public offering, Med-Design issued warrants to the Underwriter to purchase 300,000 shares of Common Stock, of which warrants to purchase 111,000 were exercised in 1996 and 52,000 were exercised in 1997. In addition, on August 15, 1995 Med-Design issued warrants to purchase from Med-Design 100,000 shares of Common Stock at $7.50 per share, in consideration for the execution of an agreement for consulting services. The warrants were exercisable upon issuance and expired on August 15, 1998.

                                  (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

    Warrants, continued

    On January 23, 1997, Med-Design completed the sale of 1,000,000 shares of Common Stock. In connection with the sale, Med-Design also sold to the placement agent, for nominal consideration, warrants to purchase 100,000 shares of Common Stock. These warrants are exercisable at a price of $5.50 per share of Common Stock for a period of four years commencing January 22, 1998.

    On March 19, 1997, Med-Design issued warrants to purchase 100,000 shares of Common Stock at an exercise price of $7.50 per share to a director of Med-Design, who was engaged to perform certain consulting services on behalf of Med-Design. The warrants are exercisable upon issuance and expire on March 19, 2000. In connection with the issuance of these warrants, Med-Design recorded consulting expense in the amount of $436,000 for the year ended December 31, 1997.

    On August 6, 1997, in connection with the acquisition of two patents, Med-Design issued warrants to purchase 75,000 shares of Common Stock at an exercise price of $5.75 per share. These warrants are exercisable on or before August 6, 2002.

    On October 10, 1997, Med-Design issued warrants to purchase 100,000 share of Common Stock at an exercise price of $5.44 to a director of Med-Design who was engaged to perform certain consulting services on behalf of Med-Design. These warrants are exercisable upon issuance and expire on October 10, 2000. In connection with the issuance of these warrants, Med-Design recorded consulting expense in the amount of $385,000 for the year ended December 31, 1997.

    On January 14, 1998, Med-Design issued warrants to purchase 50,000 shares of Common Stock at an exercise price of $2.88 per share to a director. The warrants are exercisable upon issuance and expire January 14, 2001.

    On January 14, 1998 Med-Design issued warrants to purchase 100,000 shares of common stock at an exercise price of $2.88 per share to a director of Med-Design who was engaged to perform certain consulting services. The warrants are exercisable upon issuance and expire on January 14, 2003. Med-Design recorded consulting expense of $194,000 in relation to these warrants.

    Med-Design also repriced 200,000 previously issued warrants to a director on January 14, 1998. The warrants were issued on March 19, 1997 and October 10, 1997 at an exercise price of $7.50 per share and $5.44 per share respectively and were repriced to $2.88. In connection with the repricing of these warrants Med-Design recorded consulting expense of $85,200.

    On September 9, 1998 Med-Design issued warrants to purchase 200,000 shares of common stock at a price of $1.25 per share to a director of Med-Design who was engaged to perform certain consulting services. The warrants vest upon completion of performance which was completed on December 23, 1998. The warrants expire on September 9, 2003. Med-Design recorded consulting expense of $186,802.

10. Defined Contribution Benefit Plan

    Med-Design sponsors a 401K defined contribution benefit plan. Participation in the plan is available to substantially all employees. There have been no Company contributions to this plan to date.



                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


11.  Income Taxes

The following is a summary of the components of income taxes from operations:

                                                                 1998                  1997
                                                            -----------------   ----------------

Current Provision
-------------------------------------------
Federal                                                                  --                   --
State                                                                    --                   --
                                                            -------------------------------------
                                                                         --                   --
Deferred Tax Benefit
-------------------------------------------
Federal                                                             309,012                   --
State                                                                83,875                   --
                                                            -------------------------------------
Total provision for income taxes                                    392,887                   --
Less: Reduction in valuation allowance                             (392,887)
                                                            -------------------------------------
                                                                         --
                                                            =====================================



The deferred income tax assets and liablilites recorded in the consolidated balance sheets at December 31, 1998 and 1997 are as follows:


                                                                  1998                 1997
                                                            -----------------     ----------------
Assets
------------------------------------------
Loss carryforwards                                                 2,672,376            3,765,025
Research and developement tax credit                                 225,549              192,175
Amortization                                                       2,000,856            1,541,838
Deferred compensation expense                                        207,371                   --

                                                            -------------------------------------
Total deferred tax assets                                          5,106,151            5,499,038

Valuation allowance                                               (5,106,151)          (5,499,038)

                                                            -------------------------------------
Net deferred tax assets (liabilities)                                     --                   --
                                                            -------------------------------------

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

11. Income Taxes, continued

At December 31, 1998, the Company has federal net operating loss carryforwards of approximately $6.5 million and for state tax purposes of approximately $4.2 million respectively. These NOL's start to expire in 2010 for federal tax purposes. A valuation allowance has been provided for the deferred tax asset. Other temporary differences are insignificant. The utilization of federal net operating loss may be limited by Section 382 of the Internal Revenue Code.


A reconciliation of the Federal statutory rate to the effective tax rate is as follows:
                                                1998                1997
                                          ----------------    ----------------

U.S. statutory federal income tax rate           309,011                  --
State tax rate                                    83,854                  --
Research and Development expenses                492,392                  --
Deferred compensation                            207,391                  --
Utilization of net operating losses           (1,092,648)                 --
                                          ----------------    ----------------
                                                      --                  --
                                          ----------------    ----------------
                                                       0                    0
                                          ================    ================

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



12. Related Party Transactions

    During 1998 and 1997, Med-Design paid $81,737 and $31,830 respectively, for legal services to a firm, of which a partner is a director, officer and stockholder of Med-Design

13. Fair Value of Financial Statements

The following methods and assumptions were considered by Med-Design in determining its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet approximates fair value.

Marketable securities: Available-for-sale securities consist of corporate bonds and U.S. Government Obligations. Fair value is based on quoted market prices.

Debt: Med-Design's debt is primarily a convertible debenture bond at 4% interest with a common stock conversion feature of $1.25 per share. The fair value of the convertible debenture at December 31, 1998 is approximately $4,340,100, based on the bid price of similar securities.

Convertible Preferred Stock: Convertible preferred stock at 8% interest with a common stock conversion feature of $5.00 per share. The fair value of convertible preferred stock at December 31, 1998 is approximately $1,200,000 based on the bid price of similar securities.