Form 10QSB
period 1999-03-31
MED-DESIGN CORP
filed 1999-05-14
CIK 943736

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
                     For the transition period from __ to__


                         Commission file number 0-25852
                                                -------



                           THE MED-DESIGN CORPORATION

        Delaware                                               77-0404919
------------------------                                ------------------------
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

                                   Yes X  No__
                                      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Common Stock - 7,951,570 shares of Common Stock, $.01 par value, outstanding as of May 13, 1999.

                           THE MED-DESIGN CORPORATION
                                   FORM 10-QSB



INDEX

                                                                                       Page Number

                         PART I - FINANCIAL INFORMATION


Item 1-     Financial Statements

            Consolidated Balance Sheets as of March 31, 1999 (unaudited) and as of
            December 31, 1998...................................................................3

            Consolidated Statements of Operations (unaudited)for the three months ended
            March 31, 1999 and 1998.............................................................4

            Consolidated Statements of Comprehensive Loss (unaudited)for the three months ended March 31, 1999 and 1998..........................................5

            Consolidated Statements of Cash Flows (unaudited)for the three months ended March 31, 1999 and 1998................................................6

            Notes to Consolidated Financial Statements (unaudited)............................7-8

Item 2-     Management's Discussion and Analysis of Plan of Operation .......................9-12


                           PART II - OTHER INFORMATION

Item 1-     Legal Proceedings..................................................................13

Item 2-     Changes in Securities..............................................................13

Item 3-     Defaults upon Senior Securities....................................................13

Item 4-     Submission of Matters to a Vote of Security Holders................................13

Item 5-     Other Information..................................................................13

Item 6-     Exhibits and Reports on Form 8-K...................................................13

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                                   March 31,        December 31,
                                                                                     1999              1998
                                                                                  (Unaudited)
                                                                                  -----------       ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                  $    417,731       $     32,883
     Available-for-sale securities                                                 4,796,936          6,111,620
     Prepaid expenses and other current assets                                       131,047            173,006
                                                                                ------------       ------------
          Total current assets                                                     5,345,714          6,317,509

     Property, plant, and equipment, net of accumulated depreciation of $675,043 and $619,113 at March 31, 1999 and
         December 31, 1998, respectively                                             815,767            865,267

     Patents, net of accumulated amortization of $90,945
         and $80,766 at March 31, 1999 and
         December 31, 1998, respectively                                             831,682            788,629

     Debt issue costs, net of accumulated amortization of
         $78,180 and $53,720 at March 31 1999 and
         December 31, 1998, respectively                                             487,020            511,480
                                                                                ------------       ------------
     Total Assets                                                               $  7,480,183       $  8,482,885
                                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                                      $    250,000       $    250,000
     Current maturities of long-term debt and capital lease obligations               10,492             10,492
     Accounts payable                                                                224,576            215,426
     Accrued expenses                                                                127,987            176,697
                                                                                ------------       ------------
          Total current liabilities                                                  613,055            652,615
                                                                                ------------       ------------

     Long-term debt and capital lease obligations, less current maturities         1,576,481          1,579,824
                                                                                ------------       ------------

          Total liabilities                                                        2,189,536          2,232,439
                                                                                ------------       ------------

Commitments and Contingencies


Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
         300,000 shares issued and outstanding                                         3,000              3,000
     Common stock, $.01 par value, 20,000,000 shares authorized;
         7,951,570 shares issued and outstanding                                      79,516             79,516
     Additional paid-in capital                                                   24,255,114         24,244,554
     Accumulated deficit                                                         (19,046,983)       (18,084,352)
     Accumulated other comprehensive income                                             --                7,728
                                                                                ------------       ------------
Total stockholders' equity                                                         5,290,647          6,250,446
                                                                                ------------       ------------
Total Liabilities and Stockholders Equity                                       $  7,480,183       $  8,482,885
                                                                                ============       ============



   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1999             1998
                                                    ----------       ----------


Operating expense:
  Marketing                                                 --      $    32,777
  General and administrative                       $   652,556          522,042
  Research and development                             299,927          284,652
                                                   -----------      -----------
  Total operating expenses                             952,483          839,471
                                                   -----------      -----------
  Loss from operations                                (952,483)        (839,471)
  Interest expense                                     (65,458)         (63,285)
  Investment income                                     55,310          163,990
                                                   -----------      -----------
Net loss                                           $  (962,631)     $  (738,766)
                                                   ===========      ===========
  Basic and diluted earnings per common share      $     (0.12)     $     (0.09)

Weighted average common shares outstanding           7,951,570        7,951,570
                                                   ===========      ===========


    The accompanying notes are an integral part of these financial statements

                     MED-DESIGN CORPORATION AND SUBSIDIARIES


                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)



                                        Three Months Ended March 31,

                                            1999            1998



Net loss                               ($962,631)      ($738,766)

Other comprehensive loss:

Unrealized holding gains (losses)
  on securities                             --            (9,787)


Comprehensive loss                     ($962,631)      ($748,553)
                                       =========       =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                               1999                1998
                                                             ----------------------------
Cash flows from operating activities:
Net loss                                                 $  (962,631)        $  (738,766)
Adjustments to reconcile net loss to operating
  cash flows:
     Depreciation and amortization                            66,108              68,234
     Issuance of warrants for services                        48,500
     Amortization of debt issue costs                         24,460                --
     Debt issue cost in connection with
       private investor loan                                  10,560                --
     Changes in operating assets and liabilities:
       Prepaid expenses and other current assets              41,959              66,223
       Accounts payable                                        9,150               2,761
       Accrued expenses                                      (48,710)           (108,744)
                                                         -----------         -----------
     Net cash used in operating activities                  (859,104)           (661,792)
                                                         -----------         -----------

Cash flows from investing activities:
   Purchases of property and equipment                        (6,429)               --
   Additions to patents                                      (53,232)            (90,739)
   Sale of available-for-sale-securities                   1,306,956           2,216,916
   Sale purchase of short-term investment                       --               546,591
                                                         -----------         -----------
     Net cash provided by investing activities             1,247,295           2,672,768
                                                         -----------         -----------
Cash flows from financing activities:
   Capital lease payments                                     (3,343)             (7,892)
   Repayment of long-term borrowings                            --              (296,540)
   Repayment of short-term borrowing                            --            (1,700,615)
                                                         -----------         -----------
     Net cash used in financing activities                    (3,343)         (2,005,047)
                                                         -----------         -----------
Increase in cash                                             384,848               5,929
Cash and cash equivalents, beginning of period                32,883             114,079
                                                         -----------         -----------
Cash and cash equivalents, end of period                 $   417,731         $   120,008
                                                         -----------         -----------
Noncash investing and financing activities:
  Change in unrealized gain (loss) on
     available-for-sale securities                       $      --           ($    9,787)
                                                         -----------         -----------




    The accompanying notes are an integral part of these financial statements

                     MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Significant Accounting Policies

     Basis of Presentation

     The financial information included herein is unaudited, except for the balance sheet as of December 31, 1998; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

     The accompanying financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context requires, the "Company") and its wholly-owned subsidiaries, MDC Investment Holdings, Inc. ("MDC Holdings") and MDC Research Ltd. All significant intercompany transactions and accounts are eliminated.

     The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB and Rule 310 (b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, which were included as part of the Company's Annual Report on Form 10-KSB. Operating results for the three month period ending March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2. Basic and Diluted Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:



                                                   Three months ended
                                                        March 31,
                                                 1999               1998
                                             -----------         ----------

Net Loss                                     $  (962,631)        $  (738,766)
                                             ===========         ===========
Weighted average common shares
outstanding used to compute basic
and diluted net loss per common share          7,951,570           7,951,570
                                             ===========         ===========
Basic and diluted net loss per share         $     (0.12)        $     (0.09)
                                             ===========         ===========



Options and warrants to purchase 1,718,000 shares of common stock as of March 31, 1999 and 1,204,000 as of March 31, 1998, were not included in computing diluted earnings per share as the effect was antidilutive.

Convertible debentures with an option to purchase 1,240,000 shares of common stock and a promissory note issued in connection with a loan payment with a commitment to issue 33,000 shares of common stock as of March 31, 1999; were not included in computing diluted earnings per share as the effect was antidilutive.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report contains forward-looking statements relating to such matters as anticipated business performance, business prospects, technological developments, product development, new products, research and development activities and similar matters. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions are intended to identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, The Med-Design Corporation ("Med-Design") notes that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections of this Annual Report entitled "Business - Products Under Development," "Business - Research and Development," "Business - Competition," "Business - Marketing and Sales," "Business - Manufacturing," "Business - Patents and Proprietary Rights," "Business - Government
Regulation," "Management's Discussion and Analysis or Plan of Operation - Results of Operation," "Management's Discussion and Analysis or Plan of Operation - Plan of Operation," "Management's Discussion and Analysis or Plan of Operation - Year 2000 Issues," "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Med-Design undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that Med-Design files from time to time with the Securities and Exchange Commission and in public communications made by Med-Design.

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

     On March 14, 1995, the Company organized a wholly-owned subsidiary, MDC Investment Holdings, Inc. ("MDC Holdings"), under the laws of the State of Delaware. The Company entered into an Agreement of Merger on April 5, 1995 (the "Merger Agreement") with MDC Holdings and Med-Design Inc., a California corporation ("MDI"), pursuant to which MDI merged with and into MDC Holdings, the surviving corporation (the "Merger"), and the Company issued and delivered 1,219,742 shares of Common Stock to the MDI shareholders in exchange for their shares of MDI Common Stock. In addition, the Company issued a non-interest bearing promissory note in the principal amount of $1,000,000 (the "Note") payable to the former MDI shareholders, which was collateralized by all of the issued and outstanding shares of the Common Stock, $ 0.01 par value per share, of MDC Holdings. In connection with the Merger, the Company issued and delivered 3,572 shares of Common Stock to a former noteholder of MDI to satisfy an obligation of MDI. The Note was fully paid from a portion of the net proceeds of the Company's initial public offering of 3,450,000 shares of its Common Stock in June 1995 ("Initial Public Offering"). The Company's acquisition of MDI was accounted for in accordance with the purchase method, under which the purchase price was allocated to the assets of MDI based on the fair market value of such assets. The excess of the purchase price over the fair market value of the net assets acquired was treated as purchased research.

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

     In connection with the Placement, for nominal consideration, the Company agreed to sell warrants to Fine Equities, Inc., the Company's placement agent with respect to the Placement (the "Placement Agent"), to purchase 100,000 shares of Common Stock ("Placement Agent Warrants"). The Placement Agent Warrants are exercisable at a price of $5.50 a share of Common Stock for a period of four years commencing January 22, 1999.

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

     On December 11, 1998, The Med-Design Corporation signed a multi-product licensing agreement, an option licensing agreement and an equity agreement with Becton, Dickinson and Company, ("Becton Dickinson"), a New Jersey based global medical technology company. Med-Design granted Becton Dickinson the exclusive worldwide rights to manufacture and sell Med-Design's Safety Blood Collection Needle, Safety Winged Set Blood Collection Needle, Safety I.V. Catheter, Safety Wing Needle Set/Catheter and Safety PICC Introducer Catheter Insertion Device and a one year option, with terms and conditions to be negotiated, to license the Safety Hypodermic Syringe (fixed or stake needle type), the Safety Hypodermic Syringe (luer type), the Safety Arterial Blood Gas Syringe (add-on type), the Safety Pre-Filled Glass Syringe (luer type), and the Safety Pre-Filled Glass Syringe (fixed or stake needle type). Under the terms of the agreements, Med-Design received an initial, non-refundable payment of $4.5 million, an equity investment of $1.5 million and continuing royalty payments for the life of the patents payable on Becton Dickinson's net sales of licensed products. Becton Dickinson invested $1.5 million in Med-Design through the purchase of 300,000 shares of Series A Convertible Preferred Stock, convertible into Med-Design's common shares at $5.00 per share. Becton Dickinson is entitled to designate one member on Med-Design's Board of Directors. Med-Design previously signed a development and licensing agreement for its proprietary Safety I.V. Catheter with Graphic Controls Corporation, which was canceled by mutual agreement with no obligation to either party.

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

     Research and development expenses amounted to $299,927 and $284,652 for the three month period ending March 31, 1999 and 1998, respectively.

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

Technology Transfer

     The transfer of technology for the Safety Blood Collection Needle, Safety Winged Set Blood Collection Needle, Safety Catheter, Safety Wing Needle Set/Catheter and Safety PICC Introducer Catheter Insertion Device to Becton Dickinson under the terms of a license agreement is currently underway and is expected to be completed during June, 1999.

Optional Products

     Med-Design also plans to complete concept development of the Safety Hypodermic Syringe (fixed or stake needle type), the Safety Hypodermic Syringe (luer type), the Safety Arterial Blood Gas Syringe Needle (add-on type), the Safety Pre-Filled Glass Syringe (luer type), and the Safety Pre-Filled Glass Syringe (fixed or stake needle type), each of which is subject to Becton Dickinson's option to license. Med-Design is obligated, at Becton Dickinson's request, to negotiate for the licensing of such products during the one year term of the option agreement.

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

Liquidity and Capital Resources

     At March 31, 1999, Med-Design was party to a revolving line of credit totaling $3,000,000 with its principal lending institution. This facility can be used to fund working capital needs and finance capital equipment purchases; provided, however, that advances for capital equipment financing cannot exceed $600,000. Borrowings to meet working capital needs bear interest at LIBOR plus
2.25 basis points, while borrowings to finance capital equipment purchases bear interest at prime plus 2.5%. Pursuant to the terms of the facility, all borrowings must be fully collateralized by available-for-sale securities, cash, cash equivalents, equipment financed, and general intangibles of Med-Design. There was no obligation outstanding under the agreement at March 31, 1999. The facility expires on June 30,1999 and there is no assurance that Med-Design will be successful in negotiating a continuation of the availability of the Loan Agreement and what terms will be made available to Med-Design.

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

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

     (a) List of Exhibits filed pursuant to Item 601 of Regulation S-B. The following exhibits are filed with this Report on Form 10-QSB.

Exhibit
Number                              Description
-------                             -----------

   27*       Financial Data Schedule.

    (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

*     Electronic filing only.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.



                                             The Med-Design Corporation

Date: May 13, 1999




                                             /s/ James M. Donegan
                                             -----------------------------------
                                             James M. Donegan
                                             Chief Executive Officer



                                             /s/ Lawrence D. Ellis
                                             -----------------------------------
                                             Lawrence D. Ellis
                                             Chief Financial Officer