Form 10QSB
period 1999-06-30
MED-DESIGN CORP
filed 1999-08-13
CIK 943736

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                  (805)339-0375
                                ----------------

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

                    COMMON STOCK - 7,951,770 SHARES OF COMMON
                      STOCK, $.01 PAR VALUE, OUTSTANDING AS
                               OF AUGUST 6, 1999.

                           THE MED-DESIGN CORPORATION
                                   FORM 10-QSB



INDEX

                                                                     Page Number

                         PART 1 - FINANCIAL INFORMATION


Item 1-     Financial Statements
             Consolidated Balance Sheets as of June 30, 1999 (unaudited) and as of
             December 31, 1998 ............................................................................3

             Consolidated Statements of Operations for the three and six months ended
                 June 30, 1999 and 1998 (unaudited)........................................................4

             Consolidated Statements of Comprehensive Loss for the three and six months ended
             June 30, 1999 and 1998 (unaudited)............................................................5

             Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998 (unaudited)..........................................................................6

             Notes to Consolidated Financial Statements (unaudited) .......................................7

Item 2-    Management's Discussion and Analysis of Plan of Operation ...................................8-12


                           PART II - OTHER INFORMATION

Item 1-    Legal Proceedings .............................................................................13

Item 2-    Changes in Securities .........................................................................13

Item 3-    Defaults upon Senior Securities ...............................................................13

Item 4-    Submission of Matters to a Vote of Security Holders ...........................................13

Item 5-    Other Information .............................................................................13

Item 6-    Exhibits and Reports on Form 8-K ..............................................................13

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                                                   June 30,     December 31,
                                                                                     1999           1998
                                                                                  (Unaudited)
                                                                                 ------------    -----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                   $    432,293    $     32,883
     Available-for-sale securities                                                  3,793,028       6,111,620
     Prepaid expenses and other current assets                                        302,230         173,006
                                                                                 ------------    ------------
          Total current assets                                                      4,527,551       6,317,509
     Property, plant, and equipment, net of accumulated
          depreciation and amortization of $731,633 and $619,113
          at June 30, 1999 and December 31, 1998, respectively                        775,033         865,267
     Patents, net of accumulated amortization of $102,329 and $80,766
          at June 30, 1999 and December 31, 1998, respectively                        864,663         788,629
     Debt issue costs, net of accumulated amortization of $102,640 and $53,720
          at June 30, 1999 and December 31, 1998, respectively                        462,560         511,480
                                                                                 ------------    ------------
     Total Assets                                                                $  6,629,807    $  8,482,885
                                                                                 ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term borrowings                                                       $    250,000    $    250,000
     Current maturities of long-term debt and capital lease obligations                10,492          10,492
     Accounts payable                                                                 223,738         215,426
     Accrued expenses                                                                 113,847         176,697
          Total current liabilities                                                   598,077         652,615
                                                                                 ------------    ------------
Long-term debt and capital lease obligations, less current maturities               1,573,138       1,579,824
                                                                                 ------------    ------------
          Total liabilities                                                         2,171,215       2,232,439
                                                                                 ------------    ------------
Commitments and Contingencies
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
         300,000 shares issued and outstanding                                          3,000           3,000
     Common stock, $.01 par value, 20,000,000 shares authorized;
          7,951,570 shares issued and outstanding
          at June 30, 1999 and December 31, 1998, respectively                         79,516          79,516
     Additional paid-in capital                                                    24,276,399      24,244,554
     Accumulated deficit                                                          (19,900,323)    (18,084,352)
     Accumulated other comprehensive income                                                 0           7,728
                                                                                 ------------    ------------
     Total stockholders' equity                                                     4,458,592       6,250,446
                                                                                 ------------    ------------
     Total Liabilities and Stockholders Equity                                   $  6,629,807    $  8,482,885
                                                                                 ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended            Six Months Ended
                                                              June 30,                       June 30,
                                                    ---------------------------     --------------------------

                                                        1999           1998           1999             1998
                                                    -----------     -----------     ----------      ----------
Operating expense:
     Marketing                                             --       $    39,265            --       $    72,042
     General and administrative                     $   522,021         558,034     $ 1,174,577       1,080,076
     Research and development                           323,509         286,934         623,436         571,586
                                                    -----------     -----------     -----------     -----------
          Total operating expenses                      845,530         884,233       1,798,013       1,723,704
     Loss from operations                              (845,530)       (884,233)     (1,798,013)     (1,723,704)
     Interest expense                                   (71,047)        (60,949)       (136,505)       (124,234)
     Investment income                                   63,237          47,760         118,547         211,750
                                                    -----------     -----------     -----------     -----------
     Net loss                                       ($  853,340)    ($  897,422)    ($1,815,971)    ($1,636,188)
                                                    ===========     ===========     ===========     ===========
     Basic and diluted earnings per common share    ($     0.11)    ($     0.11)    ($     0.23)    ($     0.21)
                                                    ===========     ===========     ===========     ===========
     Weighted average common shares outstanding       7,951,570       7,951,570       7,951,570       7,951,570
                                                    ===========     ===========     ===========     ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)


                                      Three Months Ended               Six Months Ended
                                           June 30,                         June 30,
                                  ---------------------------     ---------------------------

                                     1999            1998            1999            1998
                                  ------------    -----------     ------------    -----------
Net loss                          ($  853,340)    ($  897,422)    ($1,815,971)    ($1,636,188)
Other comprehensive loss:
     Unrealized holding losses
    on securities                           0          (1,766)              0         (11,553)
                                  -----------     -----------     -----------     -----------
Comprehensive loss                ($  853,340)    ($  899,188)    ($1,815,971)    ($1,647,741)
                                  ===========     ===========     ===========     ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            Six Months Ended June 30,
                                                            ---------------------------
                                                                1999           1998
                                                            -----------     -----------
Cash flows from operating activities:
Net Loss                                                    ($1,815,971)    ($1,636,188)
Adjustments to reconcile net loss to operating
     cash flows:
          Depreciation and amortization                         134,083         156,951
          Issuance of warrants for services                                      97,000
          Amortization of debt issue costs                       48,920           6,704
          Debt issue cost in connection with
               private investor loan                             31,845            --
          Changes in operating assets and liabilities:
               Prepaid expenses and other current assets       (129,224)       (111,731)
               Accounts payable                                   8,312          (4,054)
               Accrued expenses                                 (62,850)         73,312
                                                            -----------     -----------

          Net cash used in operating activities              (1,784,885)     (1,418,006)
                                                            -----------     -----------

Cash flows from investing activities
     Purchases of property and equipment                        (22,285)         63,795
     Additions to patents                                       (97,598)       (108,063)
     Investment in available-for-sale-securities                               (950,000)
     Sale of available-for-sale securities                    2,310,864       4,921,914
     Sale of short-term investment                                              546,591
                                                            -----------     -----------

          Net cash provided by investing activities           2,190,981       4,474,237
                                                            -----------     -----------

Cash flows from financing activities:
     Capital lease payments                                      (6,686)        (10,893)
     Repayment of long-term borrowings                                         (296,600)
     Proceeds from short-term borrowings                                        250,000
     Repayment of short-term borrowing                                       (4,000,615)
     Debt issue costs                                                           (50,000)
     Proceeds of private placement, debenture bond                            1,000,000
                                                            -----------
          Net cash used in financing activities                  (6,686)     (3,108,108)
                                                            -----------     -----------

Increase in cash                                                399,410         (51,877)
Cash and cash equivalents, beginning of period                   32,883         114,079
                                                            -----------     -----------
Cash and cash equivalents, end of period                    $   432,293          62,202
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

     The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB and Rule 310b of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, which were included as part of the Company's Annual Report on Form 10-KSBA. Operating results for the three month period and six month period ending June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2.  BASIC AND DILUTED LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:


                                            Three months ended            Six months ended
                                                 June 30,                      June 30,
                                           1999          1998           1999            1998
                                         ---------     ---------     -----------     -----------
Net Loss                                 ($853,340)    ($897,422)    ($1,815,971)    ($1,636,188)
                                         =========     =========     ===========     ===========
Weighted average common shares
outstanding used to compute basic and
diluted net loss per common share        7,951,570     7,951,570       7,951,570       7,951,570
                                         =========     =========     ===========     ===========
Basic and diluted net loss per share     ($   0.11)    ($   0.11)    ($     0.23)    ($     0.21)
                                         =========     =========     ===========     ===========


Options and warrants to purchase 1,718,000 shares of common stock as of June 30, 1999 and 1,204,000 as of June 30, 1998, were not included in computing diluted earnings per share as the effect was antidilutive.

Convertible debentures with an option to purchase 1,240,000 shares of common stock and a promissory note issued in connection with a loan with a commitment to issue 66,000 shares of common stock as of June 30, 1999, were not included in computing diluted earning per share as the effect was dilutive.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report contains forward-looking statements relating to such matters as anticipated business performance, business prospects, technological developments, product development, new products, research and development activities and similar matters. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect, and "intend" and other similar expressions are intended to identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, The Med-Design Corporation ("Med-Design") notes that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections of this Annual Report entitled "Business - Products Under Development," "Business - Research and Development," "Business - Competition," "Business - Marketing and Sales," " Business - Manufacturing," "Business - Patents and Proprietary Rights," " Business - Government Regulation," "Management's Discussion and Analysis or Plan of Operation - Results of Operation," "Management's Discussion and Analysis or Plan of Operation - Plan of Operation," "Management's Discussion and Analysis or Plan of Operation - Year 2000 Issues," "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Med-Design undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that Med-Design files from time to time with the Securities and Exchange Commission and in public communications made by Med-Design.

BUSINESS OVERVIEW

     The Med-Design Corporation was incorporated in Delaware on November 14, 1994. On February 28, 1995, The Med-Design Corporation, a Pennsylvania corporation, incorporated on December 13, 1993, was merged with and into the Company.

     The Med-Design Corporation (hereinafter referred to as the "Company") designs and develops safety medical devices intended to reduce the incidence of accidental needlesticks. The Company currently has a portfolio of 24 products which includes its three core products under development: the Retractable Needle Hypodermic Syringe (the "Safety Syringe"), the Retractable Needle Vacuum Tube Phlebotomy Set (the "Safety Phlebotomy Set"), and the Retractable Needle Intravenous Catheter Insertion Device (the "Safety Catheter"). These products are similar in appearance and size to the standard devices in use. Such products incorporate the Company's novel proprietary retraction technology that enables a health care professional, with no substantial change in operating technique and using one hand, to permanently retract the needle of the device into the body of the device that can be safely discarded.

     In addition to the core products the Company also has several new safety products which are in various stages of development. These additional product developments include the Safety PICC Introducer Catheter Insertion Device, Safety Guidewire Introducer, Safety Winged Set Blood Collection Needle, Safety Arterial Blood Gas Syringe, Safety Pre-Filled Vial Injector, Safety Pre-Filled Glass Syringe, Safety Wing Needle Set/Catheter, Safety Blood Donor Needle, Safety Y-Port Infusion Needle, and Safety Winged Fistula Needle, and a number of additional products in early stages of development. These products also incorporate the Company's proprietary retraction technology and are designed to reduce the incidence of accidental needlesticks. The Company has developed various sizes and designs of these products to accommodate the specific requirements of potential strategic alliances for medical and dental applications.

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

     On May 29, 1998, the Company obtained a loan from a private investor in the amount of $250,000. The loan is due in one year with interest at prime rate payable quarterly. The loan is callable upon change of control of the Company, the signing of any significant licensing or joint venture agreement, or any refinancing of the Company in excess of $500,000. As a condition of the loan the Company also agreed to issue the lender 33,000 shares of common stock which is earned pro rata over the period of one year as long as the full amount of the loan remains outstanding. The loan was due on May 29, 1999 and the Company is negotiating the possible renewal under terms to agreed upon while continuing to pay interest under terms of the previous agreement.

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

     On July 30, 1999, the Company signed an additional development agreement with Becton, Dickinson and Company. Under the terms of this agreement, Med-Design will assist Becton Dickinson in certain additional tasks to expedite the market release of BD's new safety I.V. catheter device. This agreement provides for Med-Design to perform certain tasks in support of the required FDA filing for the new products and provides a protocol for potential additional design, development, testing and manufacturing business going forward.

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

     Med-Design has reviewed its internal program and has determined that there are no material Year 2000 issues within Med-Design's systems. Med-Design has engaged its network service provider to examine all software utilized in Med-Design's operations to ensure Year 2000 compliance. Additionally, Med-Design is working with its suppliers and its licensee to determine the extent to which such third parties' systems (insofar as they relate to Med-Design's business) are subject to the Year 2000 issue, and expects to complete such inquiries, and remedy any material issues before the end of 1999. Med-Design estimates that the total costs of the Year 2000 project will be approximately $10,000, $4,000 of which represents capital costs and approximately $6,000 represents costs to outside vendors. As of June 30, 1999, Med-Design had incurred approximately $6,000 of Year 2000 costs. Due to the uncertainty inherent in the Year 2000 process, Med-Design is unable to determine a reasonable worst case scenario at this time. The costs of the Year 2000 project and the date on which Med-Design plans to complete the Year 2000 project tasks are based on management's best estimates which were determined utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification factors and other factors. As a result, there can be no assurance that these forward looking estimates will be achieved, and the actual costs and compliance by vendors, licensees and other third parties could differ materially from Med-Design's current expectations, resulting in material financial risk.

RESULTS OF OPERATIONS

     The Company has devoted substantially all of its research and development efforts since its formation to development related to safety needles and the designs and development of the equipment necessary to assemble the safety needle device.

     Research and development expenses amounted to $623,436 and $571,586 for the six month period ending June 30, 1999 and 1998, respectively.

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

Technology Transfer

     The transfer of technology for the Safety Catheter and Safety PICC Introducer Catheter Insertion Device to Becton Dickinson under the terms of a license agreement has been completed. The transfer of technology for the Safety Winged Set Blood Collection Needle to Becton Dickinson is expected to be completed during the third quarter of 1999, and the transfer of technology for the Safety Blood Collection Needle and the Safety Wing Needle Set/Catheter is expected to be completed during the fourth quarter of 1999.

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

     As of June 30, 1999, Med-Design employed 17 people on a full-time basis and one person on a part-time basis. Med-Design anticipates increasing employees in certain strategic areas pending the outcome of continued discussions and negotiations with third parties regarding the licensing or joint venture of its early stage development products. Med-Design will however reassess its personnel requirements as business activity dictates.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, Med-Design was party to a revolving line of credit totaling $3,000,000 with its principal lending institution. This facility can be used to fund working capital needs and finance capital equipment purchases; provided, however, that advances for capital equipment financing cannot exceed $600,000. Borrowings to meet working capital needs bear interest at LIBOR plus
2.25 basis points, while borrowings to finance capital equipment purchases bear interest at prime plus 2.5%. Pursuant to the terms of the facility, all borrowings must be fully collateralized by available-for-sale securities, cash, cash equivalents, equipment financed, and general intangibles of Med-Design. There was no obligation outstanding under the agreement at June 30, 1999. The facility expires on June 30, 2000 and there is no assurance that Med-Design will be successful in negotiating a continuation of the availability of the Loan Agreement and what terms will be made available to Med-Design.

     Management believes that Med-Design has sufficient funds to support its planned operations and capital expenditures for the next twelve months. Thereafter Med-Design will rely on negotiating licensing and royalty agreements with its current and future strategic partners. Becton Dickinson, as part of the option licensing agreement, was granted an option to license several products. No assurance, however, can be given that Med-Design will be able to conclude final negotiations on these option products. If Med-Design is unsuccessful in negotiating future agreements, Med-Design may be required to reduce substantially, or eliminate certain areas of its product development activities, limit its operations significantly, or otherwise modify its business strategy.

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

Item 5 - Other Information

          None.

Item 6 - Exhibits and Reports on Form 8-K

       (a) List of Exhibits filed pursuant to Item 601 of Regulation S-B. The following exhibits are filed with this Report on Form 10-QSB.

Exhibit
Number                         Description
------                         -----------

   27*            Financial Data Schedule.

   (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1999.

* Electronic filing only.

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                          The Med-Design Corporation

Date: August 13, 1999




                                          /s/ James M. Donegan
                                          -----------------------------
                                          James M. Donegan
                                          Chief Executive Officer



                                          /s/ Lawrence D. Ellis
                                          -----------------------------
                                          Lawrence D. Ellis
                                          Chief Financial Officer