Form 10QSB
period 1999-09-30
MED-DESIGN CORP
filed 1999-11-15
CIK 943736

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
                FOR THE TRANSITION PERIOD FROM ________ TO_______


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

                                   YES  X  NO__
                                       ---

     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER=S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

                    COMMON STOCK - 7,951,770 SHARES OF COMMON
                      STOCK, $.01 PAR VALUE, OUTSTANDING AS
                             OF NOVEMBER 12, 1999.

                           THE MED-DESIGN CORPORATION

INDEX

                                                                                                                   Page Number
                                                                                                                   -----------
                         PART 1 - FINANCIAL INFORMATION


Item 1-     Financial Statements

             Consolidated Balance Sheets as of September 30, 1999 (unaudited) and as of
             December 31, 1998 ..............................................................................................3

             Consolidated Statements of Operations for the three and nine months ended
             September 30, 1999 and 1998 (unaudited) ........................................................................4

             Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 1999 and 1998 (unaudited) ......................................................5

             Consolidated Statements of Cash Flows for the nine months ended
             September 30, 1999 and 1998 (unaudited) ........................................................................6

             Notes to Consolidated Financial Statements (unaudited) .........................................................7

Item 2-    Management's Discussion and Analysis of Plan of Operation .....................................................8-12


                           PART II - OTHER INFORMATION

Item 1-    Legal Proceedings ...............................................................................................13

Item 2-    Changes in Securities ...........................................................................................13
s
Item 3-    Defaults upon Senior Securities .................................................................................13

Item 4-    Submission of Matters to a Vote of Security Holders ..........................................................13-14

Item 5-    Other Information ...............................................................................................14

Item 6-    Exhibits and Reports on Form 8-K ................................................................................14


                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,        December 31,
                                                                                      1999                1998
                                                                                  -------------       --------------
                                                                                   (Unaudited)
ASSETS

Current assets:

     Cash and cash equivalents                                                    $     784,571       $      32,883

     Available-for-sale securities                                                    2,638,714           6,111,620

     Prepaid expenses and other current assets                                          248,049             173,006

          Total current assets                                                        3,671,334           6,317,509

     Property, plant, and equipment, net of accumulated
          depreciation and amortization of $787,961 and $619,113
          at September 30, 1999 and December 31, 1998, respectively                     730,729             865,267

     Patents, net of accumulated amortization of $113,778 and $80,766
          at September 30, 1999 and December 31, 1998, respectively                     904,951             788,629

     Debt issue costs, net of accumulated amortization of $127,100 and
          $53,720 at September 30, 1999 and December 31, 1998, respectively             438,100             511,480


     Total Assets                                                                 $   5,745,114       $   8,482,885

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Short-term borrowings                                                        $     250,000       $     250,000

     Current maturities of long-term debt and capital lease obligations                  12,251              10,492

     Accounts payable                                                                   221,123             215,426

     Accrued expenses                                                                   124,358             176,697
                                                                                  -------------       --------------

          Total current liabilities                                                     607,732             652,615

Long-term debt and capital lease obligations, less current maturities                 1,578,556           1,579,824

          Total liabilities                                                           2,186,288           2,232,439

Commitments and Contingencies

Stockholders' equity:

     Preferred stock, $.01 par value, 5,000,000 shares authorized;
         300,000 shares issued and outstanding                                            3,000               3,000

     Common stock, $.01 par value, 20,000,000 shares authorized;
          7,951,770 shares issued and outstanding
          at September 30, 1999 and December 31, 1998, respectively                      79,518              79,516

     Additional paid-in capital                                                      24,319,782          24,244,554

     Accumulated deficit                                                           (20,848,600)
                                                                                                       (18,084,352)

     Accumulated other comprehensive income                                               5,126               7,728

     Total stockholders' equity                                                       3,558,826           6,250,446

     Total Liabilities and Stockholders' Equity                                   $   5,745,114       $   8,482,885
                                                                                  =============       ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Three Months Ended                       Nine Months Ended
                                                                 September 30,                            September 30,
                                                        ---------------------------            --------------------------------
                                                           1999             1998                   1999                 1998
Operating expense:

     Marketing                                                  --           $6,319                      --             $78,361

     General and administrative                           $612,253          478,822              $1,786,830           1,558,898

     Research and development                              296,877          254,154                 920,313             825,740
                                                        ----------        ---------             -----------         -----------

          Total operating expenses                         909,130          739,295               2,707,143           2,462,999

     Loss from operations                                 (909,130)        (739,295)             (2,707,143)         (2,462,999)

     Interest expense                                      (88,566)         (72,149)               (225,071)           (196,383)

     Investment income                                      49,419           35,169                 167,966             246,919

     Net loss                                            ($948,277)       ($776,275)            ($2,764,248)        ($2,412,463)

     Basic and diluted earnings per common share
                                                            ($0.12)          ($0.10)                 ($0.35)             ($0.30)

     Weighted average common shares outstanding
                                                         7,951,703        7,951,570               7,951,603           7,951,570
                                                        ==========        =========             ===========         ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)

                                                    Three Months Ended                    Nine Months Ended
                                                       September 30,                        September 30,
                                                ---------------------------       ---------------------------------
                                                   1999             1998              1999                1998
Net loss                                        ($948,277)       ($776,275)       ($2,764,248)         ($2,412,463)

Other comprehensive loss:

     Unrealized holding
       losses on securities                        (2,602)            (401)            (2,602)             (11,954)

Comprehensive loss                              ($950,879)       ($776,676)       ($2,766,850)         ($2,424,417)
                                                ==========       ==========       ============         ============

        The accompanying notes are an integral part of these consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine Months Ended September 30,
                                                              -------------------------------

                                                                   1999              1998
                                                               -----------       -----------
Cash flows from operating activities:
Net Loss                                                       ($2,764,248)      ($2,412,463)
Adjustments to reconcile net loss to operating
     cash flows:
          Depreciation and amortization                            201,858           225,561
          Issuance of warrants for services                                          145,501
          Amortization of debt issue costs                          73,380            35,032
          Debt issue cost in connection with
              private investor loan                                 74,580
          Changes in operating assets and liabilities:
               Prepaid expenses and other current assets           (75,043)          (67,009)
               Accounts payable                                      5,697          (110,356)
               Accrued expenses                                    (52,339)          (24,204)
          Net cash used in operating activities                 (2,536,115)       (2,207,938)
                                                               -----------       -----------
Cash flows from investing activities
     Sale (purchases) of property and equipment                    (23,508)           63,795
     Additions to patents                                         (149,334)         (122,653)
     Investment in available-for-sale-securities                                  (1,474,587)
     Sale of available-for-sale securities                       3,470,304         6,436,487
     Sale of short-term investment                                                   546,591
                                                               -----------       -----------
          Net cash provided by investing activities              3,297,462         5,449,633
                                                               -----------       -----------
Cash flows from financing activities:
      Capital lease payments                                       (10,309)          (14,291)
      Stock options exercised                                          650
      Repayment of long-term borrowings                                             (296,546)
      Proceeds from short-term borrowings                                            250,000
      Repayment of short-term borrowing                                           (4,630,500)
      Debt issue costs                                                               (76,000)
      Proceeds of private placement, debenture bond                                1,550,000
                                                               -----------
           Net cash used in financing activities                    (9,659)       (3,217,337)
                                                               -----------       -----------
Increase in cash                                                   751,688            24,358
Cash and cash equivalents, beginning of period                      32,883           114,079
                                                               -----------       -----------
Cash and cash equivalents, end of period                       $   784,571       $   138,437
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

     The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, which were included as part of the Company's Annual Report on Form 10-KSB-A. Operating results for the three month period and nine month period ending September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2.  Basic and Diluted Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                            Three months ended                       Nine months ended
                                                              September 30,                            September 30,
                                                          1999                 1998                1999                 1998
                                                       ---------            ---------          -----------          -----------
Net Loss                                               ($948,277)           ($776,275)         ($2,764,248)         ($2,412,463)
                                                       =========            =========          ===========          ===========
Weighted average common shares outstanding
used to compute basic and diluted net loss per
common share                                           7,951,703            7,951,570            7,951,603            7,951,570
                                                       =========            =========          ===========          ===========
Basic and diluted net loss per share                      ($0.12)              ($0.10)              ($0.35)              ($0.30)
                                                       =========            =========          ===========          ===========

Options and warrants to purchase 1,802,467 shares of common stock as of September 30, 1999 and 1,364,000 as of September 30, 1998, were not included in computing diluted earnings per share as the effect was antidilutive.

Convertible debentures with an option to purchase 1,240,000 shares of common stock, a promissory note issued in connection with a loan with a commitment to issue 43,723 shares of common stock and Series A Convertible Preferred Stock convertible into 300,000 shares of common stock, were not included in computing dilutive earnings per share at September 30, 1999 as the effect was antidilutive.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

     In addition to historical information, the Management's Discussion and Analysis or Plan of Operation contains forward-looking statements relating to such matters as anticipated business performance, business prospects, technological developments, product development, new products, research and development activities and similar matters. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions are intended to identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, The Med-Design Corporation ("Med-Design") notes that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections of the Management's Discussion and Analysis or Plan of Operation entitled "Management's Discussion and Analysis or Plan of Operation - Results of Operation," "Management's Discussion and Analysis or Plan of Operation - Plan of Operation," "Management's Discussion and Analysis or Plan of Operation - Year 2000 Issues," "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Med-Design undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that Med-Design files from time to time with the Securities and Exchange Commission and in public communications made by Med-Design.

Business Overview

     The Company was incorporated in Delaware on November 14, 1994. The Company formed a wholly owned subsidiary, MDC Investment Holdings, Inc. also a Delaware Corporation, which is the owner of the intellectual property of the Company. MDC Research Limited is a California Company which is a wholly owned subsidiary of MDC Investment Holdings, Inc.

     The Company is solely focused on designing and developing safety medical needle devices intended to reduce the incidence of accidental needle sticks to patients and health care workers. This has been the primary focus of the Company since inception. The Company recognized the need for superior devices to help eliminate what is becoming a growing menace to patients and health care workers alike. Studies have estimated that as many as 800,000 accidental needle sticks occur yearly in the United States. Many authorities believe that this number should be much higher since many accidental needle sticks are not reported.

     As a result of the Company's focus, it has designed and developed 24 safety needle products all utilizing similar patented proprietary technology. All of these devices are designed to reduce or eliminate the possibility of an accidental needle stick. These products include the Safety Hypodermic Syringe, Safety Blood Collection Needle, Safety Intravenous Catheter Insertion Device, Safety PICC Introducer Catheter Insertion Device, Safety Guidewire Introducer, Safety Winged Set Blood Collection Needle, Safety Arterial Blood Gas Syringe, Safety Pre-Filled Vial Injector, Safety Pre-Filled Glass Syringe, Safety Wing Needle Set/Catheter, Safety Blood Donor Needle, Safety Y-Port Infusion Needle, and Safety Winged Fistula Needle, and a number of additional products in early stages of development. These products are similar in appearance and size to the standard devices in use. Such products incorporate the Company's novel proprietary needle retraction technology that enables a health care professional with no substantial change in operating technique in using one hand to permanently retract the needle into the body of the device that can then be safely discarded.

     The Company's primary facility is located at 2810 Bunsen Avenue, Ventura, California 93003. This location houses the research and development staff, machine shop, model making facilities, office space, a clean room and pilot manufacturing facilities. The manufacturing facilities are primarily designed for pilot manufacturing to test and prove the manufacturability of the Company's product design. The Company has the potential for commercial manufacturing from this site should it so choose.

     In June, 1995, the Company completed its initial public offering of 3,450,000 shares of common stock, par value .01 per share. The net proceeds to the Company were approximately $9,526,000.

     On January 31, 1996, the Board of Directors authorized a one for one stock dividend that was distributed on February 26, 1996 to all shareholders of record as of February 12, 1996.

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

     From June 29, 1998 to July 22, 1998 the Company completed a $1,550,000 Private Placement of certain convertible debentures secured by the Company's intellectual properties. The net proceeds to the Company was $1,474,000.

     On December 11, 1998, The Med-Design Corporation signed a Multi-Product Licensing Agreement, an Option Licensing Agreement and an Equity Agreement with Becton, Dickinson and Company, ("Becton Dickinson"), a New Jersey based global medical technology company. The Med-Design Corporation granted Becton Dickinson the exclusive worldwide rights to manufacture and sell Med-Design's Safety Blood Collection Needle, Safety Winged Set Blood Collection Needle, Safety I.V. Catheter, Safety Wing Needle Set/Catheter and Safety PICC Introducer Catheter Insertion Device and a one year option, with terms and conditions to be negotiated, to license the Safety Hypodermic Syringe (luer type), the Safety Arterial Blood Gas Syringe (add-on type), the Safety Pre-Filled Glass Syringe (fixed or stake needle type), and the Safety Pre-Filled Glass Syringe (luer type). Under the terms of the agreements, Med-Design received an initial, non-refundable payment of $4.5 million, an equity investment of $1.5 million and continuing royalty payments for the life of the patents payable on Becton Dickinson's net sales of licensed products. Becton Dickinson invested $1.5 million in Med-Design through the purchase of 300,000 shares of Series A Convertible Preferred Stock, convertible into Med-Design's common shares at $5.00 per share. Becton Dickinson is entitled to designate one member on Med-Design's Board of Directors. Med-Design previously signed a development and licensing agreement for its proprietary Safety I.V. Catheter with Graphic Controls Corporation, which was canceled by mutual agreement with no obligation to either party.

     Thereafter, the Company entered into a second contract with Becton Dickinson on July 27, 1999 whereby the Company agreed to perform certain additional services for Becton Dickinson to prepare for FDA 510(k) Pre-Market Notification for certain products licensed to Becton Dickinson.

     The Company has completed the transfer of technology for three (3) of the five (5) licensed products. It anticipates completing the transfer of technology on the remaining two (2) products within the first quarter of 2000.

     The Company is cognizant of growing legislative initiative in many states and the federal government to mandate a conversion to safety needle devices. To date, four states (California, Texas, Maryland, Tennessee) have passed legislation to mandate or explore the compulsory need for safety needle products. A federal act to accomplish the same purpose has been introduced in both the House and Senate. OSHA has issued new Compliance Directives to enforce the use of available approved and effective safety engineered needles in virtually every health care workplace in the United States. The Company feels that the attention of legislative

Business Overview (continued)

bodies all over the country to the pressing need for the adoption of safety medical devices will focus increased attention on the Company's products. The Company is in a unique position to capitalize upon this increased attention because the portfolio of safety products that it has developed or is developing covers a broad spectrum of medical use.

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

     Med-Design has reviewed its internal program and has determined that there are no material Year 2000 issues within Med-Design's systems. Med-Design has engaged its network service provider to examine all software utilized in Med-Design's operations to ensure Year 2000 compliance. Additionally, Med-Design is working with its suppliers and its licensee to determine the extent to which such third parties' systems (insofar as they relate to Med-Design's business) are subject to the Year 2000 issue, and expects to complete such inquiries, and remedy any material issues before the end of 1999. Med-Design estimates that the total costs of the Year 2000 project will be approximately $10,000, $4,000 of which represents capital costs and approximately $6,000 represents costs to outside vendors. As of September 30, 1999, Med-Design had incurred approximately $6,000 of Year 2000 costs. Due to the uncertainty inherent in the Year 2000 process, Med-Design is unable to determine a reasonable worst case scenario at this time. The costs of the Year 2000 project and the date on which Med-Design plans to complete the Year 2000 project tasks are based on management's best estimates which were determined utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification factors and other factors. As a result, there can be no assurance that these forward looking estimates will be achieved, and the actual costs and compliance by vendors, licensees and other third parties could differ materially from Med-Design's current expectations, resulting in material financial risk.

Results of Operations

     The Company has devoted substantially all of its research and development efforts since its formation to development related to safety needles and the designs and development of the equipment necessary to assemble the safety needle device.

     Research and development expenses amounted to $920,313 and $825,740 for the nine month period ending September 30, 1999 and 1998, respectively.

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

Technology Transfer

     The transfer of technology for the Safety I.V. Catheter, Safety PICC Introducer Catheter Insertion Device, and the Safety Winged Set Blood Collection Needle to Becton Dickinson under the terms of a license agreement has been completed. The transfer of technology for the Safety Blood Collection Needle and the Safety Wing Needle Set/Catheter to Becton Dickinson is expected to be completed during the first quarter of 2000.

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

     As a result of discussions with third parties, Med-Design has installed a semi-automated assembly system at the facility to pilot manufacture its products in an effort to demonstrate to potential third party manufacturers the economic feasibility of the commercial production of its products. The semi-automated assembly system, which consists of a series of manual and semi-automatic stations, with additions and modifications, is capable of producing up to 6,000,000 units of commercial products per year. The assembly system will produce one or more of Med-Design's products at a time, and has the capability of being converted at a reasonable cost with minimal delay to manufacture a different product at such time as Med-Design may decide. Med-Design completed the system during the third quarter of 1997.

     Med-Design anticipates earning revenues in 1999/2000 from one or more of the following: licensing or optioning of additional products; third party manufacturing agreement, third party development agreements and royalty payments in association with licensed products.

     As of September 30, 1999, Med-Design employed 17 people on a full-time basis and one person on a part-time basis. Med-Design anticipates increasing employees in certain strategic areas pending the outcome of continued discussions and negotiations with third parties regarding the licensing or joint venture of its early stage development products. Med-Design will however reassess its personnel requirements as business activity dictates.

Liquidity and Capital Resources

     At September 30, 1999, Med-Design was party to a revolving line of credit totaling $3,000,000 with its principal lending institution. This facility can be used to fund working capital needs and finance capital equipment purchases; provided, however, that advances for capital equipment financing don't exceed $600,000. Borrowings to meet working capital needs bear interest at LIBOR plus
2.25 basis points, while borrowings to finance capital equipment purchases bear interest at prime plus 2.5%. Pursuant to the terms of the facility, all borrowings must be fully collateralized by available-for-sale securities, cash, cash equivalents, equipment financed, and general intangibles of Med-Design. There was no obligation outstanding under the agreement at September 30, 1999. The facility expires on June 30, 2000 and there is no assurance that Med-Design will be successful in negotiating a continuation of the availability of the Loan Agreement and what terms will be made available to Med-Design.

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

          None.

Item 3 - Defaults upon Senior Securities

          None.

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of the Stockholders (the "Meeting") on July 30, 1999. The Company solicited proxies in connection with the Meeting. At the record date of the Meeting (June 1, 1999), there were 7,951,570 shares of Common Stock outstanding and entitled to voted. The following were the matters voted upon at the Meeting.

     1.   Election of Directors. The following directors were elected at the
          Meeting: James M. Donegan, Joseph N. Bongiovanni, John A. Botich, John
          F. Kelley, Gilbert M. White, Pasquale L. Vallone, Vincent J. Papa, William A. Jolly. The number of votes cast and withheld for each director are as follows:

                   Director                                    For                            Withheld
             ---------------------                          ---------                         --------
             James M. Donegan                               6,378,140                         832,699

             Joseph N. Bongiovanni                          6,383,040                         827,799

             John A. Botich                                 6,399,880                         810,959

             John F. Kelley                                 6,378,140                         832,699

             Gilbert M. White                               6,381,633                         829,206

             Pasquale L. Vallone                            7,102,399                         108,440

             Vincent J. Papa                                7,102,299                         108,540

             William A. Jolly                               5,534,473                       1,676,366


     2. Ratification of Stock Option Plan Increase. The proposal to increase shares in the Stock Option Plan by 500,000 shares was ratified by the following vote of Common Stock:

                    For                                      Against                             Abstain
                 ---------                                   -------                             -------
                 3,716,063                                   835,060                             20,861


       3. Ratification of Warrant Issue. The proposal to issue warrants to certain officers and directors of the Company for compensation and service rendered was ratified by the following vote of Common Stock:

                    For                                      Against                             Abstain
                 ---------                                   -------                             -------
                 2,705,474                                  1,939,309                            21,946

         4. Ratification of Auditors. The appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the year ending December 31, 1999 was ratified by the following vote of Common Stock:


                    For                                      Against                             Abstain
                 ---------                                   -------                             -------
                 7,151,457                                   34,813                              24,569

         None

Item 5 - Other Information

          None.

Item 6 - Exhibits and Reports on Form 8-K

     (a) List of Exhibits filed pursuant to Item 601 of Regulation S-B. The following exhibits are filed with this Report on Form 10-QSB.

Exhibit
Number                                               Description

   27* Financial Data Schedule.

   (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

*  Electronic filing only.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                                      The Med-Design Corporation

Date: November 12, 1999




                                                      /s/ James M. Donegan
                                                      --------------------
                                                      James M. Donegan
                                                      Chief Executive Officer



                                                      /s/ Lawrence D. Ellis
                                                      ---------------------
                                                      Lawrence D. Ellis
                                                      Chief Financial Officer