Form 10KSB
period 1999-12-31
MED-DESIGN CORP
filed 2000-03-07
CIK 943736

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ to ____

                         Commission file number 0-25852

                           THE MED-DESIGN CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                        Delaware                                                                    23-2771475
--------------------------------------------------------------                        ------------------------------------
(State or other jurisdiction of incorporation or organization)                        (I.R.S. Employer Identification No.)

           2810 Bunsen Avenue, Ventura, CA.                                                             93003
         ----------------------------------------                                                    ----------
         (Address of principal executive offices)                                                    (Zip Code)


                   Issuer's telephone number: (805) 339-0375

Securities registered under Section 12(b) of the Act:

  Title of each class              Name of each exchange on which registered
  -------------------              -----------------------------------------
        None                                 NASDAQ Small Cap Market

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

The issuer's revenues for the fiscal year ended December 31, 1999: None

The aggregate market value of voting stock held by non-affiliates of the registrant (computed by reference to the last reported sale price of such stock on March 6, 2000) was $158,046,000. The number of common shares outstanding as of March 6, 2000 was 9,114,637.

Documents incorporated by reference:

Certain portions of the registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (which is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year)
are incorporated by reference into Part III of this Form 10-KSB.

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

ITEM 1. DESCRIPTION OF BUSINESS

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

     On July 22, 1998 Med-Design completed a $1,550,000 private placement of convertible debentures collateralized by Med-Design's intellectual properties pursuant to the Registration Act of 1933, as amended. The net proceeds to Med-Design were $1,474,000.

     On December 11, 1998, The Med-Design Corporation signed a multi-product licensing agreement, an option licensing agreement and an equity agreement with Becton, Dickinson and Company, ("Becton Dickinson or BD"), a New Jersey based global medical technology company. Med-Design granted Becton Dickinson the exclusive worldwide rights to manufacture and sell Med-Design's Safety Blood Collection Needle, Safety Winged Set Blood Collection Needle, Safety I.V. Catheter, Safety Wing Needle Set/Catheter and Safety PICC Introducer Catheter Insertion Device and a one year option, with terms and conditions to be negotiated, to license the Safety Hypodermic Syringe for a period of one year (fixed or stake needle type), the Safety Hypodermic Syringe (luer type), the Safety Arterial Blood Gas Syringe (add-on type), the Safety Pre-Filled Glass Syringe (luer type), and the Safety Pre-Filled Glass Syringe (fixed or stake needle type). Under the terms of the agreements, Med-Design received an initial, non-refundable payment of $4.5 million, an equity investment of $1.5 million and continuing royalty payments for the life of the patents payable on Becton Dickinson's net sales of licensed products. Becton Dickinson invested $1.5 million in Med-Design through the purchase of 300,000 shares of Series A Convertible Preferred Stock, convertible into Med-Design's common shares at $5.00 per share. Becton Dickinson is entitled to designate one member on Med-Design's Board of Directors. Med-Design previously signed a development and licensing agreement for its proprietary Safety I.V. Catheter with Graphic Controls Corporation, which was canceled by mutual agreement with no obligation to either party.

     On December 13, 1999, The Med-Design Corporation signed an option agreement with Becton Dickinson. Under the terms of the agreement Med-Design agreed to extend the initial option agreement covering five products until January 25, 2000 allowing BD to acquire worldwide licenses to manufacture and sell these five safety devices in return for $1.5 million, up-front licensing payments and ongoing royalties, to be negotiated. Med-Design also agreed to expand the number of products under licensing consideration to include an additional nine safety needle devices. On January 25 the option was extended to grant BD the right, until March 24, 2000, to acquire worldwide licenses to manufacture and sell these devices in return for up-front licensing payments and ongoing royalties to be negotiated.

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

     Med-Design has designed several additional products which are in various stages of development which also incorporate Med-Design's proprietary retraction technology and are designed to reduce the incidence of accidental needlesticks. As part of the Company's strategy of maximizing its investments in device design and development, Med-Design has developed various sizes and designs of these products to accommodate the specific requirements of both current and potential strategic partners for a wide range of medical and dental applications. These additional product developments include the Safety PICC Introducer Catheter Insertion Device, Safety Guidewire Introducer, Safety Winged Set Blood Collection Needle, Safety Arterial Blood Gas Syringe, Safety Pre- Filled Vial Injector, Safety Pre-Filled Glass Syringe, Safety Wing Needle Set/Catheter, Safety Blood Donor Needle, Safety Y-Port Infusion Needle, and Safety Winged Fistula Needle, and a number of additional products in early stages of development.

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

     Med-Design's headquarters are located at 2810 Bunsen Ave., Ventura, California 93003. Med-Design's telephone number is (805) 339-0375.

Industry

     Accidental Needlesticks

     Needles for hypodermic syringes, blood collection and intravenous catheters are used for introducing drugs and other fluids into the body and drawing out blood and other bodily fluids. Among the applications for needles are the injection of drugs (hypodermic syringes), the drawing of blood (blood collection needles), and the infusion of drugs and nutrients (catheters). There is an increasing awareness of the potential danger of infections and illness that can result from accidental needlesticks as well as the need for safer needle devices that reduce the number of accidental needlesticks that occur each year. Needles can be broadly categorized as standard needles and safety needles. Safety needles are designed to perform the same functions as standard needles, but also to reduce the risk of accidental needlesticks and the potential danger of infections and illnesses resulting therefrom.

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

     Estimates of the number of medical workers annually infected by the Hepatitis B virus from needle sticks, which range from a high of 12,000 in the 1980's to the current figure of 1,000, have been reported by the Center for Disease Control, the Occupational Safety and Health Administration and medical researchers. Death estimates of 200 to 300 a year are also reported from the CDC and OSHA. The number of workers contracting HIV from needle sticks - 50 to 60 a year - is an estimate by the International Health Care Worker Safety Center. The Hepatitis C needle sticks cases have been poorly tracked, but most experts estimate the numbers to be in the thousands each year.

     The possibility of healthcare workers becoming infected from contaminated needles has caused, and continues to cause concern in the healthcare field and among the agencies regulating the area. OSHA has adopted regulations requiring employers to institute universal precautions to prevent contact with blood and other potentially infectious material. OSHA's regulations also require employers to establish engineering controls (e.g., sharps disposal containers and self-sheathing needles) and safe work practices to ensure compliance with these universal precautions. OSHA does not mandate specific technologies; rather, employers are permitted to choose the most appropriate and effective safety control devices to meet their specific institutional needs. OSHA guidelines do not require employers to institute the most sophisticated engineering controls, but they must evaluate the effectiveness of existing controls and evaluate the feasibility of instituting more advanced engineering controls. OSHA specifically prohibits the recapping, bending, or removal of needles, unless there is no feasible alternative or if these processes are required for a specific medical procedure. If recapping, bending or removal is necessary, workers must use either a mechanical device or a one-handed technique.

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

     In November 1999, The Centers for Disease Control (CDC) issued a safety alert advocating that all hospitals and other health care facilities use safety needles to protect health care workers from deadly infections resulting from accidental injuries with contaminated needles. This safety alert follows the release issued earlier this month regarding the new Compliance Directives from OSHA, mandating that health care employers in all 50 states use safety engineered needles.

     Recent Legislation

     In September 1998, the State of California passed legislation that requires the Division of Occupational Safety and Health ("CALOSHA") to revise the Bloodborne Pathogens standard by July 1, 1999. The revised standard will require California healthcare providers to use needles with engineered sharps injury protection and needleless systems to reduce the risk of sharps injury and resultant transmission of bloodborne diseases.

     Since the passing of the California legislation, four additional states, New Jersey, Maryland, Tennessee and Texas, have passed legislation similar to California's. Similar legislation has been passed by one of the legislative chambers of five states, including Illinois, New York, Ohio, Pennsylvania, and Washington. Twenty-three other states have introduced and are considering safety legislation. These additional states include Alaska, Arkansas, Connecticut, Florida, Georgia, Indiana, Iowa, Maine, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, New Hampshire, Oklahoma, Oregon, Rhode Island, Utah, West Virginia, Wisconsin, and the District of Columbia.

     Recently the Service Employees International Union launched an effort in most of these state legislatures and the District of Columbia to enact laws to require that hospitals use needles designed to shield workers from sticks during use and disposal. This effort has now been joined by the California Healthcare Association and is encouraged by the American Hospital Association.

     As a result of the above mentioned regulations and guidelines, healthcare institutions utilize or will be utilizing equipment, including safety needles, and work practices that offer greater protection for healthcare workers than previously provided

     Med-Design strongly believes that with the state legislation and Federal regulations, purchases of safety engineered sharps will increase substantially within the next 12 months.

     Market for Needles and Safety Needles

     Safety Needle Syringes. Several versions of the Safety Syringe are currently under a three-month option agreement with BD that expires in March 2000. On January 25, 2000 this option was extended from a 12-month option agreement that originally expired in December 1999. The extension was granted in consideration of a $1.5 million up front licensing payment. During this option period, Med-Design will be working with BD with the intention of negotiating a licensing agreement for the contracted versions of the Safety Syringe. Med-Design's marketing strategy for those versions of the Safety Syringe not currently subject to the option agreement will be directed at markets in the United States, Western Europe, Japan, and elsewhere. Theta Corporation's August 1998 Report #850 on disposable medical supplies estimates that there were 6.6 billion syringes sold in the U.S. in 1997. Other industry estimates suggest another 6.0 billion syringes were sold outside the U.S.. Theta forecasts a growth rate for the U.S. market of between 6.80% and 7.27% annually for the 4 years following 1997, with total syringe unit sales reaching 8.7 billion in 2001. The reports indicate that there was a 6% conversion to safety in the U.S. in 1997. The report further forecasts that safety will represent 10% of the market in 1998; 30% in 1999; 50% in 2000 and 75% in year 2001. The report indicates that the standard/safety prices were $0.11/$0.30, in 1997. Theta forecasts that this price differential will be $0.10/$0.22 in 1998; $0.10/$0.18 in 1999; $0.10/$0.16 in 2000 and $0.09/$0.15 in 2001. This would imply that in

2001, while having a 75% market share, safety syringes would command more than a 66% selling price premium over non-safety syringes. Theta further reports that BD is currently the dominant market leader with a 71% share of the U.S. syringe market in 1997.

     Safety Blood Collection Needle. Med-Design's Safety Blood Collection Devices were licensed to BD in December of 1998. In Theta's August 1998 report, BD represents 73% of the U.S. blood collection market. Theta predicts a 15% annually U.S. growth rate in safety blood collection devices. It is our belief that unit sales for blood collection devices are in excess of one billion devices per year in the U.S. and that the worldwide unit sales number is in excess of two billion devices. Theta concludes that growth in the blood collection market will be fueled by increased sales of safety product systems, in response to the demand for safety-engineered needle devices.

     Safety IV Catheters and PICC Introducers. The Theta Corporation, in its latest report on the Catheter market (report No. 722), indicated that sales for IV catheters in 1997 was 233 million units in the U.S. amounting to $232 million and 420 million units internationally or $378.3 million. Of total international sales Theta estimates 189 million units (45%) or $170 million was from the European Economic Community, 147 million units (35%) or $132 million from Japan and 84 million units (20%) or $76 million from the rest of the world. Theta indicated that in 1997 safety catheters represented 21.5% of the total IV catheter market in U.S. and 14% internationally. In its analysis of competition in this market, Theta reports that BD is the market leader with a 45% market share.

     In its forecast for the five-year period following 1997, Theta is estimating total worldwide unit sales growth for IV Catheters to reach 699.5 million in 1998, 754.1 million in 1999, 825.2 million in 2000, 907.6 million in 2001 and 992.8 million in 2002.

     Med-Design believes that its totally passive safety IV Catheter Insertion device, recently licensed by BD, significantly addresses the safety and functional needs of the user.

     Theta reports that in 1997 sales for peripheral insertion catheters ("PICC"), another market that would appear to benefit from safety, was 974,000 units or $36.7 million in the U.S. and 225,000 or $8.2 million internationally. Theta makes no reference to any safety products in this market. Med-Design believes that its safety PICC Introducer, recently licensed by BD, will address this product deficiency.

     Theta forecasts growth in the worldwide sales of PICC to grow between 13 and 20% over the next five years for unit sales of 1.3 million units/$47.9 million in 1998, 1.5 million units/$55.7 million in 1999, 1.8 million units/$63.9 million in 2000, 2.0 million units/$72.3 million in 2001 and 2.3 million units/$80.1 million in 2002.

Products Under Development

     Med-Design continues to modify and improve its product design where necessary in order to optimize ergonomic performance, improve manufacturability, and reduce manufacturing costs. Med-Design has developed prototypes for such products, and continues to develop additional generations of prototypes to represent any additional modification to their design. These products are in various stages of development ranging from early concept to those products that have been licensed and are in the technology transfer stage.

     Safety Syringe. The Safety Syringe is similar in appearance, size and performance to a standard non-safety disposable syringe and requires similar operation technique. The operation of the Safety Syringe and standard disposable syringe is the same to the point where the plunger has reached its full travel, and the medication has been delivered. At this point, when operating the Med-Design Safety Syringe, the needle automatically and fully retracts into the body of the syringe as the user simply applies slight additional pressure to move the plunger slightly beyond the normal stop. The needle is sealed in place, having been made harmless and inoperable. The syringe and needle cannot thereafter be used again. The Safety Syringe may then be safely disposed of, posing no additional health risk. The Safety Syringe is easy to use and provides visual and audible confirmation that the needle has been safely retracted after injection. The Safety Syringe can be manufactured with needles of various gauges and sizes, and barrels with various sizes.

     Safety Blood Collection Needle. Blood Collection Needles are used to obtain a sufficient volume of blood for a variety of diagnostic procedures. Med-Design's Safety Blood Collection Needle works with substantially all standard blood collection needle accessories, and is similar in appearance, size, and performance to a standard needle retraction disposable device, except that it can be rendered safe by activating the proprietary needle retraction mechanism. The operation of the Safety Blood Collection Needle is conventional up to the point where sufficient fluids have been extracted. Then, by depressing a conveniently located button on the barrel, the needle automatically and fully retracts into the device, where it is then held in place and is rendered harmless and inoperable. The Safety Blood Collection Needle cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete. The Safety Blood Collection Needle may then be safely disposed of, posing no additional health risk. The Safety Blood Collection Needle is easy to use and provides visual and audible confirmation that the needle has been safely retracted after use.

     Safety IV Catheter. An intravenous catheter includes a flexible tube that is used to inject or continuously deliver fluids into a patient. Intravenous catheters are inserted into a patient by catheter insertion devices using a needle within the flexible catheter tube. The Med-Design Safety IV Catheter is similar in appearance, size, and performance, to a standard non-safety disposable device, except that it can be rendered safe by activating the proprietary needle retraction mechanism. The operation of the Safety Catheter is conventional until after the insertion needle is partially removed from the flexible catheter. Then, upon further removal from the catheter, the needle automatically and fully retracts into the body of the Insertion Device. This actuation method is totally passive and insures that the safety feature (needle retraction) is deployed. The needle is held in place and is rendered harmless and inoperable. The Safety Catheter and needle cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete. The Safety IV Catheter may then be safely disposed of, posing no additional health risk. The Safety IV Catheter is easy to use and provides visual and tactile confirmation that the needle has been safely retracted after use.

     In addition, Med-Design has focused on a number of new products for development. Most of these products have been designated for priority development and were optioned, in December 1998 or December 1999, to BD. These products include the Safety PICC Introducer, Safety Guidewire Introducer, the Safety Blood Collection Set, the Safety Arterial Blood Gas Syringe, Safety Pre-Filled Vial Injector, Safety Pre-Filled Syringe, Safety Wing Needle Set/Catheter, Safety Blood Donor Needle Set, Safety Y-Port Infusion Needle, Safety A/V Fistula Needle Set and Safety Dental Syringe Cartridge.

     Safety PICC Introducer. The Safety PICC Introducer Catheter Insertion Device is used to place an axially splitable flexible introducer catheter. The introducer is used to place a PICC for long term venous access to deliver fluids into a patient. The splitable introducer catheter is inserted into patients by using an insertion device with a needle within the splitable flexible catheter. Once placed, a PICC is inserted within the splitable catheter and into the patient's vein. The splitable catheter is withdrawn from the patient and peeled apart for removal from the PICC. The Safety PICC Introducer Catheter Insertion Device is similar in appearance, size and performance to a standard disposable device, except that it can be rendered safe by activating the proprietary needle retraction mechanism. The operation of the device is conventional until after the insertion needle is partially removed from the splitable flexible catheter. Then, with activation of the proprietary retraction, the needle automatically and fully retracts into the body of the device, where the needle is held in place and is rendered harmless and inoperable. The Safety PICC Introducer Catheter Insertion Device cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete. The device may then be safely disposed of, posing no additional health risk. The Safety PICC Introducer Catheter Insertion Device is easy to use and provides visual and audible confirmation that the needle has been safely retracted after use.

     Safety Guidewire Introducer. The Safety Guidewire Introducer includes a thin stainless steel guidewire attached in a slidable fashion to the back end of the barrel. The guidewire slides through the needle of the Introducer, which is used to place the guidewire in the patient's vein. Once the guidewire is placed, a mid-line or other long-term type of indwelling catheter is slid over the wire, and the guidewire is removed. The Safety Guidewire Introducer needle is withdrawn from the patient's vein once the guidewire is advanced to the desired position. When the Safety Guidewire Introducer is pulled rearward completely off the guidewire, the introducer needle can be safely and easily retracted within the device. The operation of the device is conventional until after the insertion needle is removed from the guidewire. Then, by the simple action of removing the guidewire from the needle, the needle automatically and fully retracts into the body of the device, where the needle is held in place and is rendered harmless and inoperable. The Safety Guidewire Introducer cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete. The device may then be safely disposed of, posing no additional health risk. The Safety Guidewire Introducer is easy to use and provides visual and audible confirmation that the needle has been safely retracted after use.

     Safety Winged Blood Collection Set. The Safety Winged Blood Collection Set is used to obtain a sufficient volume of blood for a variety of diagnostic procedures. Med-Design's Safety Winged Blood Collection Set is similar in appearance, size and performance to a standard non-safety winged set, except that it can be rendered safe by activating the proprietary needle retraction mechanism. The device works with substantially all standard blood collection needle accessories. The operation of the Safety Winged Blood Collection Set is conventional up to the point where sufficient fluids have been extracted. Then, by depressing a conveniently located button on the side of the barrel, the needle automatically and fully retracts into the device, where the needle is held in place and is rendered harmless and inoperable. The Safety Winged Blood Collection Set cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete. The Safety Winged Blood Collection Set may then be safely disposed of, posing no additional health risk. The Safety Winged Blood Collection Set is easy to use and provides visual and audible confirmation that the needle has been safely retracted after use.

     Safety Arterial Blood Gas Syringe. The Safety Arterial Blood Gas Syringe is used to obtain a small (0.5 - 3.0 ml) sample of arterial blood, as opposed to venous blood. This type of blood sampling requires a unique procedure that insures accurate blood analyzing. The Safety Arterial Blood Gas Syringe is designed to be attached to any standard non-safety blood gas syringe as you would attach a non safety needle. The Safety Arterial Blood Gas Syringe is used in the same way as a standard non-safety device needle, except that it can be rendered safe by activating the proprietary needle retraction mechanism. Essentially, the syringe plunger is preset to the desired fill level by pulling the plunger rearward. Then arterial access is made and the syringe fills due to blood pressure, allowing the trapped air to escape through a hydrophobic vent located on the plunger seal. Once full, the flow of blood stops upon contact with the vent and the needle is withdrawn. Immediately, while still holding the syringe somewhat like a pencil, the conveniently located actuator button is pushed and the needle retracts within the needle housing. The sealed needle housing can then be safely discarded into an appropriate sharps container. A venting or sealing cap is attached to the syringe, which is then placed in an ice tray for delivery to the laboratory. Processing at the laboratory is conventional, since the front of the syringe barrel is fitted with a standard Luer taper. This design eliminates the requirement of removing a contaminated sharp needle before mounting a vent or cap to the syringe.

     Safety Pre-Filled Vial Injector. The Safety Pre-Filled Vial Injector is a syringe type device, which allows medication to be injected into the patient directly from a pre-filled vial. The pre-filled vial containing fluid medication is an existing component used by many pharmaceutical manufacturers. These pre-filled vials have an elastomeric piston comprising a slidable fluid seal within the forward end of the vial to allow for injection directly from the vial. The slidable piston is threaded onto the rear end of the stationary plunger and becomes integrated as a functional part of the plunger. Upon initiating injection, is moved rearward into the vial as the vial moves forward into the main housing and delivers the fluid through a tubular needle extending from the forward end of the main housing. The operation of the Safety Pre-Filled Vial Injector is identical to the operation of a conventional syringe up the point where the vial has reached its full travel, and all the medication has been delivered. The safety retraction is actuated as the vial has reached its full forward travel, causing the needle to automatically and fully retract into the body of the device. Upon retraction, the Safety Pre-Filled Vial Injector cannot be used again, as the needle is held in place and rendered harmless and inoperable. The Safety Pre-Filled Vial Injector may then be safely disposed of, posing no additional health risk. The Safety Pre-Filled Vial Injector is easy to use and provides visual and audible confirmation that the needle has been safely retracted after injection, and can be manufactured for vials and needles of various sizes.

     Safety Pre-Filled Glass Syringe. The Safety Pre-Filled Glass Syringe is similar in appearance, size, and performance to a standard non-safety pre-filled disposable syringe, and can be rendered safe, using one hand, with no substantial change in operation technique. The operation of the Safety Syringe is conventional up to the point where the plunger has reached its full travel, and all the medication has been delivered. Then, by removing the thumb from the rear of the plunger, the needle automatically and fully retracts into the body of the syringe. The needle is sealed in place and is rendered harmless and inoperable. The syringe and needle cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete. The Safety Syringe may then be safely disposed of, posing no additional health risk. The Safety Syringe is easy to use and provides visual and audible confirmation that the needle has been safely retracted after injection.

     Safety Wing Needle Set/Catheter. The Safety Wing Needle Set/Catheter is used to continuously deliver fluids into a patient's vein, and is similar to a Winged Infusion Set with the exception of the flexible catheter over the needle for long-term therapy. The flexible catheter is inserted into the patient's vein by a steel needle within the flexible catheter, in the same manner as a standard non-safety Winged Infusion Set. Med-Design's Safety Wing Needle Set/Catheter works with substantially all standard blood collection needle accessories, and is similar in appearance, size and performance to a standard non-safety disposable device, except that it can be rendered safe by activating the proprietary needle retraction mechanism. When the venous access has been successfully completed and verified by the visibility of blood within the flashback area, the conveniently located button on the side of the device is pushed and the needle retracts into the body of the device. The sharp end of the insertion needle is completely shielded within the hub portion of the wings, and the catheter wings can be taped to the patient in a conventional manner. The intravenous fluid from a gravity bag or infusion pump flows through the retracted steel needle because of a slidable sealing feature within the flexible wings. Upon completion of the infusion therapy procedure, the Safety Wing Needle Set/Catheter is removed from the patient, and since the needle is fully retracted there is no possibility of an accidental needle stick injury. The Safety Wing Needle Set/Catheter may then be safely disposed of, posing no additional health risk.

     Safety Blood Donor Needle. The Safety Blood Donor Needle is used to access a blood donor's vein to draw blood in an amount equivalent to the volume of a donor blood bag. The Safety Blood Donor Needle is similar in appearance, to a standard non-safety blood donor needle, and is used in an identical fashion, except that it can be rendered safe by activating the proprietary needle retraction mechanism. The Needle is compatible with substantially all standard blood bag-tubing sets. The operation of the Safety Blood Donor Needle is conventional up to the point where sufficient blood has been extracted into the donor bag. Then, after withdrawing the needle from the patient, needle retraction is actuated by depressing a convenient button on the side of the barrel. The needle automatically and fully retracts into the device, where the needle is held in place and is rendered harmless and inoperable. The Safety Blood Donor Needle cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete. The Needle may then be safely disposed of, posing no additional health risk. The Safety Blood Donor Needle is easy to use and provides visual and audible confirmation that the needle has been safely retracted after use.

     Safety Y-Port Infusion Needle. Y-Ports are devices used in intravenous therapy as a means to deliver secondary fluids into a primary intravenous fluid line for delivery into a patient's vein. The Safety Y-Port Infusion Needle consists of a cylindrical barrel, holding an injection needle that can be automatically and safely retracted within a specially designed barrel. The barrel of the Safety Y-Port Infusion Needle is fitted with a tube fitting, which protrudes from the barrel at an angle allowing connection of a tubing line for delivery of the secondary fluid. A needle assembly is fixed to the front-end of the barrel, and is inserted into an injection port on the primary intravenous line for delivery of the secondary fluid. After completion of the delivery of the secondary fluid, safety needle retraction of the Safety Y-Port Infusion Needle is actuated to cause the needle to automatically and fully retract into the barrel. The needle is held in place and is rendered harmless and inoperable, and the device cannot be used again. The Safety Y-Port Infusion Needle is easy to use and provides visual and audible confirmation that the needle has been safely retracted after use. The Safety Y-Port Infusion Needle may then be safely disposed of, posing no additional health risk.

     Safety Winged Fistula Needle Set. Safety A/V Fistula Needle Sets are used to access a vein and an artery to perform a hemodialysis procedure. Hemodialysis is performed to remove toxic wastes from the blood of patients in renal failure. Two Safety Winged Fistula Needles are used to access the vein and the artery at the arteriovenous fistula sites. The Safety Winged Fistula Needle is similar to the Safety Winged Set Blood Collection Needle in that a larger gauge needle is used and the flexible extension tube terminates with a simple female Luer fitting. The Safety Winged Fistula Needle is used in the same way as a standard non-safety device needle, except that it can be rendered safe by activating the proprietary needle retraction mechanism. The operation of the Safety Winged Fistula Needles is conventional up to the point where the hemodialysis procedure is complete. Then, after withdrawing the needles from the arteriovenous fistula sites, needle retraction is activated by depressing a conveniently located button on the side of the barrel. The needle automatically and fully retracts into the device, where the needle is held in place and is rendered harmless and inoperable. The Safety Winged Fistula Needles cannot thereafter be used again. The entire retraction procedure takes only a fraction of a second to complete, and the needles may then be safely disposed of, posing no additional health risk. The Safety Winged Fistula Needles are easy to use and provide visual and audible confirmation that the needles have been safely retracted after use.

     Safety Dental Cartridge Syringe. The Safety Dental Cartridge Syringe is used to administer anesthetics in dental procedures. This device features automatic needle retraction during and after serial injections that are used during typical dental procedures. To minimize operator training issues, the Safety Dental Cartridge Syringe has similar user techniques to the standard Dental Cartridge Syringe. The needle retracts with a one-handed passive technique and locks the retracted needle inside the device housing. In addition, the product utilizes standard dental needles and anesthetic cartridges and allows for aspiration. The Safety Dental Cartridge Syringe is easy to use, provides visual and audible confirmation that the needle has been retracted , and meets the needs of the Dental Health Care practitioner.

     In addition to Med-Design's three core products and the early stage products described above, Med-Design has identified several additional product applications for its proprietary retraction technology and Med-Design plans to devote available resources in 2000 to research and develop such products.

Research and Development

     Med-Design has devoted substantially all of its research and development efforts since its formation to safety needles and equipment necessary to assemble the safety needle devices. Research and development expenses amounted to $1,228,101 in 1999 and $1,106,501 in 1998.

     In 1995, Med-Design completed the construction of a research and development laboratory at its facility in Ventura, California that is equipped with assembly and test equipment for product development and feasibility testing. In addition, Med-Design completed a machine shop equipped with machine tools for fabrication of new product parts for concept modeling and assembly and test fixtures. Med-Design also installed a Class 100,000 clean room at the Ventura facility which is currently used for the hand assembly of prototypes of Med-Design's products and will ultimately be used in connection with the pilot manufacturing of various Med-Design products on a semi- automated assembly system or a fully automated robotic assembly system, if Med-Design installs such a system.

     Med-Design intends to continue to modify and improve the design of its products driven by additional market research and in response to needs developed in discussions with potential strategic partners. In addition, Med-Design intends to devote resources to the research and development of additional safety needle devices and products that incorporate Med-Design's proprietary retraction technology for use in the healthcare industry.

Marketing and Sales

     Med-Design's core strategy continues to be the commercialization of its products through strategic alliances and licenses with third parties to market and sell its products in the United States, Western Europe, Japan and elsewhere.

     In addition to the products which are the subject of the licensing and option agreement with BD, Med- Design is currently investigating additional licensing agreements or other forms of joint venture with third parties, including BD, in the United States and abroad to manufacture, market and distribute its other products. Med-Design has entered into several confidentiality agreements with other companies for the purpose of exploring such opportunities. Med-Design anticipates that entering into alliances and licensing arrangements with third parties such as those agreements recently entered into with BD, will enable Med-Design to increase the market penetration of its products more quickly than Med-Design could achieve on its own.

     Med-Design, its licensees and strategic partners are not permitted to sell any of Med-Design's products for commercial use in the United States until, and only if, such products are cleared for marketing by the FDA. See "Government Regulation" below. While Med-Design has applied for and received 510(k) pre-market notification from the FDA for early versions of its Safety Catheter, and Safety Blood Collection Needle, Med-Design has no current plans to file for any additional 510(k) pre-market notification on its own behalf. Instead, Med-Design intends to assist its licensors or other strategic partners in such filings, if requested.

     In addition to being subject to the U.S. government's Food, Drug and Cosmetic Act (the FD&C Act) and the regulations promulgated thereunder, Med-Design, its licensors, or strategic partners must comply with the laws and regulations of the various foreign countries in which Med-Design or its licensors, or strategic partners plans to sell or license the Safety Catheter, Safety Blood Collection Needle, Safety Syringe and other products prior to selling such products in such foreign countries. Certain foreign countries may only require Med-Design or its licensors, or strategic partners to submit evidence of the FDA's pre-market clearance of Med-Design's products, prior to selling in such countries. However, some foreign countries may have more stringent requirements and require additional testing and approvals.

     Med-Design signed an agreement on February 23, 1998 with Graphic Controls Corporation for the development and licensing of its proprietary Safety Intravenous Catheter Insertion Device. In December 1998, Med-Design and Graphic Controls Corporation amicably canceled the agreement for the development and licensing of its Safety Intravenous Catheter Insertion Device. This device was ultimately included in the licensing agreement with BD.

     Med-Design has provided a limited quantity of its Safety Syringes, Safety Catheters, Safety Blood Collection Needles, and certain of the New Products to third parties in the United States and selected foreign countries under confidentiality agreements for market research purposes.

Manufacturing

     In 1995, Med-Design leased approximately 26,000 square feet of space in Ventura, California. In addition to administrative offices, the Ventura facility contains a research and development laboratory equipped with assembly and test equipment for concept modeling and product development and a machine shop equipped with machine tools for fabrication of new product parts for concept modeling and assembly, and the fabrication of prototype molds and test fixtures. Med-Design also installed a 3,120 square foot Class 100,000 clean room at the Ventura facility, which is currently being used for the assembly of prototypes and products. Med-Design installed a semi-automated assembly system to pilot manufacture its products and which is capable of being used for the assembly of both prototypes and products intended for sale.

     The semi-automated assembly system, which consists of a series of manual and semi-automatic stations, with additions and modifications, is capable of producing up to 6,000,000 units per year. The assembly system can produce one or more of Med-Design's products at a time, and has the capability of being converted to pilot manufacture a different product at such time as Med-Design may decide. Med-Design completed installation of the system during the third quarter of 1997. Med-Design is currently utilizing these manufacturing facilities to produce limited quantities of one or more of its products to demonstrate the economic feasibility of the commercial production of Med-Design's products to potential third party manufacturers.

     Med-Design is currently in negotiations with third parties for the Company to provide the manufacturing of certain of its licensed products in furtherance of the commercialization of these products. Med-Design has sufficient facilities to perform these tasks, and if successful in these negotiations, intends to perform certain product manufacturing for both prototype and product intended for sale.

     Although Med-Design continues to envision the use of these facilities to perform "product-for-sale" manufacturing of one or more of its currently non-licensed products, Med-Design may ultimately contract with third parties for all or a portion of the needed production of such products through contract manufacturing licensing agreements or other form of joint venture.

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

     Med-Design's U.S. patent rights currently consist of eleven United States patents, covering various aspects of the Safety Syringe, the Safety Blood Collection Needle, the Safety Catheter, the Y-Port Intravenous access device, and the pre-filled vial injector. Med-Design has been granted patents relating to the Safety Syringe in Europe, Japan, Australia, Bulgaria, Hungary, and in Romania. The issued European patent has been validated in

Austria, Switzerland, Germany, Denmark, France, Spain, the United Kingdom, Greece, Italy, the Netherlands, and Sweden. Corresponding regional and national patent applications relating to the Safety Syringe are pending in six other member countries of the Patent Cooperation Treaty. A further European patent application was allowed in 1998, and will cover additional aspects of the device covered in the previously issued European patent.

     Med-Design has also been granted three patents in Taiwan relating respectively to the Safety Catheter, the pre-filled vial injector, and the Y-Port Intravenous access device.

     Foreign patent applications relating to the Safety Catheter are now pending in Canada, China, Europe, Japan, Mexico, and Singapore. Applications for the Pre-Filled Vial Injector System are pending in Indonesia, Canada, Europe, Japan, Mexico, and Singapore.

     A total of fourteen U.S. applications, eight international applications, and twenty-one foreign national/regional patent applications are pending to cover Med-Design's retractable needle technology and specific products based on Med-Design's technology.

     There can be no assurance that Med-Design's current patent applications and provisional patent applications will result in patents being issued.

     On December 11, 1998, Med-Design entered into a licensing agreement, an option licensing agreement and equity agreement with BD. Under the terms of the agreement, Med-Design granted BD exclusive worldwide rights under Med-Design's patent rights to make, sell, or sublicense certain other products. The licensed products include the Safe Step Safety Blood Collection Needle, the Safe Step Safety Winged Set Blood Collection Needle, the Safe Step Safety Wing Needle Set/Catheter, the Safe Step Safety PICC Catheter System, and the Safe Step Safety I.V. Catheter Systems. Med-Design also granted BD an option to the exclusive worldwide rights under Med- Design's patent rights to make, use, sell, or sublicense certain other products, including the Safety Hypodermic Syringe (fixed or stake needle-type), the Safety Hypodermic Syringe (luer-type), the Safety Arterial Blood Gas Syringe (add-on type), the Safety Pre-Filled Glass Syringe (fixed or stake needle-type) and the Safety Pre-Filled Glass Syringe (luer- type). Additionally, Med-Design assigned U.S. Patent No. 4,900,307 for the Safety Retracting Needle For Use With Syringe to BD. Pursuant to the Agreement, BD granted back to Med-Design a license under U.S. Patent No. 4,900,307 to make, use, sell or sublicense certain products.

     On December 13, 1999, in order to facilitate ongoing discussions, Med-Design agreed to extend the initial option agreement covering five products until January 25, 2000, allowing BD to acquire worldwide licenses to manufacture and sell these five safety devices, in return for up-front licensing payments and ongoing royalties, to be negotiated. BD and Med-Design have also agreed to expand the number of products under licensing consideration to include an additional nine of Med-Design's proprietary safety needle devices. The additional agreement grants BD the right, until March 24, 2000, to acquire worldwide licenses to manufacture and sell these nine safety devices, in return for up-front licensing payments, of which $1.5 million is already received, and ongoing royalties, to be negotiated. In addition to the safety hypodermic syringe, the products cover a broad range of other safety sharp devices including pre-filled syringes and injectors for medical and dental applications, specialty syringes, venous and arterial needles, introducer needles, and anesthesiology needles.

     On January 25, 2000, BD and Med-Design agreed to add its Safety AV Fistula Needle for use in hemodialysis to the list of safety needle products currently under evaluation and negotiation with BD. This brings the total number of products currently under option to BD to 15. Med-Design also agreed to extend the option scheduled to expire on January 25, 2000 for an additional 45 days in order to coordinate the evaluation and negotiation of all products currently under option to BD. BD has agreed to an additional undisclosed financial consideration for this option extension and additional Option Product. In addition to the five products already under license by BD, this brings the total number of products under agreement with BD to 20.

     As Med-Design proceeds toward final designs for its Safety Syringe, Safety Blood Collection Needle and Safety Catheter devices, Med-Design is having searches conducted in the United States for unexpired patents owned by others that may conflict with such final product designs. Med-Design, however, has not conducted infringement searches in any foreign country for the purpose of finding unexpired patents or pending patent applications that may raise a possibility of infringement or conflict with Med-Design's planned activities. Furthermore, Med-Design is considering appropriate modifications to the product designs to optimize the final products and to avoid potential conflicts with the patents of others. To the extent that such final product designs may not be protected by Med- Design's existing patents and patent applications, Med-Design will file new patent applications relative to its final products. There can be no assurance that all of the potentially relevant patents of others have been identified or that Med-Design will be able to obtain patent protection for its products.

     There can also be no assurance that any patents owned by or issued to Med-Design, or that may be issued to Med-Design in the future, will provide a competitive advantage or will afford protection against competitors with similar technology, or that competitors of Med-Design will not circumvent, or challenge the validity of any patents issued to Med-Design. There also can be no assurance that any patents issued to or licensed by Med-Design will not be infringed upon or designed around by others, that others do not have or will not obtain patents that Med-Design will need to license or design around, that Med-Design's products will not inadvertently infringe upon the patents of others, or that others will not make Med-Design's patented devices upon expiration of such patents. Moreover, although Med-Design utilizes non-disclosure agreements and other safeguards to protect its proprietary information and trade secrets, there can be no assurance that they will protect such information or provide adequate remedies for Med-Design in the event of unauthorized use or disclosure of such information, or that others will not be able to independently develop such information. As is the case with Med-Design's patent rights, the enforcement by Med- Design of its non-disclosure agreements can be lengthy and costly, with no guarantee of success.

     If Med-Design becomes involved with patent infringement litigation, either to enforce Med-Design's patents or defend against patent infringement suits, such litigation would be lengthy and expensive, and if it occurs, would divert Company resources from planned uses. Further, any adverse outcome in such litigation could have a material adverse effect on Med-Design. If any of Med-Design's products are found to infringe upon the patents or proprietary rights of another party, Med-Design may be required to obtain licenses under such patents or proprietary rights. No assurance can be given that any such licenses would be made available on terms acceptable to Med- Design, if at all. In addition, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures that differ from those in the United States. Patent protection in such countries may be different from patent protection provided by United States laws and may not be as favorable to Med-Design. There can be no assurance that Med-Design's program of patent protection and non-disclosure agreements will be sufficient to protect Med-Design's proprietary technology from competitors. With respect to trademarks, Med-Design has obtained a U.S. registration for the mark "SafeStep". Med- Design may apply for other trademarks in the future.

Competition

     The safety medical device market is highly competitive. Med-Design will compete in the United States and abroad with medical product companies, including Tyco, Kendall, Sherwood Davis and Geck, Terumo Medical, B. Braun, Johnson & Johnson, and Bio-Plexus, Inc. Several of these companies also manufacture safety needles. Med-Design's products would compete with the standard and safety products manufactured by these and other companies in the United States and in certain foreign countries. Many of Med-Design's competitors have better name recognition in the market, longer operating histories, and are substantially larger and better financed than Med-Design. Such competitors may use their economic strength to influence the market to continue to buy their existing products or new products developed by them. One or more of these competitors also could use such resources to improve their current products or develop additional products which may compete more effectively with Med-Design's products. New competitors may arise and may develop products which compete with Med- Design's products. In addition, new technologies may arise which could lower or eliminate the demand for Med- Design's products. Med-Design cannot predict the development of future competitive products or companies.

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

     Med-Design believes that unlike its products, most of the current safety needles use an external sheath design or require manual retraction of the needle. The external sheath design generally requires the operator to move a protective sheath over the needle after removing the needle from the patient (a sliding sleeve) or manipulate the device to cover the used needle tip (a disappearing needle). The methods of use and disposal of the Safety Syringe, Safety Blood Collection Needle and Safety Catheter are virtually identical to the present methods of use and disposal for standard syringes, blood collection needle and intravenous catheter insertion devices.

Government Regulation

     Med-Design's products are subject to regulation by the FDA under the U.S. government's Food, Drug and Cosmetic Act ("FD&C Act") and implementing regulations. Pursuant to the FD&C Act, the FDA regulates, among other things, the manufacture, labeling, distribution, and promotion of Med-Design's products in the United States. The FD&C Act requires that a medical device must (unless exempted by regulations) be cleared or approved by the FDA before being commercially distributed in the United States. The FD&C Act also requires manufacturers of medical devices to, among other things, comply with labeling and promotion requirements and to manufacture devices in accordance with Good Manufacturing Practices ("GMP"), which require that companies manufacture their products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and quality control activities. The FDA inspects medical device manufacturers and distributors, to enjoin and/or impose civil penalties on manufacturers and distributors marketing noncompliant medical devices, and to criminally prosecute violators.

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

     If a product does not qualify for the 510(k) procedure (either because it is not substantially equivalent to a legally marketed device or because it is a Class III device), the FDA must approve a pre-market approval ("PMA") application before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. A PMA application is typically a complex submission, usually including the results of clinical studies, and preparing an application is a detailed and time-consuming process. Once a PMA application has been submitted, the FDA's review may be lengthy and may include requests for additional data. By statute and regulation, the FDA may take 180 days to review a PMA application although such time may be extended. Furthermore, there can be no assurance that a PMA application will be reviewed within 180 days or that the FDA will approve a PMA application.

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

     Distribution of Med-Design's products in countries other than the United States may be subject to regulation in those countries. There can be no assurance that Med-Design, its licensors or strategic partners will be able to obtain the approvals necessary to market its needle devices or any other product outside the United States.

Employees

     As of February 28, 2000, Med-Design employed 18 people on a full-time basis and one person on a part-time basis. Med-Design believes its employee relations are satisfactory. Med-Design anticipates increasing employees in certain strategic areas pending the outcome of continued discussions and negotiations with third parties regarding the licensing or joint venture of its early development stage products.

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

Subsequent Events

     On January 25, 2000 Med-Design agreed to extend the option scheduled to expire on January 25, 2000 for an additional 45 days to evaluate and negotiate all products under option with BD for an undisclosed consideration.

     On February 9, 2000 Med-Design purchased a safety syringe patent issued to Dr. Edward Allard in June 1989. This patent acquisition significantly increased the design and manufacturing flexibility for the Company's safety syringe product and has measurably enhanced its compressive portfolio of intellectual property to protect against any infringement of the Company's safety syringe patents. Med-Design, for consideration of the patent, issued Dr. Edward Allard and Daniel Longmire, the co-inventor, 14,416 shares of Common Stock and cash of $220,000.

     Med-Design issued a warrant for 100,000 shares of common stock to an outside consultant in 1995. In January 2000, the warrant was extended through August of 2000. The Company will recognize expense of $823,270 in the first quarter of 2000 with respect to this warrant.

ITEM 2. DESCRIPTION OF PROPERTIES

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

     Med-Design leased approximately 3,236 square feet of office space in Philadelphia, PA., which at one time, was the corporate headquarters for Med-Design. In March 1998, Med-Design completed the relocation of its corporate headquarters to Ventura, California, although it still maintains an office in Philadelphia. The balance of the office space previously used by Med-Design in Philadelphia was subleased.

     Med-Design believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     There are no legal proceedings pending or, to the knowledge of management, threatened against Med- Design.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1999 through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Med-Design's common stock has been approved for trading on the NASDAQ SmallCap Market under the symbol ("MEDC") since Med-Design's Initial Public Offering on June 7, 1995. The following table sets forth for the fiscal quarters indicated since the date of the Initial Public Offering, the range of high and low bid information for Med-Design's Common Stock in the NASDAQ SmallCap Market:

Market Information


              Fiscal year ended December 31, 1998                                  High        Low
              -----------------------------------                               ---------     ------
First Quarter .............................................................     $ 5 1/2       2 7/16

Second Quarter ............................................................       3 19/32        3/4

Third Quarter .............................................................       2           1

Fourth Quarter ............................................................       6 3/4        1 1/2


              Fiscal year ended December 31, 1999                                  High        Low
             ------------------------------------                               ---------     -------

First Quarter .............................................................     $ 4 9/16      2 15/16

Second Quarter ............................................................       8 1/4       3 3/16

Third Quarter .............................................................       7 3/8       3 1/2

Fourth Quarter ............................................................      16 1/4       3 3/4


Holders

     As of February 28, 2000, Med-Design had 142 holders of record of the Common Stock. Since a portion of Med-Design's Common Stock is held in "street" or nominee name, Med-Design is unable to determine the exact number of beneficial holders.

Dividends

     Med-Design has never declared or paid a cash dividend on its Common Stock. Med-Design currently anticipates that it will retain any earnings to finance the operation and expansion of its business, and therefore does not intend to pay dividends on its Common Stock in the foreseeable future. Any determination to pay dividends in the future on common stock is at the discretion of Med-Design's Board of Directors and will depend upon Med- Design's financial conditions, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant.

     On December 11, 1998, Becton Dickinson made an equity investment in Series A Preferred Stock of Med- Design. Dividends are payable at a rate of 8% per annum, on a cumulation basis, in cash or in additional preferred stock at the discretion of Med-Design.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto of Med-Design which appear elsewhere herein.

     To date, Med-Design has earned no revenues from product sales, however, Med-Design earned revenues in 1998 from licensing activities and anticipates that revenues will be recorded during the next twelve months from licensing of additional products to Beckon, Dickinson and Company and/or other strategic partners.

Plan of Operation

     Med-Design plans to focus on the following four areas of activity in 2000: technology transfer of the recently licensed products; the licensing and final development of those products currently under option to Becton Dickinson; the further development and licensing of additional products; the development of incremental revenues related to design and development and manufacturing agreements with licensing partners.

Technology Transfer

     The transfer technology of the Safety Blood Collection Needle, Safety Winged Set Blood Collection Needle, Safety Catheter, Safety Wing Needle Set/Catheter and Safety PICC Introducer Catheter Insertion Device to Becton Dickinson under the terms of a license agreement is currently underway.

Optional Products

     Med-Design also plans to complete concept development of the Safety Hypodermic Syringe (fixed or stake needle type), the Safety Hypodermic Syringe (luer type), the Safety Arterial Blood Gas Syringe (add-on and fixed types), the Safety Pre-Filled Glass Syringe (luer type), and the Safety Pre-Filled Glass Syringe (fixed or stake needle type), Safety PICC Introducer, Safety Guidewire Introducer, the Safety Blood Collection Set, Safety Pre-Filled Vial Injector, Safety Pre-Filled Syringe, Safety Wing Needle Set/Catheter, Safety Blood Donor Needle Set, Safety Y- Port Infusion Needle, and Safety A/V Fistula Needle Set each of which is subject to BD's option to license. Med- Design is obligated, at BD's request, to negotiate for the licensing of such products during the term of the option agreement which expires on March 24, 2000.

Additional Products

     Med-Design also plans to advance concept development and modeling of certain other products that are not currently under licensing or option agreements. Med-Design also plans to continue discussions and negotiations with third parties regarding the licensing or joint venture of these products. Med-Design plans to support such product development programs, discussions, and negotiations, including the building of necessary prototypes with currently available funds.

     Med-Design is also investigating opportunities with third parties, including BD, to manufacture, market and distribute Med-Design's products. Med-Design anticipates that entering into alliances and licensing arrangements with third parties would enable Med-Design to increase market penetration of its products more quickly than Med-Design could achieve on its own. Med-Design has entered into such arrangements with Beckon Dickinson as mentioned.

Other Business

     Med-Design is currently in negotiating with third parties to provide additional design, development and manufacturing in furtherance of the commercialization of the products. Med-Design has sufficient facilities to perform these tasks. Med-Design's facility in Ventura, California contains a research and development laboratory equipped with assembly and test equipment for concept modeling and product development and a machine shop equipped with machine tools for fabrication of new product parts for concept modeling and assembly, and fabrication of prototype molds and test fixtures. Med-Design also installed a 3,120 square foot Class 100,000 clean room at the facility, which is capable of being used for the semi-automated assembly of both prototypes and products intended for sale.

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

     The assembly system will produce one or more of Med-Design's products at a time, and has the capability of being converted at a reasonable cost with minimal delay to manufacture a different product at such time as Med- Design may decide. Med-Design completed the system during the third quarter of 1997.

     Med-Design anticipates earning revenues in 2000 from one or more of the following: licensing or optioning of additional products; third party development agreements and royalty payments in association with licensed products.

     As of February 28, 2000, Med-Design employed 18 people on a full-time basis and one person on a part-time basis. Med-Design anticipates increasing employees in certain strategic areas pending the outcome of continued discussions and negotiations with third parties regarding the licensing or joint venture of its early stage development products.

Liquidity and Capital Resources

     At December 31, 1999, Med-Design had an accumulated deficit of $22,331,825, which includes a one-time, nonrecurring write-off of $5,932,770 for purchase research and development incurred in connection with the acquisition of MDI by Med-Design. Med-Design has financed its activities through December 31, 1999 principally through debt, the private placement of equity securities, its initial public offering, licensing fee and an equity investment from Becton Dickinson.

     As of December 31, 1999, Med-Design's working capital was $2,804,131 including cash and cash equivalents of $682,120, and available-for-sale securities of $4,180,262, as compared to working capital of $5,664,894, at December 31, 1998, including cash and cash equivalents of $32,883, and available-for-sale securities of $6,111,620, a decrease of $2,860,763.

     The current ratio of current assets to current liabilities was 2.26 to 1 at December 31, 1999, as compared to 9.68 to 1 at December 31, 1998. Med-Design's primary source of cash in 1999 consisted of: (1) proceeds from the option agreement with Becton Dickinson, $1,500,000; (2) proceeds from the exercise of stock options and warrants, $986,344. Med-Design's primary uses of cash in 1999 consisted of (1) cash used in operations, $3,472,997; (2) purchase of fixed assets of $46,988 ; (3) payments to acquire and develop patents, $255,644.

     At December 31, 1999, Med-Design was party to a revolving line of credit totaling $3,000,000 with its principal lending institution. This facility can be used to fund working capital needs and finance capital equipment purchases; provided, however, that advances for capital equipment financing cannot exceed $600,000. Borrowings to meet working capital needs bear interest at LIBOR plus
2.25 basis points, while borrowings to finance capital equipment purchases bear interest at prime plus 2.5%. Pursuant to the terms of the facility, all borrowings must be fully collateralized by available-for-sale securities, cash, cash equivalents, equipment financed, and general intangibles of Med-Design. There were no obligations outstanding under the agreement at December 31, 1999. The facility expires on May 30, 2001 and there is no assurance that Med-Design will be successful in negotiating a continuation of the availability of the Loan Agreement and what terms will be made available to Med-Design.

     Med-Design's debt to equity ratio was .27:1 and .29:1 at December 31, 1999 and 1998 respectively.

     There were no capital expenditures for the year ended December 31, 1998 and $46,988 for the year ended December 31, 1999. Med-Design does not anticipate any significant capital expenditures in 2000.

     Management believes that Med-Design has sufficient funds to support its planned operations and capital expenditures for the next twelve months. Thereafter Med-Design will rely on negotiating licensing and royalty agreements with its current and future strategic partners. Becton Dickinson, as part of the option licensing agreement, was granted an option to license several products. No assurance, however, can be given that Med- Design will be able to conclude final negotiations on these option products. If Med-Design is unsuccessful in negotiating future agreements, Med-Design may be required to reduce substantially, or eliminate certain areas of its product development activities, limit its operations significantly, or otherwise modify its business strategy.

     Med-Design's capital requirements will depend on many factors, including but not limited to, the progress of its research and development programs, the development of regulatory submissions and approvals, pilot manufacturing capability, and the costs associated with protecting its patents and other proprietary rights.

New Accounting Pronouncements

     In June, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Adventures". SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earning or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. Management anticipates that the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position since the company currently does not use derivative instruments.

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

                                                                                                     Page
                                                                                                     ----
Report of Independent Accountants                                                                    F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998                                         F-3

Consolidated Statements of Operations for years ended December 31, 1999 and 1998                     F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999                F-5
and 1998

Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998                 F-6

Notes to Consolidated Financial Statements                                                           F-7



     2. List of Exhibits. The following exhibits are listed in the Exhibits appearing below and are followed herewith or are incorporated by reference to exhibits previously filed with the Commission.

        Exhibit
         Number                             Description
        --------  --------------------------------------------------------------
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

         3.1 (1)  Certificate of Incorporation of Med-Design.

         3.2 (1)  Amendment to Certificate of Incorporation of Med-Design.

         3.3 (1)  Bylaws of Med-Design.

         4.1 (1)  Specimen of Common Stock Certificate of Med-Design.

        Exhibit
        Number                             Description
       --------   --------------------------------------------------------------
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

       10.5 (3)   Amended and Restated Non-Qualified Stock Option Plan.

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

       10.18 (2)  Demand Promissory Note dated July 26, 1995 from MDC Holdings in favor of Meridian Bank.

       10.19 (2)  Security Agreement dated July 26, 1995 between MDC Holdings and Meridian Bank.

       10.20 (2)  Surety Agreement dated July 26, 1995 between Med-Design and
                  Meridian Bank

       10.21 (2)  Security Agreement dated July 26, 1995 between Med-Design and
                  Meridian Bank.

        Exhibit
        Number                             Description
       --------   --------------------------------------------------------------
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

       10.36 (4)  Amendment to Security Agreement dated April 4, 1996 between
                  Med-Design and Meridian Bank.

       10.37 (4)  Demand Promissory Note dated April 4, 1996 from MDC Holdings in favor of Meridian Bank.

       10.38 (5)  Third Amendment to Loan Agreement dated July 11, 1996 among
                  Meridian Bank, MDC Holdings, The Med-Design Corporation, and MDC Research Ltd.

       10.39 (5)  Judgement Note date July 11, 1996 from MDC Holdings in favor of Meridian Bank.

        Exhibit
        Number                             Description
       --------   --------------------------------------------------------------
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

       10.50 (9)  Warrant dated September 9, 1998 from Med-Design to
                  John F. Kelley.

       10.50 (2)  Employment Agreement dated as of August 1, 1995 between
                  Med-Design and Donald Shea.

       10.51 (2)  Employment Agreement June 1995 between Med-Design and
                  Patrick E. Rodgers.

       10.52 (2)  Employment Agreement June 1995 between Med-Design and
                  John Osborne.

       10.53 (2)  Employment Agreement between Med-Design and Gilbert White.

       10.54 (9)  Warrant dated March 19, 1997 from Med-Design to
                  John F. Kelley.

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

       10.56 (9)  Warrant dated January 14, 1998 from Med-Design to
                  John F. Kelley.

       10.57 (9)  Warrant dated January 14, 1998 from Med-Design to Gilbert
                  White.

       10.58 (9)  Repriced option agreement October 10, 1997 from Med-Design to
                  John Kelley.

       10.59 (9)  Repriced option agreement October 10, 1997 from Med-Design to
                  John Marr.

        Exhibit
        Number                             Description
       --------   --------------------------------------------------------------
       10.60 (9   Consulting agreement between Med-Design and John Botich.

       10.61 (9)  Revised warrant agreement between Med-Design and John Kelley.

       10.62 (9)  Revised warrant agreement January 14, 1998 between Med-Design and John Kelley.

       10.63 (9)  Licensing and Option Agreement December 11, 1998 with Becton,
                  Dickinson and Company.

       10.64 (9)  Equity agreement December 11, 1998 with Becton, Dickinson and
                  Company.

       10.65 (9)  Registration Rights Agreement with the Pennsylvania
                  Merchant Group.

       10.66 (9)  Debenture Purchase Agreement with the Pennsylvania
                  Merchant Group.

       10.67 (9)  Form of Debentures with the Pennsylvania Merchant Group

       10.68 Option Agreement December 11, 1999 with Becton Dickinson and Company

       10.69      Warrant dated March 5, 1999 between Med-Design and Jim Donegan

       10.70      Warrant dated March 5, 1999 between Med-Design and
                  Joseph Bongiovanni

       10.71 Warrant dated November 11, 1999, between Med-Design and Michael Simpson

       10.72 Second Amendment to Option Agreement January 25, 2000 with Becton, Dickinson and Company

      21 (1)      List of Subsidiaries of Med-Design.

      27 (7)      Financial Data Schedule.

(b) No Reports on Form 8-K were filed in the quarter ended December 31, 1999.

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

(7) Electronic filing only.

(9) Incorporated by reference to Form 10-KSB December 31, 1998.

                   Index to Consolidated Financial Statements


                                                                            Page
                                                                            ----
Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . F-2

Consolidated Balance Sheets as of December 31, 1999
     and 1998 . . . . . . . . . . . . . . . .. . .  . . . . . . . . . . . . .F-3

Consolidated Statements of Operations for the years ended
     December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . . . F-4

Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . . . F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . F-7 to F-19

                        REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Stockholders of
The Med-Design Corporation:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of The Med-Design Corporation and subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP

Philadelphia, PA
February 25, 2000

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                                          December 31,      December 31,
                                                                                              1999              1998
                                                                                          ------------      ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                            $    682,120      $     32,883
     Available-for-sale securities                                                           4,180,262         6,111,620
     Prepaid expenses and other current assets                                                 172,680           173,006
                                                                                          ------------      ------------

          Total current assets                                                               5,035,062         6,317,509

     Property, plant, and equipment, net                                                       698,571           865,267
     Patents, net of accumulated amortization of $132,276 and $80,766
         at December 31, 1999 and December 31, 1998, respectively                            1,110,013           788,629
     Debt issue costs, net of accumulated amortization of $151,560 and $53,720
         at December 31, 1999 and December 31, 1998, respectively                              413,640           511,480
                                                                                          ------------      ------------
     Total Assets                                                                            7,257,286         8,482,885
                                                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                                                    $250,000          $250,000
     Current maturities of long-term debt and capital lease obligations                         12,251            10,492
     Accounts payable                                                                          277,031           215,426
     Accrued expenses                                                                          191,650           176,697
     Licensing Fee Advance                                                                   1,500,000
                                                                                          ------------      ------------
          Total current liabilities                                                          2,230,932           652,615

     Long-term debt and capital lease obligations, less current maturities                   1,073,797         1,579,824
                                                                                          ------------      ------------

          Total liabilities                                                                  3,304,729         2,232,439

Commitments and Contingencies

Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
          300,000 shares issued and outstanding                                                  3,000             3,000
     Common stock, $.01 par value, 20,000,000 shares authorized;
          8,604,637 and 7,951,570 shares issued and outstanding at
          December 31, 1999 and 1998, respectively                                              86,045            79,516
     Additional paid-in capital                                                             26,165,377        24,244,554
     Accumulated deficit                                                                   (22,331,825)      (18,084,352)
     Accumulated other comprehensive income                                                     29,960             7,728
                                                                                          ------------      ------------

Total stockholders' equity                                                                   3,952,557         6,250,446
                                                                                          ------------      ------------

Total Liabilities and Stockholders Equity                                                 $  7,257,286      $  8,482,885
                                                                                          ============      ============



   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Year Ended December 31,
                                                                 1999                    1998
                                                             ------------             ----------
Licensing revenue                                                      --             $4,500,000
                                                             ------------             ----------


Operating expense:
     Marketing                                                         --                 82,335
     General and administrative                               $ 2,962,413              2,447,866
     Research and development                                   1,228,101              1,106,501
                                                              -----------            -----------


     Total operating expenses                                   4,190,514              3,636,702
                                                              -----------

     Loss from operations                                      (4,190,514)               863,298
     Interest expense                                            (256,182)              (242,521)
     Investment income                                            199,223                262,112
                                                              -----------

Net Loss                                                      ($4,247,473)              $882,889
                                                              ===========

Basic and diluted earnings per common share                        $(0.53)                 $0.11


Weighted average common shares outstanding                      7,978,963              7,951,570



    The accompanying notes are an integral part of these financial statements

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                 Additional
                                               Preferred Stock                   Common Stock                    Paid-In
                                               Shares                 Amount     Shares             Amount       Capital
                                               ---------------        ------     ------------       ------       ----------
Balance, January 1, 1998                                  --              --       7,951,570        79,516       21,764,194
   Debt issue costs in connection
      with private placement                                                                                        489,200
   Debt issue costs in connection
      with private investor loan                                                                                     28,158
   Issuance of warrants for services                                                                                380,802
   Equity investment in preferred stock              300,000          $3,000                                      1,497,000
   Repricing of warrants issued                                                                                      85,200
   Change in unrealized gains on
      available-for-sale securities
   Net Income
                                                -------------------------------------------------------------------------------
   Balance, December 31, 1998                        300,000          $3,000       7,951,570       $79,516      $24,244,554
   Debt issue costs and interest in connection
      with private investor loan                                                                                     59,758
   Issuance of common stock in connection with                                       118,867         1,189          310,556
      exercise of stock options
   Issuance of common stock in connection with                                       134,000         1,340          673,260
      the exercise of warrants
   Issuance of stock options/warrants or
      modification of terms                                                                                         263,999
   Issuance of common stock in connection with                                       400,000         4,000          496,000
      conversion of convertible debentures
   Issuance of warrants in connection
      with the purchase of patent                                                                                   117,250
   Change in unrealized gains on
      available-for-sale-securities
   Net loss
                                                -------------------------------------------------------------------------------
Balance December 31, 1999                            300,000           3,000       8,604,437        86,045       26,165,377
                                                ===============================================================================


                                                                  Other
                                                                  Comprehensive
                                               Accumulated        Income              Stockholders'
                                               Deficit            (Loss)*             Equity
                                               -----------        -------------       -------------
Balance, January 1, 1998                       (18,967,241)           12,899           2,889,368
   Debt issue costs in connection
      with private placement                                                             489,200
   Debt issue costs in connection
      with private investor loan                                                          28,158
   Issuance of warrants for services                                                     380,802
   Equity investment in preferred stock                                                1,500,000
   Repricing of warrants issued                                                           85,200
   Change in unrealized gains on
      available-for-sale securities                                   (5,171)             (5,171)
   Net Income                                      882,889                               882,889
                                               -------------------------------------------------
   Balance, December 31, 1998                 $(18,084,352)           $7,728          $6,250,446
   Debt issue costs in connection
      with private investor loan                                                          59,758
   Issuance of common stock in connection with                                           311,745
      exercise of stock options
   Issuance of common stock in connection with                                           674,600
      the exercise of warrants
   Issuance of stock options for services                                                263,999
   Issuance of common stock in connection with                                           500,000
      conversion of convertible debentures
   Issuance of warrants in partial payment of                                            117,250
       patent
   Change in unrealized gains on
      available-for-sale-securities                                   22,232              22,232
   Net loss                                     (4,247,473)                           (4,247,473)
                                               -------------------------------------------------
Balance December 31, 1999                      (22,331,825)           29,960          $3,952,557
                                               =================================================

*Total comprehensive income (loss) for the years ended December 31, 1998 and 1999 was $877.718 and ($4,225,241) respectively.

   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                                     Year Ended December 31,
                                                                --------------------------------
                                                                     1999               1998
                                                                ------------        ------------
Cash flows from operating activities:
Net income (loss)                                                ($4,247,473)       $    882,889
Adjustments to reconcile net loss to operating
     cash flows:
          Depreciation and amortization                              275,994             289,022
          Issuance of warrants for services                                              380,802
          Issuance of stock options for services                     263,999
          Repricing of stock options                                                      85,200
          Amortization of debt issue costs                            97,840              53,720
          Debt issue cost and interest in connection with
               private investor loan                                  59,758              28,158
          Changes in operating assets and liabilities:
               Prepaid expenses and other current assets                 327               6,545
               Accounts payable                                       61,606               9,801
               Accrued expenses                                       14,952             (36,346)
                                                                ------------        ------------
          Net cash (used in) provided by operating
            activities                                            (3,472,997)          1,699,791
                                                                ------------        ------------

Cash flows from investing activities:
     Sale (purchases) of property and equipment                      (46,988)             36,791
     Additions to patents                                           (255,644)           (144,183)
     Investments in available-for-sale securities                 (1,500,000)                 --
     Sale of available-for-sale securities                         3,453,590            (499,507)
     Sale of short-term investments                                                      546,591
                                                                ------------        ------------

          Net cash provided by investing activities                1,650,958             (60,308)
                                                                ------------        ------------

Cash flows from financing activities:
     Capital lease payments                                          (15,068)            (17,633)
     Warrants and stock options exercised                            986,344                  --
     Repayment of long-term borrowings                                                  (296,546)
     Repayment of short-term borrowing                                                (4,630,500)
     Proceeds from short-term borrowing                                                  250,000
     Proceeds of private investment, debenture
       bonds                                                                           1,550,000
     Proceeds from issuance of Series A
       preferred stock                                                                 1,500,000
     Debt issue costs                                                                    (76,000)
     Licensing fee advance                                         1,500,000

                                                                ------------        ------------
          Net cash provided by (used in)
            financing activities                                   2,471,276          (1,720,679)
                                                                ------------        ------------

Increase (decrease) in cash                                          649,237             (81,196)
Cash and cash equivalents, beginning of period                        32,883             114,079
                                                                ------------        ------------
Cash and cash equivalents, end of period                            $682,120             $32,883
                                                                ------------        ------------
Supplemental cash flow information with
    regard to certain cash payments and non-cash
    investing and financing activities:
      Interest                                                   $    77,274        $    219,176

      Issuance of warrants in connection with
        purchase of patents                                          117,250                  --
      Capital lease obligation incurred                               10,800                  --
      Change in unrealized gain (loss) on
           available-for-sale securities                         $    22,232        $     (5,171)
Debt issue costs                                                         --         $    489,200


    The accompanying notes are an integral part of these financial statements

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Nature of Business

     The Med-Design Corporation ("Med-Design") designs and develops safety medical devices intended to reduce the incidence of accidental needlesticks. Accordingly, Med-Design and its products are subject to various regulatory processes and approvals. Med- Design has three core products under development and several new products which are in the beginning stages of development. On December 11, 1998, Med-Design signed a licensing agreement, an option agreement and an equity agreement with Becton, Dickinson and Company ("Becton Dickinson"). Under the terms of the agreement, Med-Design received an initial, non-refundable payment of $4.5 million and an equity investment of $1.5 million in Series A preferred stock.

     On December 13, 1999, The Med-Design Corporation signed an option agreement with Becton Dickinson. Under the terms of the agreement Med-Design agreed to extend the initial option agreement covering five products until January 25, 2000, which was further extended until March 24, 2000. Med-Design received a payment of $1.5 million, which is presented as License Fee Advance in the Balance Sheet, to be applied to future licensing, transfer of technology or other agreements.

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

Concentrations of Credit Risk

     Financial instruments which potentially subject Med-Design to concentration of credit risk consist principally of cash and available- for-sale-securities. At December 31, 1999, none of Med-Design's cash balances exceeded FDIC insurance limits.

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

Recoverability of long-lived assets:

     Med-Design's assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount may not be recoverable. When necessary, Med-Design assesses the recoverability of its assets by determining whether the carrying value can be recovered through projected undiscounted future cash flows.

Patents:

     Patents, patent applications, and rights are stated at acquisition costs. Amortization of patents is recorded by using the straight-line method over the legal lives of the patents. Amortization expense from the years ended December 31, 1999 and 1998 was $51,509 and $36,602, respectively.

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

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivatives Instruments and Hedging Activities ("SFAS 133") which is effective for quarters of fiscal years beginning after June 15, 1999. Managements has reviewed the provisions of SFAS No. 133 and the implementation of these standards is not expected to have any significant impact on its consolidated financial statements

3. Available-for-Sale Securities

     Gross unrealized gains for the years ended December 31, 1999 and 1998 are as follows:


                                                                      Gross
                                                                   Unrealized
                                              Cost                    Gains                 Fair Value
                                              ----                 ----------               ----------
At December 31, 1998:

Corporate Debt Securities                  $6,103,892                $ 7,728                $6,111,620
                                          -----------                 -------               ----------

At December 31, 1999:

Corporate Debt Securities                  $4,150,302                 $29,960               $4,180,262
                                          -----------                 -------               ----------


                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

3. Available-for-Sale Securities, continued

     Investment income for the years ended December 31, 1999 and 1998 consisted of the following:


                                            1999                1998
                                          --------            --------
Realized gain on sale of
  available-for-sale securities                 --            $     62

Realized loss on sale of
  available-for-sale securities             (1,009)                 --

Interest income                            200,232             262,050
                                          --------            --------
Total                                     $199,223            $262,112
                                          ========            ========


4. Property, Plant And Equipment

     Balances of major classes of assets and accumulated depreciation at December 31, 1999 and 1998 are as follows:


                                           1999                1998
                                        ----------          ----------
Leasehold improvements                  $  176,878          $  160,127

Machinery and equipment                    668,171             657,371

Office furniture & fixtures                329,114             329,114

Computer equipment & software              368,006             337,768
                                        ----------          ----------
                                        $1,542,169          $1,484,380

Accumulated depreciation and
     amortization                          843,598             619,113
                                        ----------          ----------
                                        $  698,571          $  865,267
                                        ==========          ==========


     Depreciation and amortization expense was $224,485 and $252,420 for the years ended December 31, 1999 and 1998, respectively.


                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

5. Short-Term Borrowings

     In May 1999, Med-Design renewed its revolving line of credit ("Loan Agreement") with its principal lending institution (the "Bank") for a $3,000,000 facility. The Loan Agreement provides that advances under Equipment Loans will not exceed $600,000 of the $3,000,000. Borrowings to meet working capital needs bear interest at LIBOR plus 2.25 basis points. Under the terms of the Loan Agreement, all borrowings must be fully collateralized by available-for-sale securities, cash equivalents, equipment financed, and general intangibles of Med-Design. Med-Design had no amounts outstanding under the line of credit at December 31, 1999 and 1998.

     On May 29, 1998, Med-Design obtained a loan from a private investor, who is a director of the Company, in the amount of $250,000 The loan is callable at the option of the holder upon change of control of Med-Design, upon any significant licensing or joint venture agreement or any refinancing in excess of $500,000. The loan bears interest at prime and includes an agreement to issue the holder 33,000 shares of common stock. The loan was renewed on May 29, 1999 for an indefinite period at prime plus 810 shares of common stock per month. In addition to the prime rate, interest expense is determined based upon the fair value of the common stock at the beginning of each month.

6. Debt

     Debt at December 31, 1999 and 1998 consisted of the following:


                                                         1999          1998
                                                      ----------    ----------
Convertible debenture bonds                           $1,050,000    $1,550,000

Bank term note, under equipment
financing facility, interest at prime plus
 .25%; fully collateralized.

Capital lease obligations, at interest rates              36,048        40,316
ranging from 4.4% to 9.3%, with monthly payments
ranging from $182 to $987; lease obligations
are due through 2002.
                                                      ----------    ----------
                                                       1,086,048     1,590,316
Less: current maturities                                  12,251        10,492
                                                      ----------    ----------
                                                      $1,073,797    $1,579,824
                                                      ==========    ==========


                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

6. Debt, continued

     The aggregated amount of debt and capital lease obligations maturing in each of the next five years, is as follows:


                              Debt          Capital Lease
                           ----------       -------------
           2000                               $ 12,251
           2001                                 17,172
           2002                                  1,733
           2003                                  1,733
           2004             1,050,000            1,733
        Thereafter                               1,426
                           ----------         --------
                           $1,050,000         $ 36,048
                           ==========         ========



     Med-Design issued convertible debentures on June 29, 1998 and July 22, 1998 in the amount of $1,000,000 and $550,000 respectively. The debentures bear interest at 4% per annum payable quarterly in cash or stock at Med-Design's option, mature in five years, are convertible into 840,000 shares of common stock and are collateralized by a first lien on all patents pending and issued.

     In December 1999, Convertible debentures in the amount of $500,000 were converted into 400,000 shares of common stock.

7. Commitments and Contingencies

     Med-Design leases a building, office space, and other office equipment under noncancellable operating leases expiring at various times through December 31, 2000. The building lease provides an option to renew the lease for two additional thirty-six month periods under the same terms with and increase to market value for rental payments at the end of each option period.

     In April 1998, Med-Design moved its Corporate Headquarters to its Ventura Ca. facility. The properties formerly located in Philadelphia Pa. were sublet but remain the obligation of Med-Design until the expiration of the lease on December 1, 2000.

     Total rent expense under all operating leases for year ended December 31, 1999 and 1998 was $160,395 and $178,318 respectively.

     Med-Design has employment agreements renewable annually with the Chief Executive Officer, and certain other executives providing for salary to be paid over the term of their agreements which expire in the year 2002 and 2000, respectively. At December 31, 1999, the payments remaining under employment contracts total approximately $575,000.


                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

8. Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted net income
(loss) per share:



1999
                                                          Numerator                  Denominator                 EPS
                                                        ------------                 -----------                ------
Basic and diluted EPS

Net loss available to common shareholders               $ (4,247,473)                 7,978,963                 $(0.53)
                                                        ============                 ==========                 =======

1998

Basic Earnings Per Share

Net Income                                              $    882,889

   Less preferred dividends earned                            (2,581)
                                                        ------------                 ----------                 -------
Net income available to common shareholders             $    880,308                  7,951,570                 $  0.11
                                                        ------------                 ----------                 -------
Diluted Earnings Per Share

   Preferred dividends earned                                  2,581

   Interest on 4% convertible debenture                       29,990

   Stock issued in connection with
       loan agreement                                                                    19,250

   Convertible debentures                                                               431,290

   Stock options and warrants                                                           133,290
                                                        ------------                 ----------                 -------
Diluted Earnings Per Share                                   912,879                  8,535,400                 $  0.11
                                                        ============                 ==========                 =======



Options and warrants to purchase 1,639,200 shares of common stock as of December 31, 1999 and 1,580,000 as of December 31, 1998, together with Med-Design's Series A Convertible Preferred Stock of 300,000 shares, were not included in computing diluted earnings per share as the effect is antidilutive.

9. Stockholders' Equity

     Preferred Stock

     In December 1998, as part of the licensing agreement Med-Design issued 300,000 shares of Series A Convertible Preferred Stock for $1.5 million to Becton Dickinson. Dividends are payable semi-annually at the rate of 8% per annum on the Preferred Stock in cash or in additional shares of Preferred Stock (at the option of Med-Design). The Preferred Stock is convertible at the holders option, at the conversion price of $5.00 per share. At its option, Med-Design may convert the Preferred Stock into Common Stock at a conversion price ranging from $3.25 to $5.00 per share depending on the price of Med-Design's Common Stock during the 20 trading days prior to the date Med-Design gives notice of the conversion.

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

     The stock option agreement was amended in July 1999 to provide for the granting of an additional 500,000 shares.

     Options granted to employees expire in five years and vest at a rate of 20% per year. Options granted to directors expire in five years and vest one year from date of grant.

     Activity under the Stock Option Plan during the years ended December 31, 1999 and 1998 is as follows:

                                                                   1999                                           1998
                                          ---------------------------------------------------------------------------------
                                                                 Weighted-                                      Weighted-
                                                                  Average                                        Average
                                                                 Exercise                                       Exercise
            Options                          Shares                Price                 Shares                   Price
---------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning
     of year                                 481,000               $4.59                 442,000                   $5.53

Granted                                      174,667               $2.91                 121,000                   $1.56

Exercised                                   (118,867)                 --                      --                      --

Canceled                                     (25,600)                 --                 (82,000)                  $6.69
                                          ---------------------------------------------------------------------------------
Outstanding at end of year                   511,200                  --                 481,000                   $4.59
                                          =================================================================================
Options exercisable at
     year-end                                264,900                                     191,400
                                       =============                              ==============
Option price range at end
     of year                           $.81 to $5.75                              $1.56 to $8.00
                                       =============                              ==============
Weighted-average fair
     value of options granted
        during year                            $2.78                                       $1.56
                                       =============                              ==============


                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

     The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                  Options Outstanding                                                Options Exercisable
                               --------------------------------------------------------------------------------------------------
                                                      Weighted-
                                                       Average           Weighted-                                      Weighted-
                                Number                Remaining           Average                  Number                Average
Range of                      Outstanding            Contractual          Exercise              Exercisable             Exercise
Exercise Prices          at December 31, 1999            Life              Price            at December 31, 1999          Price
---------------------------------------------------------------------------------------------------------------------------------
$0.81 to $1.56                  176,100                  3.7               $1.29                  183,700                $ 1.06

$3.25 to $5.75                  335,100                  3.5               $3.73                  181,200                $ 3.25
                         --------------------------------------------------------------------------------------------------------
$0.81 to $5.75                  511,200                  3.6               $2.89                  364,900                $ 1.75
                         ========================================================================================================

     Med-Design has adopted the disclosure only provisions of FAS No. 123, "Accounting for Stock-based Compensation." Accordingly, no compensation cost has been recognized for Med-Design's Stock Option Plan. Had compensation cost for Med- Design's Stock Option Plan been determined based on the fair value at the grant date for awards in 1999 and 1998 consistent with the provisions of FAS No. 123, Med-Design's net loss and net income (loss) per share would have been increased to the pro forma amounts indicated below:

                                                                       1999                        1998
                                                                   ------------                  --------
Net income (loss) - as reported                                    ($4,247,473)                  $882,889

Net income (loss) - pro forma                                      ($4,675,874)                  $479,735

Basic net income (loss) per share - as reported                         ($0.53)                     $0.11

Fully diluted income (loss) per share - as reported                         --                      $0.11

Basic net income (loss) per share - pro forma                           ($0.59)                     $0.06

Fully diluted income (loss) per share - pro forma                           --                      $0.06

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption used for grants in 1999: dividend yield of 0.00%; expected volatility of 82,64% range of risk free interest rate of 5.69%; and in 1998: dividend yield of 0.00%; expected volatility of 84.45% to 92.88%; risk free interest rate of 5.13% to 5.5%. Expected lives are based on actual terms of options granted.

     On January 21, 1999 Med-Design repriced options held by directors, officers and employees to $3.25 which represents the market price on that date. The cumulative valuation of the repricing of the options was calculated using Black-Scholes option- pricing model in accordance with FASB 123. If compensation cost for the repricing of options had been recognized in accordance with FASB 123, Med-Design would have recorded compensation cost of $230,155 for the year ended December 31, 1999.

     In connection with the resignation of a director and termination of certain employees, in July 1999, the Company extended the date of expiration of certain options. As a result of these modifications the options were valued using a Block Scholes valuation model and accordingly, the company recognized a charge of $263,999 in general administration costs in 1999.

     Warrants

     In connection with the initial public offering, Med-Design issued warrants to the Underwriter to purchase 300,000 shares of Common Stock, of which warrants to purchase 111,000 were exercised in 1996, 52,000 were exercised in 1997 and 134,000 were exercised in 1999.

     The remaining warrants expire on January 23, 2002. On August 15, 1995 Med-Design issued warrants to purchase shares of Common Stock at $7.50 per share, in consideration for the execution of an agreement for consulting services. The warrants were exercisable upon issuance and expired on August 15, 1998, however in January 2000 the expiration date of these warrants was extended to August 15, 2000 for which the Company will recognize a chage of $823,270 in the first quarter of 2000.
                                   (Continued)

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

     On February 14, 1997, Med-Design issued warrants to purchase 25,000 shares of Common Stock at $3.25 per share to the Chief Executive Officer. The warrants vest one year and expire on February 14, 2002.

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

     On January 14, 1998, Med-Design issued warrants to purchase 100,000 shares of Common Stock at an exercise price of $2.88 per share to a director of Med-Design who was engaged to perform certain consulting services. The warrants are exercisable upon issuance and expire on January 14, 2003. Med-Design recorded consulting expense of $194,000 in relation to these warrants.

     Med-Design also repriced 200,000 previously issued warrants to a director on January 14, 1998. The warrants were issued on March 19, 1997 and October 10, 1997 at an exercise price of $7.50 per share and $5.44 per share respectively and were repriced to $2.88. In connection with the repricing of these warrants Med-Design recorded consulting expense of $85,200.

     On September 9, 1998, Med-Design issued warrants to purchase 200,000 shares of Common Stock at a price of $1.25 per share to a director of Med-Design who was engaged to perform certain consulting services. The warrants vest upon completion of performance which was completed on December 23, 1998. The warrants expire on September 9, 2003. Med-Design recorded consulting expense of $186,802.

     On March 5, 1999 Med-Design issued warrants to purchase 100,000 shares of Common Stock at $3.94 per share to both the Chief Executive Officer and Corporate Secretary. The warrants vest one year from date of grant and expire on March 5, 2004. The cumulative valuation of the warrants issued was calculated using Black-Scholes option-pricing model in accordance with FASB 123. If compensation cost for the warrants had been recognized in accordance with FASB 123, Med-Design would have recorded compensation cost of $405,733 for the year ended December 31, 1999.

     On November 5, 1999, in connection with the acquisition of a patent, Med-Design issued warrants to purchase 25,000 shares of Common Stock at an exercise price of $8.00 per share. The fair value of the warrants was calculated using a Black-Scholes valuation model and Med-Design recorded an intangible asset of $117,250. The warrants are exercisable on or before November 5, 2004.

     On November 11, 1999 Med-Design issued warrants to purchase 50,000 shares of Common Stock at $7.68 to the Chief Operating Officer. The warrants vest one year from the date of grant and expire on November 11, 2004. The cumulative valuation of the warrants issued was calculated using Black-Scholes option-pricing model in accordance with FASB 123. If compensation cost for the warrants had been recognized in accordance with FASB 123, Med-Design would have recorded compensation cost of $35,100 for the year ended December 31, 1999.


                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

10. Defined Contribution Benefit Plan

    Med-Design sponsors a 401K defined contribution benefit plan. Participation in the plan is available to substantially all employees. There have been no Company contributions to this plan to date.

11. Income Taxes

The following is a summary of the components of income taxes from operations:


                                                                  1999                    1998
                                                              -----------              ---------
Current Provision
-----------------
Federal                                                                --                     --

State                                                                  --                     --
                                                              ----------------------------------
                                                                       --                     --
Deferred Tax Benefit
--------------------
Federal                                                         1,856,958                309,012

State                                                             517,778                 83,875

                                                              ----------------------------------
Total provision for income taxes                                2,374,736                392,887

Less: Increase in valuation allowance                          (2,374,736)              (392,887)
                                                              ----------------------------------
                                                                       --                     --
                                                              ==================================

The deferred income tax assets and liablilites recorded in the consolidated balance sheets at December 31, 1999 and 1998 are as follows:


                                                                  1999                   1998
                                                              -----------              ---------
Assets
------
Loss carryforwards                                              5,798,729              2,672,376

Research and developement tax credit                              268,631                225,549

Amortization                                                    1,274,251              2,000,856

Deferred compensation expense                                     133,792                207,370

Other                                                               5,485
                                                              ----------------------------------
Total deferred tax assets                                       7,480,888              5,106,151

Valuation allowance                                            (7,480,888)            (5,106,151)
                                                              ----------------------------------
Net deferred tax assets (liabilities)                                  --                     --
                                                              ----------------------------------

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

11. Income Taxes, continued

     At December 31, 1999, the Company has federal net operating loss carryforwards of approximately $12.9 million and for state tax purposes of approximately $13.2 million respectively. These NOL's start to expire in 2010 for federal tax purposes. A valuation allowance has been provided for the deferred tax asset. Other temporary differences are insignificant. The utilization of federal net operating loss may be limited by Section 382 of the Internal Revenue Code.

A reconciliation of the Federal statutory rate to the effective tax rate is as follows:


                                                         1999                  1998
                                                     -----------           ------------
U.S. statutory federal income tax                     (1,386,243)               309,011

State tax                                               (376,266)                83,854

Research and Development expenses                         47,085                492,392

Deferred compensation                                   (438,924)               207,391

Utilization of net operating losses                     (220,388)            (1,092,648)
                                                     -----------           ------------

Less: Valuation Allowance                              2,374,736                     --
                                                     -----------           ------------
                                                              --                     --
                                                     ===========           ============

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

12. Related Party Transactions

     During 1999 and 1998, Med-Design paid $57,719 and $81,737 respectively, for legal services to a firm, of which a partner is a director, officer and stockholder of Med-Design

13. Fair Value of Financial Statements

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

Debt: Med-Design's debt is primarily a convertible debenture bond at 4% interest with a common stock conversion feature of $1.25 per share. The fair value of the convertible debenture at December 31, 1999 is approximately $12,180,100, based on the bid price of similar securities.

Convertible Preferred Stock: Convertible preferred stock at 8% interest with a common stock conversion feature of $5.00 per share. The fair value of convertible preferred stock at December 31, 1999 is approximately $4,350,000 based on the bid price of similar securities.

14. Subsequent Events

     On January 25, 2000 Med-Design agreed to extend the option scheduled to expire on January 25, 2000 for an additional 45 days to evaluate and negotiate all products under option with BD for an undisclosed consideration.

     On February 9, 2000 Med-Design purchased a safety syringe patent issued to Dr. Edward Allard in June 1989. This patent acquisition significantly increased the design and manufacturing flexibility for the Company's safety syringe product and has measurably enhanced its compressive portfolio of intellectual property to protect against any infringement of the Company's safety syringe patents. Med-Design, for consideration of the patents issued Dr. Edward Allard and Daniel Longmire, the co-inventor, 14,416 shares of Common Stock and cash of $220,000.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE MED-DESIGN CORPORATION

Date: March 1, 2000                  By: /s/ James M. Donegan
                                         -------------------------------------
                                         James M. Donegan
                                         President and Chief Executive Officer


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


Signature                                   Title                                                Date
---------                                   -----                                                ----
/s/ James M. Donegan                        Chairman of the Board, President and Chief           March 1, 2000
-----------------------------------         Executive Officer (Principal Executive Officer)
James M. Donegan


/s/ Lawrence D. Ellis                       Vice President, Finance and Chief Financial          March 1, 2000
-----------------------------------         Officer (Principal Financial Officer and
Lawrence D. Ellis                           Principal Accounting Officer)


/s/ Joseph N. Bongiovanni, III              Director                                             March 1, 2000
-----------------------------------
Joseph N. Bongiovanni, III


/s/ John F. Kelley                          Director                                             March 1, 2000
-----------------------------------
John F. Kelley


/s/ Pasquale L. Vallone                     Director                                             March 1, 2000
-----------------------------------
Pasquale L. Vallone


/s/ Gilbert M. White                        Director                                             March 1, 2000
-----------------------------------
Gilbert M. White


/s/ William A. Jolly                        Director                                             March 1, 2000
-----------------------------------
William A. Jolly


/s/ Vincent J. Papa                         Director                                             March 1, 2000
-----------------------------------
Vincent J. Papa


/s/ Michael Simpson                         Director                                             March 1, 2000
-----------------------------------
Michael Simpson