Form 10QSB
period 2000-03-31
MED-DESIGN CORP
filed 2000-05-15
CIK 943736

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

                                 (805) 339-0375
                                 --------------

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

        Common Stock - 9,695,853 shares of Common Stock, $.01 par value, outstanding as of May 13, 2000.

                           THE MED-DESIGN CORPORATION
                                   FORM 10-QSB

INDEX

                                                                                            Page Number
                                                                                            -----------
                         PART I - FINANCIAL INFORMATION

Item 1-     Financial Statements

             Consolidated Balance Sheets as of March 31, 2000 (unaudited) and as of
             December 31, 1999 ...................................................................3

             Consolidated Statements of Operations (unaudited) for the three months ended
             March 31, 2000 and 1999..............................................................4

             Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2000 and 1999...........................................5

             Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2000 a........................................................6

             Notes to Consolidated Financial Statements (unaudited) ..............................7-8

Item 2-    Management's Discussion and Analysis of Plan of Operation .............................10-13


                           PART II - OTHER INFORMATION

Item 1-    Legal Proceedings......................................................................14

Item 2-    Changes in Securities..................................................................14

Item 3-    Defaults upon Senior Securities........................................................14

Item 4-    Submission of Matters to a Vote of Security Holders ...................................14

Item 5-    Other Information......................................................................14

Item 6-    Exhibits and Reports on Form 8-K.......................................................14

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                       March 31,         December 31,
                                                                                         2000                1999
                                                                                      (Unaudited)
                                                                                      ------------       ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                        $    942,871       $    682,120
     Available-for-sale securities                                                       3,433,491          4,180,262
     Prepaid expenses and other current assets                                             193,596            172,680
                                                                                      ------------       ------------

          Total current assets                                                           4,569,958          5,035,062

     Property, plant, and equipment, net of accumulated depreciation of $889,265 and $843,598 at March 31, 2000 and
         December 31, 1999, respectively                                                   642,386            698,571
     Patents, net of accumulated amortization of $166,430
         and $132,276 at March 31, 2000 and
         December 31, 1999, respectively                                                 1,558,004          1,110,013

     Debt issue costs, net of accumulated amortization of
         $121,560 and $151,560 at March 31, 2000 and
         December 31, 1999, respectively                                                    77,031            413,640
                                                                                      ------------       ------------
     Total Assets                                                                     $  6,847,379       $  7,257,286
                                                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                                            $       --         $    250,000
     Current maturities of long-term debt and capital lease obligations                     12,251             12,251
     Accounts payable                                                                      257,344            277,031
     Accrued expenses                                                                      110,983            191,650
     Licensing Fee Advance                                                                    --            1,500,000
                                                                                      ------------       ------------
          Total current liabilities                                                        380,578          2,230,932

     Long-term debt and capital lease obligations, less current maturities                 345,013          1,073,797
                                                                                      ------------       ------------

          Total liabilities                                                                725,591          3,304,729
                                                                                      ------------       ------------

Commitments and Contingencies

Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
        300,000 shares issued and outstanding as of December 31, 1999                         --                3,000
     Common stock, $.01 par value, 20,000,000 shares authorized;
        9,695,853 and 8,604,637 shares issued and outstanding as of
        March 31, 1999, respectively                                                        96,957             86,045
     Additional paid-in capital                                                         29,997,798         26,165,377
     Accumulated deficit                                                               (23,989,270)       (22,331,825)
     Accumulated other comprehensive income                                                 16,303             29,960
                                                                                      ------------       ------------

Total stockholders' equity                                                               6,121,788          3,952,557
                                                                                      ------------       ------------

Total Liabilities and Stockholders' Equity                                            $  6,847,379       $  7,257,286
                                                                                      ============       ============



   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                     2000              1999
                                                  -----------       -----------
Revenue:
Licensing Revenue                                 $ 1,500,000

                                                  -----------       -----------
Total Revenue                                       1,500,000
                                                  -----------       -----------

Operating expense:
     General and administrative                   $   848,106       $   652,556
     Research and development                         373,342           299,927
     Stock based compensation                       1,648,270

                                                  -----------       -----------
     Total operating expenses                       2,869,718           952,483


     Loss from operations                          (1,369,718)         (952,483)
     Interest expense                                 (31,852)          (65,458)
     Investment income                                 80,734            55,310

                                                  -----------       -----------
Net loss before extraordinary item                 (1,320,836)      ($  962,631)

Extraordinary loss on extinguishment of debt         (336,609)
                                                  -----------       -----------

Net loss                                          ($1,657,445)      ($  962,631)
                                                  ===========       ===========


Basic and dilutive earnings per common share

  Loss before extraordinary item                       ($0.15)           ($0.12)

  Extraordinary item loss                               (0.04)

  Net loss                                             ($0.19)           ($0.12)

Weighted average common shares outstanding          8,885,592         7,951,570


    The accompanying notes are an integral part of these financial statements.

                     MED-DESIGN CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)



                                               Three Months Ended March 31,
                                              -----------------------------

                                                  2000             1999
                                              -----------       -----------

Net loss                                      ($1,657,445)      ($  962,631)
Other comprehensive loss:
Unrealized holding losses on securities           (13,657)             --
                                              -----------       -----------

Comprehensive loss                            ($1,671,102)      ($  962,631)
                                              ===========       ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended March 31,
                                                         -----------------------------
                                                             2000              1999
                                                         -----------       -----------
Cash flows from operating activities:
Net loss                                                 ($1,657,445)      ($  962,631)
Adjustments to reconcile net loss to operating
     cash flows:
          Depreciation and amortization                       92,451            66,108
          Issuance of warrants for services
          Amortization of debt issue costs                                      24,460
          Interest in connection with private
            investor loan                                     24,401
          Stock based compensation                         1,648,270            10,560
          Licensing fee advance                           (1,500,000)
          Changes in operating assets and liabilities
               Prepaid expenses and other current            (20,916)           41,959
               Extraordinary loss on extinguishment
                 of debt                                     336,609
               Accounts payable                              (19,687)            9,150
               Accrued expenses                              (80,667)          (48,710)
                                                         -----------       -----------

          Net cash used in operating activities           (1,176,984)         (859,104)
                                                         -----------       -----------

Cash flows from investing activities:
     Purchases of property and equipment                      (2,114)           (6,429)
     Additions to patents                                   (246,083)          (53,232)
     Sale of available-for-sale securities                   733,114         1,306,956

                                                         -----------       -----------
          Net cash provided by investing activities          484,917         1,247,295
                                                         -----------       -----------

Cash flows from financing activities:
     Capital lease payments                                   (3,782)           (3,343)
     Warrants and stock options exercised                  1,206,600              --
     Repayment of short-term borrowings                     (250,000)             --
                                                         -----------       -----------
          Net cash used in financing activities              952,818            (3,343)
                                                         -----------       -----------

Increase in cash                                             260,751           384,848
Cash and cash equivalents, beginning of period               682,120            32,883
                                                         -----------       -----------
Cash and cash equivalents, end of period                 $   942,871       $   417,731
                                                         -----------       -----------
Noncash investing and financing activities:
     Change in unrealized gain (loss) on
          Available-for-sale securities                 ($    13,657)             --
     Issuance of stock in connection with the
          acquisition of patents                         $   236,062              --
                                                         -----------       -----------


    The accompanying notes are an integral part of these financial statements

                     MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Basis of Presentation

     The financial information included herein is unaudited, except for the balance sheet as of December 31, 1999; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

     The accompanying financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context requires, the "Company") and its wholly-owned subsidiaries, MDC Investment Holdings, Inc. ("MDC Holdings") and MDC Research Ltd. All significant intercompany transactions and accounts are eliminated.

     The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB and Rule 310 (b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, which were included as part of the Company's Annual Report on Form 10-KSB. Operating results for the three-month period ending March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

2.  Revenue Recognition

     On December 13, 1999, The Med-Design Corporation signed an option agreement with Becton Dickinson related to certain of the Company's patented products ("the optioned products"). In connection with this agreement, Med-Design received a payment of $1.5 million. On March 12, 2000, Med-Design signed a Binding Term Letter ("the Letter") with BD that detailed the major terms under which the optioned products would be licensed to BD, the letter also provided that the parties would begin to negotiate and prepare a license agreement consistent with the letter and that any disputes pertaining to the drafting of such agreement would be resolved through arbitration.

     The letter was approved by the Board of Directors of Med-Design and BD prior to March 31, 2000. In connection with the binding term letter, the $1.5 million option payment became non refundable and under the terms of the binding agreement, Med-Design has no further obligations regarding this payment, accordingly the Company recognized $1.5 million in revenue for the period ended March 31, 2000.

     On May 11, 2000, Med-Design and BD signed a license agreement consistent with the binding letter, the agreement allows for a further up-front non refundable payment of $2.5 million and future royalty payments based on sales of the licensed products by BD.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

3. Basic and Diluted Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                                             Three months ended
                                                                                   March 31,
                                                                     ----------------------------------
                                                                         2000                   1999
                                                                     -----------              ---------
     Net loss before extraordinary item                              ($1,320,836)             ($962,631)

        Extraordinary loss from debt issue costs                        (336,609)
                                                                     -----------              ---------
        Net loss                                                     ($1,657,445)             ($962,631)
                                                                     ===========              =========

     Basic and dilutive earnings per common share

     Loss before extraordinary item                                        (0.15)                 (0.12)

     Extraordinary item                                                    (0.04)

     Net Loss                                                             ($0.19)                ($0.12)



     Weighted average common shares outstanding                        8,885,592              7,951,570










Options and warrants to purchase 1,721,600 shares of common stock as of March 31, 2000 and 1,718,000 as of March 31, 1999, were not included in computing diluted earnings per share as the effect was antidilutive.

Convertible debentures with an option to purchase 260,000 shares of common stock and a promissory note issued in connection with a loan payment with a commitment to issue 33,000 shares of common stock as of March 31, 2000 were not included in computing diluted earnings per share as the effect was antidilutive.

4. Patents

     On February 18, 2000 Med-Design purchased a safety syringe patent issued to Dr. Edward Allard in June 1989. Med-Design, for consideration of the patents, issued Dr. Edward Allard and Daniel Longmire, the co-inventor, 14,416 shares of common stock and cash of $220,000. The Company capitalized $456,062 for the acquisition of this patent.

5. Debt Issue Costs

     The Company completed a $1,550,000 private placement of convertible debentures collateralized by the Company's intellectual properties with a five-year term in July 1998. The debentures are convertible into common stock at a price of $1.25 or 1,240,000 shares. The Company also recorded $565,200 in debt issue costs with respect to this placement. During the first quarter of 2000, $1,225,000 of the debentures converted to common stock, or 980,000 shares. Debt issue costs, in the amount of $336,609 that was previously being amortized over a five year period, was expensed in the first quarter for the debentures that converted. This amount is presented as an extraordinary item on the Company's Consolidated Statement of Operations.

6. Debt

     The Company obtained a loan from a private investor, who is a director of the Company in the amount of $250,000 on May 29, 1998. The loan principal and accrued interest of $5,142.12 was paid on February 29, 2000.

7. Preferred Stock

     Med-Design signed a license, option and equity agreement with Becton, Dickinson and Company on December 11, 1998. Under the terms of this agreement Becton, Dickinson and Company invested $1.5 million in Med-Design through the purchase of 300,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible into Med-Design Common Stock at $5.00 per share. Becton, Dickinson and Company converted the Preferred Stock to Common on March 28, 2000. These were the only shares of Preferred Stock outstanding.

     Dividends are payable semi-annually at a rate of 8% per annum in cash or in additional shares of Preferred Stock (at the option of Med-Design). There had been no dividend payments made on Preferred Stock, however, dividends are due BD in the amount of $155,666. The Board of Directors has not declared a dividend therefore no dividend has been accrued in the financial statements.

8. Stock Based Compensation

     In connection with the termination agreement of certain employees, in February 2000, the Company extended the date of expiration of certain vested and unvested options. As a result of these modifications the Company recognized a charge of $825,000 in the period ended March 31, 2000, based on the theoretical fair value calculation, in accordance with APB 25, Accounting for Stock Issued to Employees.

     On August 15, 1995, Med-Design issued a warrant to a consultant who was not an officer, director or employee of the Company to purchase shares of Common Stock at $7.50 per share, in consideration for the execution of an agreement for investment banking consulting services. The warrants were exercisable upon issuance and expired on August 15, 1998, however in January 2000, the expiration date of these warrants was extended to August 15, 2000, for which the Company recognized a charge of $823,270 in the period ended March 31, 2000, based on the theoretical fair value calculation, in accordance with SFAS 123, Accounting for Stock-Based Compensation.

     The above charges will have no negative effect on the Company's cash position and will not be additionally dilutive to its common stock.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated business performance, business prospects, technological developments, product development, new products, research and development activities and similar matters. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect, and "intend" and other similar expressions are intended to identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, The Med-Design Corporation ("Med-Design") notes that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections of this Quarterly Report entitled "Business Overview - "Management's Discussion and Analysis or Plan of Operation - Results of Operation," "Management's Discussion and Analysis or Plan of Operation - Plan of Operation," "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Med-Design undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that Med-Design files from time to time with the Securities and Exchange Commission and in public communications made by Med-Design.

Business Overview

     The Company was incorporated in Delaware on November 14, 1994. The Company formed a wholly owned subsidiary, MDC Investment Holdings, Inc. also a Delaware Corporation, which is the owner of the intellectual property of the Company. MDC Research Limited is a California Company, which is a wholly owned subsidiary of MDC Investment Holdings, Inc.

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

     As a result of the Company's focus, it has designed and developed 21 safety needle products all utilizing similar patented proprietary technology. All of these devices are designed to reduce or eliminate the possibility of an accidental needle stick. These products include the Safety Hypodermic Syringe, Safety Blood Collection Needle, Safety Intravenous Catheter Insertion Device, Safety PICC Introducer Catheter Insertion Device, Safety Guidewire Introducer, Safety Winged Set Blood Collection Needle, Safety Arterial Blood Gas Syringe, Safety Pre-Filled Vial Injector, Safety Pre-Filled Glass Syringe, Safety Wing Needle Set/Catheter, Safety Blood Donor Needle, Safety Y-Port Infusion Needle, and Safety Winged Fistula Needle, and a number of additional products in early stages of development. These products are similar in appearance and size to the standard devices in use. Such products incorporate the Company's novel proprietary needle retraction technology that enables a health care professional with no substantial change in operating technique in using one hand to permanently retract the needle into the body of the device that can then be safely discarded.

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

     From June 29, 1998 to July 22, 1998 the Company completed a $1,550,000 Private Placement of certain convertible debentures secured by the Company's intellectual properties. The net proceeds to the Company were $1,474,000.

     On December 11, 1998, The Med-Design Corporation signed a Multi-Product Licensing Agreement, an Option Licensing Agreement and an Equity Agreement with Becton, Dickinson and Company, ("Becton Dickinson"); a New Jersey based global medical technology company. The Med-Design Corporation granted Becton Dickinson the exclusive worldwide rights to manufacture and sell Med-Design's Safety Blood Collection Needle, Safety Winged Set Blood Collection Needle, Safety I.V. Catheter, Safety Wing Needle Set/Catheter and Safety PICC Introducer Catheter Insertion Device and a one year option, with terms and conditions to be negotiated, to license the Safety Hypodermic Syringe (luer type), the Safety Arterial Blood Gas Syringe (add-on type), the Safety Pre-Filled Glass Syringe (fixed or stake needle type), and the Safety Pre-Filled Glass Syringe (luer type). Under the terms of the agreements, Med-Design received an initial, non-refundable payment of $4.5 million, an equity investment of $1.5 million and continuing royalty payments for the life of the patents payable on Becton Dickinson's net sales of licensed products. Becton Dickinson invested $1.5 million in Med-Design through the purchase of 300,000 shares of Series A Convertible Preferred Stock, convertible into Med-Design's common shares at $5.00 per share. Becton Dickinson is entitled to designate one member on Med-Design's Board of Directors. Med-Design previously signed a development and licensing agreement for its proprietary Safety I.V. Catheter with Graphic Controls Corporation, which was canceled by mutual agreement with no obligation to either party.

     Thereafter, the Company entered into a second contract with Becton Dickinson on July 27, 1999 whereby the Company agreed to perform certain additional services for Becton Dickinson to prepare for FDA 510(k) Pre-Market Notification for certain products licensed to Becton Dickinson.

     On December 13, 1999, The Med-Design Corporation signed an option agreement with Becton, Dickinson and Company. Under the terms of the agreement Med-Design agreed to extend the initial option agreement covering five products until January 25, 2000 allowing BD to acquire worldwide licenses to manufacture and sell these five safety devices in return for $1.5 million, up-front licensing payments and ongoing royalties, to be negotiated. Med-Design also agreed to expand the number of products under licensing consideration to include an additional nine safety needle devices. On January 25, the option was extended to grant BD the right, until March 24, 2000, to acquire worldwide licenses to manufacture and sell these devices in return for up-front licensing payments and ongoing royalties to be negotiated.

     On April 14, 2000, Med-Design announced that the Company was unable to reach an agreement that was acceptable to both companies regarding the optioned products prior to the expiration date of the option agreement. The Company, therefore opened discussions and negotiations for products optioned to Becton, Dickinson and Company to all market participants.

     The Company has completed the transfer of technology for all of the licensed products for which Becton, Dickinson and Company plans to move forward into production.

     On March 12, 2000, The Med-Design Corporation executed a binding letter of agreement for the licensing of the Company's patents for the retractable syringe products with BD. The agreement specified that the $1.5 option payment, previously paid to Med-Design, be non-refundable and Med-Design has no further obligations regarding this payment. The Company accordingly recognized $1.5 million in Revenue for the period ended March 31, 2000.

     On May 11, 2000, Med-Design and BD signed a license agreement consistent with the binding letter. The agreement allows for a future up front non-refundable payment of $2.5 million and royalty payments from the sales of the licensed product.

     The Company is cognizant of growing legislative initiative in many states and the federal government to mandate a conversion to safety needle devices. To date, nine states (California, Texas, Maryland, Tennessee, New Jersey, Minnesota, West Virginia, Maine, Georgia) have passed legislation to mandate or explore the compulsory need for safety needle products. A federal act to accomplish the same purpose has been introduced in both the House and Senate. OSHA has issued new Compliance Directives to enforce the use of available approved and effective safety engineered needles in virtually every health care workplace in the United States. The Company feels that the attention of legislative bodies all over the country to the pressing need for the adoption of safety medical devices will focus increased attention on the Company's products. The Company is in a unique position to capitalize on this increased attention because the portfolio of safety products that it has developed or is developing covers a broad spectrum of medical use.

Results of Operations

     The Company has devoted substantially all of its research and development efforts since its formation to development related to safety needles and the designs and development of the equipment necessary to assemble the safety needle device.

     Research and development expenses amounted to $373,342 and $299,927 for the three month period ending March 31, 2000 and 1999, respectively.

     In connection with the termination agreement of certain employees, in February 2000, the Company extended the date of expiration of certain vested and unvested options. As a result of these modifications the Company recognized a charge of $825,000 in the period ended March 31, 2000 based on the theoretical fair value calculation in accordance with APB 25, Accounting for Stock Issued to Employees.

     On August 15, 1995, Med-Design issued a warrant to a consultant who was not an officer, director or employee of the Company to purchase shares of Common Stock at $7.50 per share, in consideration for the execution of an agreement for investment banking consulting services. The warrants were exercisable upon issuance and expired on August 15, 1998, however in January 2000, the expiration date of these warrants was extended to August 15, 2000 for which the Company recognized a charge of $823,270 in the period ended March 31, 2000, based on the Black-Scholes Model, in accordance with SFAS 123, Accounting for Stock-Based Compensation.

     The stock-based Compensation charges will have no negative effect on the Company's cash position and will not be additionally dilutive to its common stock.

Plan of Operation

     Med-Design plans to focus on the following two areas of activity in 2000: the further development and licensing of additional products; the development of incremental revenues related to design and development and manufacturing agreements with licensing partners.

     Med-Design plans to advance concept development and modeling of certain other products that are not currently under licensing agreements, such as the Safety Pre-Filled Vial Injector. Med-Design also plans to continue discussions and negotiations with third parties regarding the licensing or joint venture of these products. Med-Design plans to support such product development programs, discussions, and negotiations, including the building of necessary prototypes with currently available funds.

     Med-Design is investigating opportunities with third parties to manufacture, market and distribute Med-Design's products. Med-Design anticipates that entering into alliances and licensing arrangements with third parties would enable Med-Design to increase market penetration of its products more quickly than Med-Design could achieve on its own. Med-Design has entered into such arrangements with Beckon Dickinson as mentioned.

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

     As of March 31, 2000, Med-Design employed 18 people on a full-time basis and one person on a part-time basis. Med-Design anticipates increasing employees in certain strategic areas pending the outcome of continued discussions and negotiations with third parties regarding the licensing or joint venture of its early stage development products. Med-Design will however reassess its personnel requirements as business activity dictates.

Liquidity and Capital Resources

     At March 31, 2000, Med-Design was party to a revolving line of credit totaling $3,000,000 with its principal lending institution. This facility can be used to fund working capital needs and finance capital equipment purchases; provided, however, that advances for capital equipment financing don't exceed $600,000. Borrowings to meet working capital needs bear interest at LIBOR plus
2.25 basis points, while borrowings to finance capital equipment purchases bear interest at prime plus 2.5%. Pursuant to the terms of the facility, all borrowings must be fully collateralized by available-for-sale securities, cash, cash equivalents, equipment financed, and general intangibles of Med-Design. There was no obligation outstanding under the agreement at March 31, 2000. The facility expires on May 30, 2001 and there is no assurance that Med-Design will be successful in negotiating a continuation of the availability of the Loan Agreement and what terms will be made available to Med-Design.

     Management believes that Med-Design has sufficient funds to support its planned operations and capital expenditure for the next twelve months. Thereafter Med-Design will rely on negotiating licensing and royalty agreements with its current and future strategic partners. If Med-Design is unsuccessful in negotiating future agreements, Med-Design may be required to reduce substantially, or eliminate certain areas of its product development activities, limit its operations significantly, or otherwise modify its business strategy.

     Med-Design's capital requirements will depend on many factors, including but not limited to, the progress of its research and development programs, the development of regulatory submissions and approvals, pilot manufacturing capability, and the costs associated with protecting its patents and other proprietary rights.

Subsequent Events

     On March 12, 2000, The Med-Design Corporation executed a binding letter of agreement for the licensing of the Company's patents for the retractable syringe products with BD. The agreement specified that the $1.5 option payment, previously paid to Med-Design, be non-refundable and Med-Design has no further obligations regarding this payment. The Company accordingly recognized $1.5 million in Revenue for the period ended March 31, 2000.

     On May 11, 2000, Med-Design and BD signed a license agreement consistent with the binding letter. The agreement allows for a future up front non-refundable payment of $2.5 million and royalty payments from the sales of the licensed product.

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

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

     (a) List of Exhibits filed pursuant to Item 601 of Regulation S-B. The following exhibits are filed with this Report on Form 10-QSB.

Exhibit
Number                                      Description
-------                                     -----------

   27*      Financial Data Schedule.

   (b) No reports on Form 8-K have been filed during the quarter ended March 31, 2000.

*     Electronic filing only.

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.



                                           The Med-Design Corporation

Date: May 13, 2000




                                           /s/ James M. Donegan
                                           ---------------------------
                                           James M. Donegan
                                           Chief Executive Officer



                                           /s/ Lawrence D. Ellis
                                           ---------------------------
                                           Lawrence D. Ellis
                                           Chief Financial Officer