Form 10QSB
period 2000-06-30
MED-DESIGN CORP
filed 2000-08-11
CIK 943736

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                () TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
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

       Common Stock - 10,020,653 shares of Common Stock, $.01 par value, outstanding as of August 7, 2000.

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

             Consolidated Balance Sheets as of June 30, 2000 (unaudited) and as of
             December 31, 1999.........................................................................3

             Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2000 and 1999...................................................4

             Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2000 and 1999...................................................5

             Consolidated Statements of Cash Flows (unaudited) for the six months ended
             June 30, 2000 and 1999....................................................................6

             Notes to Consolidated Financial Statements (unaudited) ...................................7-9

Item 2-    Management's Discussion and Analysis of Plan of Operation ................................10-14


                           PART II - OTHER INFORMATION

Item 1-    Legal Proceedings ...........................................................................15

Item 2-    Changes in Securities .......................................................................15

Item 3-    Defaults upon Senior Securities .............................................................15

Item 4-    Submission of Matters to a Vote of Security Holders .........................................15

Item 5-    Other Information ...........................................................................15

Item 6-    Exhibits and Reports on Form 8-K ............................................................15

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                                  June 30,             December 31,
                                                                                                    2000                   1999
                                                                                                (Unaudited)
                                                                                                ------------           ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                                  $    638,134           $    682,120
     Available-for-sale securities                                                                 5,089,371              4,180,262
     Prepaid expenses and other current assets                                                       385,049                172,680
                                                                                                ------------           ------------

          Total current assets                                                                     6,112,554              5,035,062

     Property, plant, and equipment, net of accumulated depreciation of $945,765 and $843,598 at June 30, 2000 and
         December 31, 1999, respectively                                                             597,390                698,571
     Patents, net of accumulated amortization of $208,216
         and $132,276 at June 30, 2000 and December 31, 1999, respectively                         1,597,549              1,110,013
     Debt issue costs, net of accumulated amortization of $151,560 at
         December 31, 1999                                                                                                  413,640
                                                                                                ------------           ------------
     Total Assets                                                                               $  8,307,493           $  7,257,286
                                                                                                ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                                                                             $    250,000
     Current maturities of long-term debt and capital lease obligations                         $     10,778                 12,251
     Accounts payable                                                                                242,546                277,031
     Accrued expenses                                                                                102,921                191,650
     Licensing Fee Advance                                                                                                1,500,000
                                                                                                ------------           ------------
          Total current liabilities                                                                  356,245              2,230,932

     Long-term debt and capital lease obligations, less current maturities                            16,553              1,073,797
                                                                                                ------------           ------------

          Total liabilities                                                                          372,798              3,304,729
                                                                                                ------------           ------------

Commitments and Contingencies

Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
        300,000 shares issued and outstanding as of December 31, 1999                                                         3,000
     Common stock, $.01 par value, 20,000,000 shares authorized;
         10,020,653 and 8,604,437 shares issued and outstanding as of
         June 30, 2000 and December 31, 1999 respectively                                            100,207                 86,045
     Additional paid-in capital                                                                   30,583,708             26,165,377
     Accumulated deficit                                                                         (22,759,867)           (22,331,825)
     Accumulated other comprehensive income                                                           10,647                 29,960
                                                                                                ------------           ------------

Total stockholders' equity                                                                         7,934,695              3,952,557
                                                                                                ------------           ------------

Total Liabilities and Stockholders' Equity                                                      $  8,307,493           $  7,257,286
                                                                                                ============           ============


   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended                      Six Months Ended
                                                                        June 30,                               June 30,
                                                           --------------------------------        --------------------------------
                                                               2000                1999                2000                1999
                                                           ------------        ------------        ------------        ------------
Licensing Revenue                                          $  2,500,000                            $  4,000,000
                                                           ------------        ------------        ------------        ------------

Operating expense:
  General and administrative                               $    859,653             522,021        $  1,707,759        $  1,174,577
  Research and development                                 $    258,309             323,509             631,651             623,436
  Stock based compensation                                           --                  --           1,648,270                  --
                                                           ------------        ------------        ------------        ------------
  Total operating expenses                                    1,117,962             845,530           3,987,680           1,798,013

  Income (loss) from operations                               1,382,038            (845,530)             12,320          (1,798,013)
  Interest expense                                                 (152)            (71,047)            (31,157)           (136,505)
  Investment income                                              74,549              63,237             154,436             118,547
                                                           ------------        ------------        ------------        ------------
Net income (loss) before extraordinary item                $  1,456,435        $   (853,340)       $    135,599        ($ 1,815,971)

Extraordinary loss on extinguishments
of debt                                                         (77,031)                               (413,640)
                                                           ------------        ------------        ------------        ------------
Net income (loss)                                          $  1,379,404        $   (853,340)           (278,041)         (1,815,971)

Dividends                                                      (150,000)                               (150,000)
                                                           ------------        ------------        ------------        ------------
Net income (loss) applicable to
  common shares                                            $  1,229,404        $   (853,340)       $   (428,041)       ($ 1,815,971)
                                                           ============        ============        ============        ============

Basic earnings per common share

  Income (loss) before extraordinary item                         $0.13              ($0.11)              $0.00              ($0.23)

  Extraordinary item                                             ($0.01)                 --              ($0.04)                 --

  Net income (loss)                                               $0.12              ($0.11)             ($0.05)             ($0.23)

Diluted earnings per common share

  Income (loss) before extraordinary item                         $0.12              ($0.11)              $0.01              ($0.23)

  Extraordinary item                                             ($0.01)                 --              ($0.04)                 --

  Net income (loss)                                               $0.11              ($0.11)             ($0.05)             ($0.23)

Weighted average common shares - basic                        9,860,950           7,951,570           9,378,445           7,951,570

Weighted average common shares - diluted                     11,070,516           7,951,570          10,608,203           7,951,570

        The accompanying notes are an integral part of these consolidated financial statements.

                     MED-DESIGN CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)

                                                             Three Months Ended                           Six Months Ended
                                                                   June 30,                                    June 30,
                                                      ---------------------------------           ---------------------------------
                                                          2000                  1999                 2000                  1999
                                                      -----------           -----------           -----------           -----------
Net income (loss)                                     $ 1,379,404           ($  853,340)          ($  278,041)          ($1,815,971)

Other comprehensive loss:

Unrealized holding losses on
  securities                                          $    (5,656)                                    (19,313)
                                                      -----------           -----------           -----------           -----------
Comprehensive income (loss)                           $ 1,373,748           ($  853,340)          ($  297,354)          ($1,815,971)
                                                      ===========           ===========           ===========           ===========







       The accompanying notes are an integral part of these consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six months Ended June 30,
                                                                              ------------------------------------
                                                                                  2000                    1999
                                                                              -----------              -----------
Cash flows from operating activities:
Net loss                                                                      ($  278,041)             ($1,815,971)
Adjustments to reconcile net loss to operating
     cash flows:
          Depreciation and amortization                                           190,737                  134,083
          Amortization of debt issue costs                                                                  48,920
          Common stock issued in connection with
               private investor loan                                               24,401                   31,845
          Stock-based compensation                                              1,648,270                       --
         Extraordinary loss on extinguishments of debt                            413,640                       --
          Changes in operating assets and liabilities:
               Prepaid expenses and other current assets                         (212,370)                (129,224)
               Licensing Fee Advance                                           (1,500,000)                      --
               Accounts payable                                                   (34,485)                   8,312
               Accrued expenses                                                   (88,729)                 (62,850)
                                                                              -----------              -----------
        Net cash provided by (used in) operating activities                       163,423               (1,784,885)
                                                                              -----------              -----------

Cash flows from investing activities:
     Purchases of property and equipment                                          (13,618)                 (22,285)
     Additions to patents                                                        (327,414)                 (97,598)
     Investment in available for sale securities                               (2,500,000)                      --
     Sale of available-for-sale-securities                                      1,571,578                2,310,864
                                                                              -----------              -----------
          Net cash (used in) provided by investing activities                  (1,269,454)               2,190,981
                                                                              -----------              -----------

Cash flows from financing activities:
     Capital lease payments                                                        (8,715)                  (6,686)
     Warrants and stock options exercised                                       1,470,760                       --
     Repayment of short-term borrowings                                          (250,000)                      --
     Dividends paid                                                              (150,000)                      --
                                                                              -----------              -----------
          Net cash provided by (used in) financing activities                   1,062,045                   (6,686)
                                                                              -----------              -----------

Increase in cash                                                                  (43,986)                 399,410
Cash and cash equivalents, beginning of period                                    682,120                   32,883
                                                                              -----------              -----------
Cash and cash equivalents, end of period                                      $   638,134              $   432,293
                                                                              -----------              -----------

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

     The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB and Rule 310 (b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, which were included as part of the Company's Annual Report on Form 10-KSB. Operating results for the three month and six month period ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

2.   New Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognized revenue and provides guidance for disclosure related to revenue recognition policies. The subsequent issuance of SAB 101A and SAB 101B has deferred the timing of the adoption of the requirements until the fourth quarter of 2000. Management believes that the adoption of SAB 101 will not have a material effect on our business, financial position or results of operation.

3.   Revenue Recognition

     On December 13, 1999, The Med-Design Corporation signed an option agreement with Becton Dickinson ("BD") related to certain of the Company's patented products ("the optioned products"). In connection with this agreement, Med-Design received a payment of $1.5 million. On March 12, 2000, Med-Design signed a Binding Term Letter ("the Letter") with BD that detailed the major terms under which the optioned products would be licensed to BD, the letter also provided that the parties would begin to negotiate and prepare a license agreement consistent with the letter and that any disputes pertaining to the drafting of such agreement would be resolved through arbitration.

     The letter was approved by the Board of Directors of Med-Design and BD prior to March 31, 2000. In connection with the binding term letter, the $1.5 million option payment became non refundable and under the terms of the binding agreement, Med-Design has no further obligations regarding this payment, accordingly the Company recognized $1.5 million in revenue for the period ended March 31, 2000. This amount had previously been recorded as a Licensing Fee Advance on the balance sheet.

On May 11, 2000, Med-Design and BD signed a license agreement consistent with the binding letter, the agreement allows for a further up-front non refundable payment of $2.5 million and future royalty payments based on sales of the licensed products by BD. Since the Company had no further contractual obligations, Med-Design recognized the $2.5 million as revenue in the second quarter.

4. Basic and Diluted Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30                            June 30
                                                              -------------------------------       -------------------------------
                                                                  2000               1999               2000               1999
                                                              ------------       ------------       ------------       ------------
Net income (loss) before extraordinary item                   $  1,456,435       ($   853,340)      $    135,599       ($ 1,815,971)
Preferred stock dividends                                         (150,000)                             (150,000)
                                                              ------------       ------------       ------------       ------------
Income available to common stockholders                          1,306,435           (853,340)           (14,401)        (1,815,971)


Weighted average common shares outstanding                       9,860,950          7,951,570          9,378,445          7,951,570

Additional common shares resulting from stock
  options                                                        1,209,566                 --          1,229,758                 --
                                                              ------------       ------------       ------------       ------------
Total shares used for calculation of dilutive net
  income (loss) per common share                                11,070,516          7,951,570         10,608,203          7,951,570
                                                              ============       ============       ============       ============

Basic earning per share                                              $0.13             ($0.11)            ($0.00)            ($0.23)

Diluted earnings per share                                           $0.12             ($0.11)            ($0.05)            ($0.23)


Options and warrants to purchase 151,000 shares of common stock as of June 30, 2000 were not included in computing earnings per share as the net effect was antidilutive.

5. Patents

    On February 18, 2000 Med-Design purchased a safety syringe patent issued to Dr. Edward Allard in June 1989. Med-Design, for consideration of the patents, issued Dr. Edward Allard and Daniel Longmire, the co-inventor, 14,416 shares of common stock and cash of $220,000. The Company capitalized $456,062 for the acquisition of this patent.

6.   Debt Issue Costs

     The Company completed a $1,550,000 private placement of convertible debentures collateralized by the Company's intellectual properties with a five year term in July 1998. The debentures are convertible into common stock at a price of $1.25 or 1,240,000 shares. The Company also recorded $565,200 in debt issue costs with respect to this placement. During the first quarter of 2000, $1,225,000 of the debentures converted to common stock, or 980,000 shares. The remaining balance of $325,000 was converted into 260,000 shares in the second quarter. Debt issue costs, in the amount of $336,609 that was previously being amortized over a five year period, was expensed in the first quarter and $77,031 for a total of $413,600 was expensed in the second quarter for the debentures that converted. This amount is presented as an extraordinary item on the Company's Consolidated Statement of Operations.

7.   Debt

     The Company obtained a loan from a private investor, who is a director of the Company in the amount of $250,000 on May 29, 1998. The loan principal and accrued interest of $5,142 was paid on February 29, 2000.

8.   Preferred Stock

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

     Dividends are payable semi-annually at a rate of 8% per annum in cash or in additional shares of Preferred Stock (at the option of Med-Design). A dividend, after being duly declared, of $150,000 was paid in June 2000.

9.   Stock Based Compensation

     During the first quarter of 2000, the Company extended the expiration period for warrants and options for certain directors, officers, employees and consultants of the Company. In accordance with FASB 123, Accounting for Stock-Based Compensation, the Company assessed the nature and structure of each transaction and determined the fair value using the Black-Scholes Model. The evaluation of the transactions resulted in the following:

     The Company extended the expiration date for stock options to purchase 59,000 shares of common stock for an officer of the Company. The Company recorded compensation expense of $811,250 in connection with this extension.

     The Company extended the expiration date for stock options to purchase 1,000 shares of common stock for an employee of the Company. The Company recorded compensation expense of $13,750 in connection with this extension.

     The Company extended the expiration date on a warrant issued to a consultant to purchase 100,000 shares of common stock. The Black-Scholes valuation of the extensions of the warrant is $823,270.

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

     On March 12, 2000, The Med-Design Corporation executed a binding letter of agreement for the licensing of the Company's patents for the retractable syringe products with BD. A formal contract memorializing the agreement was signed on May 11, 2000 by both parties. There were no further obligations after the signing of the formal contract and revenue was recognized in the amount of $4.0 million of which $1.5 million previously recognized as deferred revenue "Licensing Fee Advance" was recognized as revenue in the first quarter and $2.5 million was recognized as revenue in the second quarter.

     The Company is cognizant of growing legislative initiative in many states and the federal government to mandate a conversion to safety needle devices. To date, fifteen states (California, Texas, Maryland, Tennessee, New Jersey, Minnesota, West Virginia, Maine, Georgia, New Hampshire, Alaska, Connecticut, Oklahoma, Ohio, Iowa) have passed legislation to mandate or explore the compulsory need for safety needle products. A federal act to accomplish the same purpose has been introduced in both the House and Senate. OSHA has issued new Compliance Directives to enforce the use of available approved and effective safety engineered needles in virtually every health care workplace in the United States. The Company feels that the attention of legislative bodies all over the country to the pressing need for the adoption of safety medical devices will focus increased attention on the Company's products. The Company is in a unique position to capitalize on this increased attention because the portfolio of safety products that it has developed or is developing covers a broad spectrum of medical use.

Results of Operations

     For the quarter ended June 30, 2000 the Company reported revenue of $2.5 million consisting of a licensing payment under the BD agreement. The Company did not report any revenue in the second quarter of 1999. Operating income was $1.38 million compared to an operating loss of $846,000 in the prior period. Operating expenses increased to $1.12 million in the second quarter 2000, compared to $846,000 in the second quarter 1999. The increase reflects the Company's investment in the corporate infrastructure to capitalize on the increased demand for the Company's products. The majority of operating expenses supported further product development in anticipation of additional licensing agreements. Net income for the second quarter of 2000 rose to $1.37 million, compared to a net loss of $853,000 in the same period of 1999. The Company reported basic earning (loss) per share of $0.12 for the second quarter of 2000, compared to ($0.11) for the prior year quarter.

     For the six months ended June 30, 2000, the Company recognized total revenue of $4.0 million consisting of an initial payment recognized in the first quarter of $1.5 million and a final payment of $2.5 million recognized in the second quarter from BD under the terms of the agreement. Operating income increased to $12,000 for the period, compared to a operating loss of $1.8 million for the prior year. Total operating expenses increased by $2.2 million to $3.9 million due primarily to recording stock based compensation as discussed in footnote 7. Net loss for the period decreased to $278,000, compared to $1.8 million in 1999. Basic loss per share for the period was $0.05 compared to $0.23 for the prior year.

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

     Med-Design is investigating opportunities with third parties to manufacture, market and distribute its products. Med-Design anticipates that entering into alliances and licensing arrangements with third parties would enable the Company to increase market penetration of its products more quickly than it could achieve on its own. Med-Design has entered into such arrangements with Beckon Dickinson as mentioned.

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

     As of June 30, 2000, Med-Design employed 18 people on a full-time basis and one person on a part-time basis. Med-Design anticipates increasing employees in certain strategic areas pending the outcome of continued discussions and negotiations with third parties regarding the licensing or joint venture of its early stage development products. Med-Design will however reassess its personnel requirements as business activity dictates.

Liquidity and Capital Resources

     At June 30, 2000, Med-Design was party to a revolving line of credit totaling $3,000,000 with its principal lending institution. This facility can be used to fund working capital needs and finance capital equipment purchases; provided, however, that advances for capital equipment financing don't exceed $600,000. Borrowings to meet working capital needs bear interest at LIBOR plus
2.25 basis points, while borrowings to finance capital equipment purchases bear interest at prime plus 2.5%. Pursuant to the terms of the facility, all borrowings must be fully collateralized by available-for-sale securities, cash, cash equivalents, equipment financed, and general intangibles of Med-Design. There was no obligation outstanding under the agreement at June 30, 2000. The facility expires on May 30, 2001 and there is no assurance that Med-Design will be successful in negotiating a continuation of the availability of the Loan Agreement and what terms will be made available to Med-Design.

     Management believes that Med-Design has sufficient funds to support its planned operations and capital expenditure for the next twelve months. Thereafter Med-Design will rely on negotiating licensing and royalty agreements and the receipt of royalty payment from its current and future strategic partners. If Med-Design is unsuccessful in negotiating future agreements, Med-Design may be required to reduce substantially, or eliminate certain areas of its product development activities, limit its operations significantly, or otherwise modify its business strategy.

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

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

     (a) List of Exhibits filed pursuant to Item 601 of Regulation S-B. The following exhibits are filed with this Report on Form 10-QSB.

Exhibit
Number                                    Description
-------                                   -----------
 27*           Financial Data Schedule.

 (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2000.



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



                                            The Med-Design Corporation

Date: May 13, 2000




                                            /s/ James M. Donegan
                                            ------------------------------
                                            James M. Donegan
                                            Chief Executive Officer



                                            /s/ Lawrence D. Ellis
                                            ------------------------------
                                            Lawrence D. Ellis
                                            Chief Financial Officer