Form 10QSB
period 2000-09-30
MED-DESIGN CORP
filed 2000-11-13
CIK 943736

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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

  Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Common Stock - 10,481,767 shares of Common Stock, $.01 par value, outstanding as of November 10, 2000.

           Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

                           THE MED-DESIGN CORPORATION
                              INDEX TO FORM 10-QSB

                                                                                             Page Number

                                     PART 1 - FINANCIAL INFORMATION

Item 1-  Financial Statements

         Consolidated Balance Sheets as of September 30, 2000 (unaudited) and as of
         December 31, 1999 ..............................................................      3

         Consolidated Statements of Operations (unaudited) for the three and
             nine months ended September 30, 2000 and 1999...............................      4

         Consolidated Statements of Comprehensive Loss (unaudited) for the three and
         nine months ended September 30, 2000 and 1999...................................      5

         Consolidated Statements of Cash Flows (unaudited) for the nine months ended
         September 30, 2000 and 1999 ....................................................      6

         Notes to Consolidated Financial Statements (unaudited) .........................    7-9

Item 2-  Management's Discussion and Analysis of Financial Condition and Results
         of Operation....................................................................  10-12

                                      PART II - OTHER INFORMATION

Item 1-  Legal Proceedings ..............................................................     13

Item 2-  Changes in Securities ..........................................................     13

Item 3-  Defaults upon Senior Securities ................................................     13

Item 4-  Submission of Matters to a Vote of Security Holders ............................     13

Item 5-  Other Information ..............................................................     13

Item 6-  Exhibits and Reports on Form 8-K ...............................................     14

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                September 30,     December 31,
                                                                                    2000             1999
                                                                                 (Unaudited)
                                                                                ------------      -----------
ASSETS
Current Assets:
     Cash and cash equivalents                                                     $339,703          $682,120
     Available-for-sale securities                                                4,562,580         4,180,262
     Prepaid expenses and other current assets                                      410,828           172,680
                                                                                -----------       -----------

          Total current assets                                                    5,313,111         5,035,062

     Property, plant, and equipment, net of accumulated depreciation of $990,979 and $843,598 at September 30, 2000 and
         December 31, 1999, respectively                                            553,409           698,571
     Patents, net of accumulated amortization of $250,994
         and $132,276 at September 30, 2000 and December 31,
         1999, respectively                                                       1,611,642         1,110,013
     Debt issue costs, net of accumulated amortization of $151,560                                    413,640
                                                                                -----------       -----------
     Total Assets                                                                $7,478,162        $7,257,286
                                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                                          $    --          $250,000
     Current maturities of long-term debt and capital lease obligations              10,243            12,251
     Accounts payable                                                               206,403           277,031
     Accrued expenses                                                               193,831           191,650
     Licensing Fee Advance                                                                          1,500,000
                                                                                -----------       -----------
          Total current liabilities                                                 410,477         2,230,932

     Long-term debt and capital lease obligations, less current maturities           13,126         1,073,797
                                                                                -----------       -----------

          Total liabilities                                                         423,603         3,304,729
                                                                                -----------       -----------

Commitments and Contingencies

Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
        300,000 shares issued and outstanding as of December 31, 1999                    --             3,000
     Common stock, $.01 par value, 20,000,000 shares authorized;
         10,058,100 and 8,604,437 shares issued and outstanding as of
         September 30, 2000 and December 31, 1999 respectively                      100,581            86,045
     Additional paid-in capital                                                  31,330,275        26,165,377
     Accumulated deficit                                                        (24,406,285)      (22,331,825)
     Accumulated other comprehensive income                                          29,988            29,960
                                                                                -----------       -----------

Total stockholders' equity                                                        7,054,559         3,952,557
                                                                                -----------       -----------

Total Liabilities and Stockholders' Equity                                       $7,478,162        $7,257,286
                                                                                ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended           Nine Months Ended
                                                         September 30,               September 30,
                                                  -------------------------    --------------------------
                                                     2000            1999         2000          1999
                                                  ------------    ---------    -----------   ------------
Revenue:
Licensing Revenue                                           --           --     $4,000,000             --
                                                  ------------    ---------    -----------    -----------
Total Revenue                                               --           --     $4,000,000             --
                                                  ------------    ---------    -----------    -----------

Operating expense:
  General and administrative                          $880,675     $612,253      2,588,434     $1,786,830
  Research and development                             298,352      296,877        930,003        920,313
  Stock based compensation                             534,581           --      2,182,851             --
                                                  ------------    ---------    -----------    -----------
  Total operating expenses                           1,713,608      909,130      5,701,288      2,707,143

  Loss from operations                              (1,713,608)    (909,130)    (1,701,288)    (2,707,143)
  Interest expense                                        (274)     (88,566)       (31,431)      (225,071)
  Investment income                                     67,464       49,419        221,900        167,966
                                                  ------------    ---------    -----------    -----------
Net loss before extraordinary item                  (1,646,418)    (948,277)    (1,510,819)    (2,764,248)

Extraordinary loss from
  extinguishment of debt                                    --           --      (413,640)             --
                                                  ------------    ---------    -----------    -----------
Net loss                                            (1,646,418)    (948,277)    (1,924,459)    (2,764,248)

Dividends                                                   --           --        150,000             --
                                                  ------------    ---------    -----------    -----------
Net loss applicable to
  common shares                                    ($1,646,418)   ($948,277)   ($1,774,459)   ($2,764,248)
                                                  ============    =========    ===========    ===========

Basic and dilutive earnings per
  common share

  Loss before extraordinary item                        ($0.16)      ($0.12)        ($0.16)        ($0.35)

  Extraordinary item loss                                $0.00        $0.00         ($0.04)         $0.00

  Net loss applicable to common                         ($0.16)      ($0.12)        ($0.18)        ($0.35)
    shares

Weighted average common shares                      10,038,544    7,951,703      9,600,084      7,951,603
  outstanding

        The accompanying notes are an integral part of these consolidated financial statements.

                     MED-DESIGN CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE GAINS AND LOSSES
                                   (Unaudited)

                                                     Three Months Ended               Nine Months Ended
                                                        September 30,                   September 30,
                                                 ---------------------------    -----------------------------
                                                      2000           1999          2000              1999
                                                 -----------       ---------    -----------       -----------
Net loss                                         ($1,646,418)      ($948,277)   ($1,924,459)      ($2,764,248)

Other comprehensive loss:

Unrealized holding gains and                         $19,341         (2,602)             28            (2,602)
   losses on Securities
                                                 -----------       ---------    -----------       -----------
Comprehensive loss                               ($1,627,077)      ($950,879)   ($1,924,431)      ($2,766,850)
                                                 ===========       =========    ===========       ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Nine months Ended
                                                                            September 30,
                                                                    -----------------------------
                                                                        2000             1999
                                                                    -----------       -----------
Cash flows from operating activities:
Net loss                                                            ($1,924,459)      ($2,764,248)
Adjustments to reconcile net loss to operating
     Cash flows:
          Depreciation and amortization                                 278,729           201,858
          Amortization of debt issue costs                                                 73,380
          Debt issue cost in connection with
               private investor loan                                     24,401            74,580
          Stock-based compensation                                    2,182,851                --
         Extraordinary loss on extinguishment of debt                   413,640                --
          Changes in operating assets and liabilities:
               Prepaid expenses and other current assets               (238,148)          (75,043)
               Licensing Fee Advance                                 (1,500,000)                --
               Accounts payable                                         (70,628)            5,697
               Accrued expenses                                           2,181           (52,339)
                                                                    -----------       -----------
        Net cash used in operating activities                          (831,434)       (2,536,115)
                                                                    -----------       -----------

Cash flows from investing activities:
     Purchases of property and equipment                                (14,851)          (23,508)
     Additions to patents                                              (384,285)         (149,334)
     Investment in available for sale securities                     (2,500,000)               --
     Sale of available-for-sale-securities                            2,117,710         3,470,304
                                                                    -----------       -----------
          Net cash (used in) provided by investing activities          (781,426)        3,297,462
                                                                    -----------       -----------

Cash flows from financing activities:
     Capital lease payments                                             (12,678)          (10,309)
     Warrants and stock options exercised                             1,683,120               650
     Repayment of short-term borrowings                                (250,000)               --
     Dividends paid                                                    (150,000)               --
                                                                    -----------       -----------
          Net cash provided by (used in) financing activities         1,270,443            (9,659)
                                                                    -----------       -----------

Increase (decrease) in cash                                            (342,417)          751,688
Cash and cash equivalents, beginning of period                          682,120            32,883
                                                                    -----------       -----------
Cash and cash equivalents, end of period                               $339,703          $784,571
                                                                    -----------       -----------

    The accompanying notes are an integral part of these financial statements

                     MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Significant Accounting Policies

    Basis of Presentation

    The accompanying unaudited consolidated financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context requires, the "Company" or "Med-Design") and its wholly-owned subsidiaries, MDC Investment Holdings, Inc. ("MDC Holdings") and MDC Research Ltd. All significant intercompany transactions and accounts are eliminated. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 1999 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of the Company's operations and cash flows for the three month and nine month period ended September 30, 2000. The results of operations for the three month and nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, which were included as part of the Company's Annual Report on Form 10-KSB.

2.  Agreements with Becton Dickinson

    On December 13, 1999, Med-Design signed an option agreement with Becton Dickinson ("BD") related to certain of the Company's patented products (the "Optioned Products"). Under the terms of the agreement Med-Design agreed to extend the initial option agreement covering five products until January 25, 2000. The option gives BD the exclusive right to license, manufacture and sell these five products. In connection with this agreement, Med-Design received a payment of $1.5 million. On March 12, 2000, Med-Design signed a Binding Term Letter (the "Letter") with BD that detailed the principal terms under which the Optioned Products would be licensed to BD. The Letter also provided that the parties would negotiate and prepare a license agreement consistent with the terms set forth in the Letter.

    The Letter was approved by the Board of Directors of Med-Design on March 24, 2000. Upon execution of the Letter, the $1.5 million option payment became non-refundable and under the terms of the binding agreement, Med-Design has no further obligations regarding this payment. Accordingly, the Company recognized $1.5 million in revenue for the period ended March 31, 2000.

    On May 11, 2000, Med-Design and BD entered into a license agreement under which Med-Design licensed certain of the Optioned Products to BD. Under the agreement, Med-Design received an additional up-front nonrefundable payment of $2.5 million and the right to future royalty payments based on sales of the licensed products by BD. Med-Design recognized the $2.5 million as revenue in the second quarter of fiscal year 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


3.       Basic and Diluted Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                                 Three Months Ended                       Nine Months Ended
                                                                    September 30,                           September 30,
                                                              2000                1999                 2000                1999
Net loss before extraordinary item                        ($1,646,418)          ($948,277)         ($1,510,819)       ($2,764,248)

     Extraordinary loss from extinguishment of debt                --                  --             (413,640)                --
                                                          -----------           ---------          -----------        -----------
     Net loss                                              (1,646,418)           (948,277)          (1,924,459)        (2,764,248)

     Dividends                                                     --                  --              150,000                 --
                                                          -----------           ---------          -----------        -----------
Net loss applicable to common shares                      ($1,646,418)          ($948,277)         ($1,774,459)       ($2,764,248)
                                                          ===========           =========          ===========        ===========

Basic and dilutive earnings per common share

     Loss before extraordinary item                            ($0.16)             ($0.12)              ($0.16)            ($0.35)

     Extraordinary item loss                                    $0.00               $0.00               ($0.04)             $0.00

     Net Loss applicable to common shares                      ($0.16)             ($0.12)              ($0.18)            ($0.35)

Weighted average common shares outstanding                 10,038,544           7,951,703            9,600,084          7,951,603

    Options and warrants to purchase 1,898,700 shares of common stock as of September 30, 2000 and 1,718,000 as of September 30, 1999, were not included in computing diluted earnings per share as the effect was antidilutive.

4.  Patents

    On February 18, 2000 Med-Design purchased from Dr. Edward Allard a safety syringe patent initially issued to Dr. Allard in June 1989. In connection with the purchase, Med-Design issued to Dr. Allard and Daniel Longmire, the co-inventor, 14,416 shares of Company common stock and cash of $220,000. The purchase price of the patent, $456,062, was capitalized on the balance sheet and will be amortized on a straight-line basis over 6 years.

5.  Debt Issue Costs

    The Company completed a private placement of $1,550,000 principal amount of 4% convertible debentures due July 2003 and received proceeds of $1,474,000. The debentures are collateralized by the Company's intellectual property and are convertible into 1,240,000 shares of common stock, or a conversion price of $1.25 per share. The Company recorded $565,200 in debt issue costs with respect to this transaction. During the first quarter of 2000, the holders of $1,225,000 principal amount of the debentures converted them into 980,000 shares of common stock. The remaining $325,000 principal amount of debentures was converted into 260,000 shares in the second quarter of 2000. As a result of the conversion, the Company recognized $336,609 and $77,031 of debt issue costs as an extraordinary loss in the first and second quarters of 2000, respectively. Prior to the conversion, these costs were being amortized over the term of the debentures. Debt issue costs are presented as an extraordinary item on the Company's Consolidated Statement of Operations.

6.  Debt

    The Company obtained a loan from a director of the Company, in the amount of $250,000 on May 29, 1998. The entire principal and accrued interest of $5,142 on the loan was paid on February 29, 2000.

7.  Preferred Stock

    Med-Design signed a license, option and equity agreement with BD on December 11, 1998. Under the terms of this agreement, BD invested $1.5 million in Med-Design through the purchase of 300,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock was convertible into Med-Design common stock at the rate of one share of common stock for each share of preferred stock converted. BD converted the preferred stock into 300,000 shares of common stock on March 28, 2000.

    Dividends on the preferred stock were payable semi-annually at a rate of 8% per annum in cash or in additional shares of preferred stock (at the option of Med-Design). A dividend of $150,000, related to Series A preferred stock converted in March 2000, was paid in June 2000.

8.  Stock Based Compensation

    During the first quarter of 2000, the Company extended the expiration period for outstanding warrants and options for certain directors, officers, employees and consultants of the Company as described below. In accordance with FASB 123, Accounting for Stock-Based Compensation, and APB 25, Accounting for Stock Issued to Employee, the Company assessed the nature and structure of each transaction and recorded compensation expense as follows:

    The Company extended to February 29, 2000 the expiration date for stock options to purchase 59,000 shares of common stock for an officer of the Company as part of a separation package. In connection with this transaction, the Company recorded a compensation expense of $811,250.

    The Company extended to February 29, 2000 the expiration date for stock options to purchase 1,000 shares of common stock for an employee of the Company as part of a separation package. In connection with this transaction, the Company recorded a compensation expense of $13,750.

    The Company extended to August 31, 2000 the expiration date on a warrant issued to a consultant to purchase 100,000 shares of common stock. In connection with this transaction, the Company recorded a compensation expense of $832,270.

    The Company issued stock, stock options and warrants to officers of the Company during the year 2000. The stockholders approved the issuance of these instruments August 7, 2000 at the annual meeting. The Company recorded compensation expense in the amount of $522,101 with respect to these transactions in the third quarter 2000.

    The Company issued a warrant to Edward Allard for consulting services on February 19, 2000. The Company recorded compensation expense in the amount of $12,480 with respect to this warrant.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, among other things, Med-Design's plans to advance concept development and modeling of products not currently subject to licensing agreements, plans to seek to license these products to third parties or enter into joint ventures relating to these products, the building of prototypes to support these plans, the hiring of additional personnel, the adequacy of its funds, the effects of the inability to enter into new licensing agreements or generate revenues from existing agreements, and factors affecting capital expenditures. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, demand and market acceptance for licensed products, the impact of competitive products and pricing, engineering and production difficulties, inability to enter into additional license agreements, unanticipated cost overruns in building prototypes and the risk factors described in the Company's registration statement Form S-3, March 6, 2000 filed with the Securities and Exchange Commission.

Results of Operations

Results of Operations for the Three Month Periods Ended September 30, 2000 and 1999

         Loss from operations for the three months ended September 30, 2000 was $1,713,608 an increase of $804,478 compared to a loss from operations of $909,130 for the corresponding period in 1999. The increase in loss from operations was due primarily to the recording of a $534,581 charge in connection with the issuance of stock, stock options and warrants. The charge has been recorded as stock based compensation and did not have an impact on the Company's cash position.

         General and administrative expenses for the three months ended September 30, 2000 were $880,675, an increase of $268,442 as compared to $612,253 for the corresponding period 1999. The increase is attributable to an increase in legal and travel expenses as a result of increased business activity of the Company to market its pipeline products.

         Research and development expenses for the three months ended September 30, 2000 were $298,352, an increase of $1,475 as compared to $296,877 for the corresponding period in 1999. Research and development expenses were essentially flat but do represent some level of increase due to business activity to advance the design concept of its pipeline products.

Results of Operations for the Nine Months Ended September 30, 2000 and 1999

    Total revenues for the nine months ended September 30, 2000 were $4,000,000; the Company had no revenues for the nine months ended September 30, 1999. The revenue reflects licensing payments made by BD under the BD Agreement. Of this amount $1.5 million was paid in December 1999, but was recognized as revenue when the payment became non-refundable in connection with the execution of a term letter with BD. See Note 2 to the Consolidated Financial Statements.

    Loss from operations for the nine months ended September 30, 2000 was $1,701,288 as compared to a loss from operations of $2,707,143 for the nine months ended September 30, 1999. The decrease in loss from operations was due principally to the $4,000,000 in licensing revenues described above partially offset by increased general and administrative expenses.

    General, administrative, research and development, and stock based compensation expenses for the nine months ended September 30, 2000 were $5,701,288 as compared to $2,707,143 for the nine months ended September 30, 1999. The increase in expense is due primarily to recording a charge of $2,170,171 for stock based compensation for the issuance of stock, stock options and warrants as compensation.

Plan of Operation

    Med-Design plans to focus on the following two areas of activity during the next twelve months: the further development and licensing of additional products and the development of incremental revenues related to design and development and manufacturing agreements with licensing partners.

    Med-Design plans to advance concept development and modeling of certain other products that are not currently under licensing agreements. Med-Design also plans to continue to seek to license these products to third parties or enter into joint ventures related to these products. Med-Design will support these efforts through measures such as the building of necessary prototypes with currently available funds.

    Med-Design is investigating opportunities with third parties to manufacture, market and distribute Med-Design's products. Med-Design anticipates that entering into alliances and licensing arrangements with third parties will enable the Company to more quickly increase market penetration of its products.

    The Company is also exploring the feasibility of manufacturing or having manufactured certain of its products. In 1995, Med-Design completed the construction of a research and development laboratory at its facility in Ventura, California that is equipped with assembly and test equipment for product development and feasibility testing. In addition, the Company completed a machine shop equipped with machine tools for fabrication of new product parts for concept modeling, assembly and test fixtures and a mold shop capable of producing small cavitation molds. Med-Design also installed a Class 100,000 clean room at the Ventura facility which is currently used for the hand assembly of prototypes of Med-Design's products and could be used in connection with the pilot manufacturing of various Med-Design products on a semi-automated assembly system or a fully automated robotic assembly system if Med-Design installs such a system.

    If the Company decides to manufacture its products using the present facility, adequate funds would be required to acquire needed equipment and other resources. Med-Design would anticipate obtaining the required funds through an equity offering.

    Med-Design is currently in negotiations with third parties to provide additional design, development and manufacturing in furtherance of the commercialization of Med-Design's products.

    As of September 30, 2000, Med-Design employed 18 people on a full-time basis and one person on a part-time basis. Med-Design anticipates that it will hire additional personnel if it is able to license its early stage development products, enter into joint ventures related to such products, or decides to manufacture its products in accordance with its plan of operation.

    For a discussion regarding Med-Design's ability to satisfy its cash requirements for the next twelve months, see "Liquidity and Capital Resources" below.

Liquidity and Capital Resources

    At September 30, 2000, cash and cash equivalents and available-for-sale securities totaled $4,902,283, as compared to $4,862,382 at December 31, 1999, an increase of $39,901 or approximately 1%. This increase was partially due to the $2,500,000 of licensing revenues described above, offset principally by the repayment of short-term debt of $250,000, the purchase of the Allard patent of $220,000 and the payment of preferred stock dividends of $150,000.

    At September 30, 2000, Med-Design had a revolving line of credit totaling $3,000,000 with a bank. This facility can be used to fund working capital needs and finance capital equipment purchases. However, advances for capital equipment financing may not exceed $600,000. There were no amounts outstanding under the agreement at September 30, 2000. Any borrowings to meet working capital needs will bear interest at LIBOR plus 2.25 basis points, while borrowings to finance capital equipment purchases bear interest at prime plus 2.5%. Under the terms of the facility, all borrowings must be fully collateralized by available-for-sale securities, cash, cash equivalents, equipment financed, and general intangibles which are substantially all of the assets of the Company. The facility expires on May 30, 2002, and there is no assurance that Med-Design will be successful in negotiating a continuation of the availability of the line of credit or the terms which will be made available to Med-Design.

    During the period October 1, 2000 to the date of the filing of this report The Med-Design Corporation received approximately $1.7 million from the exercise of stock options and warrants. The exercise of these stock options and warrants significantly increased Med-Design's cash position.

    Management believes that Med-Design has sufficient funds to support its planned operations and capital expenditure for at least the next twelve months. The availability of longer-term capital resources will be dependent on Med-Design's ability to enter into licensing and royalty agreements and to receive royalty payments from its current and future strategic partners. If Med-Design is unsuccessful in negotiating additional agreements, or if licensing revenues are insufficient to support operations, Med-Design may be required to reduce substantially or eliminate certain of its product development activities, limit its operations significantly, or otherwise modify its business strategy.

    Med-Design's capital requirements will depend on many factors, including but not limited to, the progress of its research and development programs, the development of regulatory submissions and approvals, pilot manufacturing capability, and the costs associated with protecting its patents and other proprietary rights.

There are no other material commitments at this time.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

    None.

Item 2 - Changes in Securities.

    None.

Item 3 - Defaults upon Senior Securities.

    None.

Item 4 - Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Stockholders (the "Meeting") on August 7, 2000. The Company solicited proxies in connection with the Meeting. At the record date of the Meeting (June 9, 2000), there were 9,114,637 shares of Common Stock outstanding and entitled to vote. The following were the matter voted upon at the Meeting.

         1. Election of Directors. The following directors were elected at the
            Meeting: James M. Donegan, Michael W. Simpson, Joseph N. Bongiovanni III, Gilbert M. White, John F. Kelley, Pasquale L. Vallone, Vincent
            J. Papa. The number of votes cast and withheld for each director are as follows:

                   Director                    For            Withheld
             -------------------            ---------       -------------
             James M. Donegan               7,533,664          509,575

             Joseph N. Bongiovanni          7,546,371          496,868

             Gilbert M. White               7,835,881          207,358

             John F. Kelley                 7,775,047          268,192

             Pasquale L. Vallone            7,773,181          270,058

             Vincent J. Papa                7,773,347          269,892

             Michael W. Simpson             7,835,881          208,125


         2. Proposal to issue equity to certain Officers, Directors and Consultants of the Company.

                    For                      Against          Abstain
                ---------                   ---------        ---------
                3,366,061                   1,192,432          72,131

         3. Ratification of Independent Accountants

                    For                      Against          Abstain
                ---------                   ---------        ---------
                8,022,475                    10,450            10,314

    Item 5 - Other Information.

    None.

Item 6 - Exhibits and Reports on Form 8-K.

         (a) List of Exhibits filed pursuant to Item 601 of Regulation S-B. The following exhibits are filed with this Report on Form 10-QSB.

Exhibit
Number                              Description
------                              -----------

   27                               Financial Data Schedule.

         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 2000.



Electronic filing only.

                                   Signatures




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.



                                            The Med-Design Corporation


Date: ___________________                   /s/ James M. Donegan
                                            ------------------------------------
                                            James M. Donegan
                                            Chief Executive Officer


                                            /s/ Lawrence D. Ellis
                                            ------------------------------------
                                            Lawrence D. Ellis
                                            Chief Financial Officer