Form 10-K
period 2000-12-31
MED-DESIGN CORP
filed 2001-03-23
CIK 943736

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ to ____

                         Commission file number 0-25852

                           THE MED-DESIGN CORPORATION
                    (Name of business issuer in its charter)

                         Delaware                                                       23-2771475
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

             2810 Bunsen Avenue, Ventura, CA              93003
         (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code: (805) 339-0375

           Securities registered pursuant to Section 12(b) of the Act:

                               Title of each class

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $0.01 Per Share
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of voting stock held by non-affiliates of the Registrant (computed by reference to the last reported sale price of such stock on March 10, 2001) was $114,230,089. The number of shares of Registrant's common stock outstanding as of March 10, 2001 was 10,537,520.

Documents incorporated by reference:

Certain portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (which is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 that address, among other things, acceptance of safety products by health care professionals; our expectations regarding manufacturing certain specialty devices; the ability to manufacture certain specialty devices using our assembly system; plans to rely on our joint venture partners to pursue regulatory approvals; expectations regarding the ability of our products to compete with the products of our competitors; acceptance of our products by the marketplace as cost effective; the generation of royalty revenues from our licensees; factors affecting the ability of Becton Dickinson to sell products licensed from us; sufficiency of available resources to fund operations; factors affecting the availability of capital; plans regarding the raising of capital; the size of the market for our products; our plans regarding sales and marketing; our strategic business initiatives; our intentions regarding dividends and the launch dates of our licensed products. These statements may be found under "Item 1-Business," "Item 1-Risk Factors" and "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in this Report generally. We generally identify forward looking statements in this Report using words like "believe," "anticipate," "will," "expect," "may," "could," "intend" or similar statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward looking statements including lack of demand or low demand for our products or for safety products generally; a determination of Becton Dickinson to focus its marketing efforts on products other than those licensed from us; delays in introduction of products licensed by us due to manufacturing difficulties or other factors; our inability to license or enter into joint venture or similar arrangements regarding our other products; unanticipated expenses relating to our manufacturing effort and other factors discussed in "Item 1 - Risk Factors" and matters set forth in this Report generally. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

                                     PART I

ITEM 1. BUSINESS

                                    BUSINESS

         We are principally engaged in the design, development and licensing of safety medical devices intended to reduce the incidence of accidental needlesticks. Each safety medical device we design and develop incorporates our proprietary needle retraction technology. Our technology enables health care professionals to retract a needle into the body of the medical device for safe disposal without any substantial change in operating technique. Our products generally can be categorized into the following four groups:

o    hypodermic syringes used to inject drugs and other fluids into the body;

o    fluid collection devices used to draw blood or other fluids from the body;

o venous and arterial access devices used to provide access to patients' veins and arteries; and

o    specialty safety devices for other needle based applications.

         We design our products to be similar to standard non-safety medical devices in appearance, size, performance and operation. We believe that this similarity is important, because health care professionals are more likely to accept safety products that do not require a change in operating technique from products they have traditionally used.

         Becton, Dickinson and Company, a major medical technology company, is the principal licensee of our patented products. The licensing agreements we have entered into with Becton Dickinson grant Becton Dickinson the exclusive worldwide rights to manufacture and sell eleven of our patented products and, in addition to up-front cash payments, provide for continuing royalty payments based upon Becton Dickinson's net sales of the licensed products. We have entered into a licensing agreement with MedAmicus, Inc., granting MedAmicus the right to manufacture and market our Safety Seldinger Introducer Needle for certain uses and are seeking to license our other products to pharmaceutical and medical device companies or to enter into joint venture arrangements with these companies under which our needle retraction technology would be applied to their existing products.

The Problem of Accidental Needlesticks

         There is an increasing awareness of the risk of infection from needlesticks and the need for safer medical devices to reduce the risk of accidental needlesticks. The Centers for Disease Control and Prevention (CDC) estimated that 600,000 to 800,000 needlestick injuries occur among health care workers annually.

         Accidental needlesticks may result in the spread of infectious diseases such as hepatitis B and C, HIV, and tuberculosis. In March 2000, CDC estimated that, depending on the type of device used and the procedure involved, 62% to 88% of needlestick injuries could be prevented by the use of safer medical devices. We design our products to address the demand for safer medical devices that reduce the risk of accidental needlesticks that result in exposure to bloodborne diseases.

Med-Design Strategy

         Our goal is to become the leading developer of safety medical devices designed to reduce the incidence of accidental needlesticks. The principal elements of our strategy are to:

o license some of our currently unlicensed products to the leading manufacturers of hypodermic syringes, fluid collection devices and infusion therapy devices in the pharmaceutical and medical device industries;

o modify and improve our current products under development in response to market research and input provided by medical professionals;

o develop additional safety medical devices based on our core technology in response to the specific requests and needs of our current and potential licensees and potential joint venture partners;

o enter into joint ventures or similar arrangements with major pharmaceutical and medical device companies in situations where such arrangements would provide for greater revenue opportunities than licensing; and

o explore opportunities to manufacture selected products pursuant to joint venture or similar arrangements in which our joint venture partners will be responsible for marketing and distribution.

Med-Design Products

         We have designed and developed a number of products incorporating our needle retraction technology. Our products are similar in appearance, size and performance to standard non-safety products and are operated in essentially the same manner. A brief description of each of our products follows:

         Hypodermic Syringes

         Safety Syringe (fixed needle). When the plunger of the Safety Syringe has reached its final destination, and the medication in the syringe has been delivered, the user applies a light amount of additional pressure in order to move the plunger slightly beyond the normal stop point. This additional pressure causes the needle of the syringe to automatically and fully retract into the body of the syringe. The needle seals in place rendering it harmless and inoperable. The fixed needle Safety Syringe can be manufactured with needles of various gauges and sizes, and barrels with various sizes.

         Safety Syringe (luer needle). The luer needle Safety Syringe is a hypodermic needle with a mating needle/hub assembly. The retraction mechanism of the luer needle Safety Syringe operates in the same manner as the mechanism on the fixed needle Safety Syringe.

         Safety Tuberculin/Insulin Syringe. The Safety Tuberculin/Insulin Syringe is a smaller version (1cc) of the fixed needle Safety Syringe. The retraction mechanism of the Safety Tuberculin/Insulin Syringe operates in the same manner as the mechanism on the fixed needle syringe.

         Safety Pre-filled Glass Syringe. After the medication in the syringe has been delivered, a user can cause the needle of the syringe to automatically and fully retract into the body of the syringe by removing his or her thumb from the rear of the plunger. The needle seals in place rendering it harmless and inoperable.

         Safety Plunger Syringe. The Safety Plunger Syringe is a syringe that uses the plunger of the syringe as the fluid containing component. The retraction mechanism of the Safety Plunger Syringe operates in the same manner as the retraction mechanism on the Safety Pre-filled Glass Syringe.

         Safety Pre-filled Vial Injector. The Safety Pre-filled Vial Injector allows medication to be injected directly into a patient from pre-filled vials produced by many pharmaceutical manufacturers. The pre-filled vial is threaded onto the rear end of the stationary plunger and becomes integrated as a functional part of the plunger. After the medication in the vial has been delivered, the needle of the syringe automatically and fully retracts into the body of the syringe. The needle seals in place rendering it harmless and inoperable. The Safety Pre-filled Vial Injector can be manufactured with needles of various gauges and sizes.

         Safety Pre-filled Cartridge Injector. The Safety Pre-filled Cartridge Injector allows medication to be injected directly into a patient from pre-filled cartridges produced by many pharmaceutical manufacturers. The pre-filled cartridge is threaded onto the rear end of the stationary plunger and becomes integrated as a functional part of the plunger. After the medication in the cartridge has been delivered, the needle of the syringe automatically and fully retracts into the body of the syringe. The needle seals in place rendering it harmless and inoperable. The Safety Pre-filled Cartridge Injector can be manufactured with needles of various gauges and sizes.

         Safety Dental Cartridge Syringe. The Safety Dental Cartridge Syringe is used to administer anesthetics in dental procedures. After the anesthetic has been fully delivered, the needle automatically and fully retracts into the device. The Safety Dental Cartridge Syringe uses standard dental needles and anesthetic cartridges and allows for fluid removal. The Safety Dental Cartridge Syringe allows for multiple anesthetic injections, while rendering the needle safe in between injections.

         Safety Pre-filled Dual Chamber Injector. The Safety Pre-filled Dual Chamber Injector allows medication to be injected directly into a patient from lyophilized powders produced by many pharmaceutical manufacturers. In the first step, sterile water, in one chamber, is introduced into the lyophilized powder chamber. This introduction quickly mixes the water and powder, allowing for the injection. After the medication in the vial has been delivered, the needle of the syringe automatically and fully retracts into the body of the syringe. The needle seals in place rendering it harmless and inoperable. The Safety Pre-filled Dual Chamber Injector can be manufactured with needles of various gauges and sizes.

         Fluid Collection Devices

         Safety Blood Collection Needle. The Safety Blood Collection Needle is compatible with substantially all standard blood collection needle accessories. After sufficient fluids have been extracted from the body, by depressing a conveniently located button on the barrel of the device, the needle automatically and fully retracts into the body of the device. The needle seals in place rendering it harmless and inoperable.

         Safety Winged Blood Collection Set. The Safety Winged Blood Collection Set uses a smaller diameter needle and is an alternative to the Safety Blood Collection Needle. It is compatible with substantially all standard blood collection needle accessories. The retraction mechanism on the Safety Winged Blood Collection Set operates in the same manner as the mechanism on the Safety Blood Collection Needle.

         Safety Arterial Blood Gas Syringe. Arterial blood gas syringes are used to collect small samples of arterial blood and deliver the blood to a blood gas analyzer. By depressing a conveniently located button on the barrel of the device, a user can cause the needle to automatically and fully retract into the needle housing. The sealed needle housing can be separated from the syringe barrel and safely discarded into a sharps container. The filled syringe barrel is then ready for delivery to a laboratory for analysis. The Safety Arterial Blood Gas Syringe is designed for conventional laboratory processing and attaches to any standard blood gas syringe with a luer fitting, as would a non-safety needle.

         Safety Blood Donor Needle Set. The Safety Blood Donor Needle Set is used to collect large volumes of blood for blood bank storage. After the needle is removed from the patient, a user can cause the needle to automatically and fully retract into the device by depressing a conveniently placed button on the side of the barrel. The Safety Blood Donor Needle Set is compatible with all standard blood bag tubing sets and can be manufactured to include a safety blood sampling adapter.

         Safety Winged A-V Fistula Needle. Safety Winged A-V Fistula Needles are used to access veins and arteries to perform a hemodialysis procedure. Hemodialysis removes toxic wastes from the blood of patients in renal failure. The mechanism of the Safety Winged A-V Fistula Needle operates in the same manner as the mechanism on the Safety Blood Donor Needle Set.

         Venous and Arterial Access Devices

         Safety IV Catheter. Catheters are inserted into veins or other areas of the body using a catheter insertion needle located within the flexible catheter tube. After the insertion needle is partially removed from the Safety IV Catheter, the needle automatically and fully retracts into the body of the catheter insertion device. The needle seals in place rendering it harmless and inoperable.

         Safety PICC Introducer. The Safety PICC Introducer is a catheter insertion device used to insert a peripherally inserted control catheter (PICC) for long term venous access to deliver fluids into a patient. The retraction mechanism of the Safety PICC Introducer operates in the same manner as the mechanism on the Safety IV Catheter.

         Safety Seldinger Needle. The Safety Seldinger Needle consists of a barrel-like structure within which the needle is retracted and protected once it has been inserted into the patient's vein or artery. Once the needle is placed in the patient, the guidewire is introduced into the patient's vein or artery, enabling an arterial or venous catheter to slide over the guidewire into the patient's vein or artery. By depressing a conveniently located button on the barrel of the device, a user can cause the needle to automatically and fully retract into a protective sheath while still in the patient. The needle seals in place, rendering it harmless and inoperable. The Safety Seldiner Needle is compatible with all standard gauge needles and guidewires.

         Safety Wing Needle Set/Catheter. The Safety Wing Needle Set/Catheter is used to continuously deliver fluids into a patient's vein. The catheter is inserted into the patient's vein by a steel needle within the flexible catheter. When the venous access has been successfully completed, a user can cause the needle to automatically and fully retract into the body of the device by pushing the conveniently located button on the side of the device. The sharp end of the needle is completely shielded within the device, allowing intravenous fluid from a gravity bag or infusion pump to flow through the retracted steel needle. Upon completion of the infusion therapy, the Safety Wing Needle Set/Catheter may be removed from the patient with no possibility off an accidental needlestick because the steel needle has been retracted into the device.

         Specialty Devices

         Safety Spinal/Epidural Needle. The Safety Spinal/Epidural Needle can be used for a variety of anesthesia and spinal procedures requiring both fluid removal and fluid injection. After the Safety Spinal/Epidural Needle has been removed from the patient, a user can cause the needle to automatically and fully retract into a flexible sheath by depressing a conveniently place button on the side of the device. The Safety Spinal/Epidural Needle is compatible with all standard gauge size needles and allows for fluid removal or injection with a luer syringe.

         Safety Y-Port Infusion Needle. Y-Ports are devices used in intravenous therapy that allow the delivery of secondary fluids into a primary intravenous fluid line. The Safety Y-Port Infusion Needle consists of a barrel with a needle assembly fixed to the barrel and tubing which protrudes from the barrel at an angle allowing connection to the y-port. After completion of delivery of the secondary fluid into the y-port, the needle retraction is automatically initiated, and the needle fully retracts into the barrel.

Sales and Marketing

         Because we focus on the design, development and licensing of safety medical products, we are not engaged in the marketing and sale of our products directly to health care professionals. Our marketing efforts focus upon identifying, principally through the use of publicly available information, market leaders in the pharmaceutical and medical device industries who we believe have either a desire to incorporate safety applications in their existing products or who have the ability to manufacture and distribute our products. We seek to have these companies license our products or enter into a joint venture through which our needle retraction technology is applied to their existing products.

         In addition to direct marketing efforts, recent safety needle legislation and our relationship with Becton Dickinson have increased industry awareness of our products. Several potential licensees and strategic partners have contacted us to discuss the possibility of applying our needle retraction technology to their existing products. We cannot predict whether these contacts will result in definitive agreements.

Research and Development

         Our research and development efforts in the past have focused primarily upon the design and development of the products described above and the equipment necessary to assemble those products. Research and development expenses were $1,143,938 in 2000 and $1,228,101 and $1,106,501 in 1999 and 1998,
respectively. Our research and development efforts going forward will focus primarily upon:

o the modification and improvement of our current products in response to market research and input from health care professionals; and

o the development of new safety medical devices in response to the specific requests and needs of our licensees and potential joint venture partners.

     Our research and development staff consists of eleven employees.

Facilities and Manufacturing

         Our primary focus is upon the design and development of safety medical devices. We generally seek to contract with third parties for the manufacture and distribution of our products through licensing agreements and joint ventures. However, we are currently exploring opportunities to manufacture selected products pursuant to joint venture or similar arrangements in which our joint venture partners will be responsible for marketing and distribution. These products would involve production levels that are substantially lower than the products of the type licensed to Becton Dickinson.

         We have leased an approximately 26,000 square foot facility in Ventura, California. In addition to our corporate offices, the facility includes space for the following:

o a research and development laboratory equipped with assembly and test equipment for concept modeling and product development;

o a machine shop equipped with tools for the fabrication of new product parts for concept modeling and assembly, as well as the fabrication of prototype molds and test fixtures;

o a 3,120 square foot class 100,000 clean room used for the assembly of prototypes; and

o a semi-automated assembly system, which consists of a series of manual and semi-automatic stations.

         The assembly system is currently being used to manufacture limited quantities of our products to demonstrate to potential third-party manufacturers the economic feasibility of the commercial production of our products. With some modifications, the semi-automated assembly system is capable of producing up to 6,000,000 units per year and can produce one or more of our products at a time. This assembly system will enable us to manufacture the products we design for certain niche markets which do not involve the same manufacturing scale as more widely used products, such as those licensed to Becton Dickinson.

Government Regulation

         Our products are subject to regulation by the United States Food and Drug Administration (FDA) under a number of statutes including the Federal Food, Drug and Cosmetics Act (FDCA). The FDA regulates, among other things, the research, development, testing, manufacture, labeling, distribution, and promotion of medical devices in the United States. Our medical devices must be cleared or approved by the FDA before they can be sold in the United States.

         Because our focus is on the development, design and licensing of medical safety devices rather than marketing and manufacturing of the devices, we do not typically make the regulatory filings necessary to sell our products. We rely on our licensees to pursue regulatory approvals and anticipate that we will rely on any joint venture partners with whom we may contract in the future in a similar fashion unless we manufacture the product.

         The FDCA provides two basic review procedures by which medical devices can receive FDA marketing authorization. Certain products qualify for a submission authorized by Section 510(k) of the FDCA. To receive Section 510(k) clearance, a premarket notification must be filed with the FDA that a company plans to begin marketing a medical device. The filing must establish that the medical device is substantially equivalent to another medical device that has been granted prior FDA premarket notification clearance or was marketed prior to May 28, 1976, the date of enactment of the Medical Device Amendments. Marketing may commence when the FDA issues a letter finding substantial equivalence. If a product does not qualify for Section 510(k) clearance, a pre-market approval application must be filed. Pre-market approval applications must demonstrate that the medical device is safe and effective. The pre-market approval process is typically more complex and time consuming than the Section 510(k) clearance process, and requires the submission of laboratory, preclinical and clinical data.

         If we decide to commercially market and manufacture some of the products we develop, separate from our current or any future license agreement, we may be required to file for Section 510(k) clearance, or possibly pre-market approval, for such products. In that case, we also would be required to comply with FDA post-market reporting requirements, including the submission of reports on certain adverse events and malfunctions, and requirements governing the promotion of medical devices. In addition, modifications to our devices may require the filing of new 510(k) submissions or pre-market approval supplements. In addition, we will need to comply with FDA regulations governing medical device manufacturing practices. The FDA and the California Department of Health Services (DHS) require medical device manufacturers to register as such and subject them to periodic FDA and DHS inspections of their manufacturing facilities. The FDA requires that medical device manufacturers produce devices in accordance with the FDA's current Quality System Regulation (QSR), which governs the methods, facilities and controls used for the design, manufacture, testing, packaging, labeling and storage of medical devices. We are not currently required to register our pilot manufacturing facility or comply with QSR requirements because we do not commercially manufacture and distribute the devices we produce in our facility, but we will be required to register and comply if we commence commercial manufacturing.

         There is a different set of regulatory requirements in place for the European Union (EU). In the EU the company putting a medical device onto the market must comply with the requirements of the Medical Devices Directive (MDD) and affix the CE mark to the product to attest to such compliance. To achieve this, the medical devices in question must meet the "essential requirements" defined under the MDD relating to safety and performance, and the relevant company must successfully undergo a verification of its regulatory compliance by a third party standards certification provider, a so-called "Notified Body." The nature of the assessment will depend on the regulatory class of products concerned which in turn determines the precise form of testing to be undertaken by the Notified Body.

         The requirements of the MDD must be complied with by the "manufacturer of the device," which is defined as the party responsible for the design, manufacture, packaging and labeling of the device before it is placed on the EU market, regardless of whether these operations are carried out by this entity or on its behalf.

         Accordingly, where medical devices are marketed by our licensees or joint venture partners under their names, compliance with the MDD will be their responsibility. In the event that we decide to manufacture devices to be distributed in the EU market under our name, all compliance responsibilities will be borne by us.

         In the case of devices such as the safety pre-filled glass syringe which incorporate a medicinal product as one integrated product, the regulatory requirements are those relating to medicines as opposed to devices and an application for a marketing authorization must be made under Directive 65/65 EEC. However, the safety and performance of the device features of the integral product are assessed in accordance with the essential requirements of Annex I of the MDD. Again, if the device is marketed by our licensees or joint venture partners under their names, all regulatory compliance obligations will be borne by such licensees or joint venture partners. The party responsible for regulatory compliance will be subject to continued surveillance by the Notified Body and will be required to comply with additional national requirements that are beyond the scope of the MDD.

Competition

         The safety medical device market is highly competitive. Licensees of our products will compete in the United States and abroad with the safety products and standard products manufactured and distributed by companies such as:

o        Kendall Healthcare Products Company,
o        B. Braun,
o        Terumo Medical Corporation of Japan,
o        Bio-Plexus, Inc., and
o        Johnson & Johnson.

         Developers of safety medical devices which we compete against for license and joint venture arrangements with medical device and pharmaceutical companies include:

o        Bio-Plexus, Inc.,
o        New Medical Technologies,
o        Retractable Technologies, Inc., and
o        Univec, Inc.

         Traditionally, competition regarding non-safety medical devices was primarily based upon price with little differentiation between products. We expect our products to compete against both safety products and non-safety products based upon safety and ease of use and disposal. While safety medical devices are priced at approximately two to three times that of equivalent standard medical devices, we believe that based upon estimated costs associated with accidental needlesticks, our products should be considered cost effective by the marketplace. There can be no assurance, however, that purchasers will be willing to pay the increased price for safety medical devices unless they are mandated to use such devices by laws such as those passed by the federal government and those passed at the state level in California, Tennessee, Texas, New Jersey and Maryland.

Becton Dickinson Relationship

         On December 11, 1998, we entered into a license agreement with Becton Dickinson under which we licensed certain of our products to Becton Dickinson. In connection with the agreement, we received an up-front licensing fee of $4.5 million in addition to the right to receive royalty payments based on Becton Dickinson's net sales of the licensed products. In addition, the license agreement granted Becton Dickinson an option to license five of our other products. On March 12, 2000, we signed a binding term letter with Becton Dickinson outlining the terms for a definitive agreement under which Becton Dickinson would license the products that we previously granted them an option to license. We recognized $1.5 million of revenue in the form of an up-front licensing fee upon the signing of the binding term letter. On May 11, 2000, we entered into a definitive license agreement with Becton Dickinson based upon the terms of the March 12, 2000 binding term letter. Under the definitive license agreement, we received an additional $2.5 million in up-front licensing fees and the right to receive royalty payments based on Becton Dickinson's net sales of the products licensed under such agreement.

Recent Legislation

         Recent regulatory actions at the federal and state level promote the use of safety needles to reduce the risk of accidental needlesticks. On July 1, 1999, California, through its state Occupational Safety and Health Administration (OSHA) program, began requiring the use of safety needles. Other states such as Texas, Tennessee, Maryland and New Jersey have passed similar legislation. On November 6, 2000, President Clinton signed the Needlestick Safety and Prevention Act amending OSHA's Bloodborne Pathogens Standard to require that employers implement the use of safer medical devices in their facilities. As a result of these recent regulatory actions, we anticipate that the demand for safety medical devices such as those which we produce will increase over the next twelve months.

Patents and Proprietary Rights

         Our success will depend in part on our ability to obtain and maintain patent protection for our products, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. It is our policy to protect our intellectual property and maintain the proprietary nature of our technology by filing patent applications for technology we consider important to the development of our business and by requiring employees and key consultants to execute non-disclosure and non-compete agreements.

         We have 16 United States patents covering our retractable needle technology and specific products based upon our technology. In addition, we have 12 foreign national patents and two European patent covering 12 countries. We also have 15 United States, 67 foreign national, 12 European and 4 international patent applications pending. In addition, we have a pending United States design patent application based on one of our products, and two foreign national design registrations and three pending foreign design applications.

Employees

         As of March 10, 2001, we had 16 full-time employees and 2 part-time employees, most of whom were located at our corporate offices. Should the Company be engaged in manufacturing it will assess its personnel requirements and adequately increase staff.

                                  RISK FACTORS

We have a history of net losses and anticipate we will incur continued losses for the foreseeable future.

         We have incurred significant losses since inception. As of December 31, 2000, our accumulated deficit was $25,125,190. Among other things, our ability to achieve profitability is dependent upon:

o    the successful marketing of our products by licensees;

o our ability to license additional products that are not currently subject to licenses or have these products distributed through joint venture or similar arrangements; and

o    our ability to develop additional products based on our core technologies.

         We have licensed to Becton Dickinson several of our products and anticipate that some of these products will be launched in 2001. We are unable to predict whether Becton Dickinson's marketing efforts will be successful and whether the licenses will generate meaningful revenues for us. The product we have licensed to MedAmicus, Inc. is at an earlier stage of pre-manufacturing development, and we do not anticipate that revenues from these licenses will be generated until at least June, 2001. Moreover, if our licensees are not successful in marketing our products, and if we are not successful in licensing additional products, we may never generate meaningful revenues, in which case our long-term viability would be threatened.

We are dependent upon our license agreement with Becton Dickinson, and if Becton Dickinson is not successful in selling, or determines not to pursue the sale of, products licensed from us, our business will be harmed.

         To date, substantially all of our revenues have been derived from "up front" license payments made by Becton Dickinson. We anticipate that royalty payments from Becton Dickinson related to sales of our products will constitute all or a substantial portion of our revenues for the next twelve months. Under the license agreement with Becton Dickinson dated December 11, 1998, Becton Dickinson has the right to terminate such agreement upon 60 days' notice and would be subject to no further funding obligations to us with respect to the products licensed under such agreement if it were to terminate such agreement. The ability of Becton Dickinson to sell products it has licensed from us will depend on competitive factors and the resources Becton Dickinson commits to the sale of products they have licensed from us. The extent to which Becton Dickinson commits its resources to the sale of products licensed from us is entirely within Becton Dickinson's control. Becton Dickinson is not obligated to pursue the development and commercialization of these products. Therefore, our license arrangement with Becton Dickinson may not result in the successful commercialization of our products and may not generate any future royalty payments. If Becton Dickinson terminates the license agreement, is unsuccessful in developing or selling the licensed products or otherwise determines not to pursue the development and sale of the licensed products, our business will be harmed.

If we are unable to raise additional funds as required, we may have to reduce the scope of, or cease, our operations.

         We believe that we have sufficient funds to support our planned operations and capital expenditures for at least the next twelve months. The availability of resources over a longer term will be dependent on our ability to enter into licensing agreements and to receive royalty payments from our current and future licensees and our ability to enter into, and profitably operate under joint venture or similar arrangements. If we are unsuccessful in negotiating additional agreements, or if licensing revenues are insufficient to support operations, we may seek to raise funds through public or private equity offerings or debt financings.

         If we raise additional capital by issuing equity securities, our stockholders' percentage ownership will be reduced, and our stockholders may experience substantial dilution. Any equity securities issued may provide rights, privileges or preferences superior to our common stock. If we raise additional funds by issuing debt securities, we may be subject to significant restrictions on our operations. If we raise additional funds through joint ventures or other collaborations and license arrangements, we may be required to relinquish rights to our technologies or products or grant licenses on terms that are not favorable to us.

         At December 31, 2000, we had a revolving line of credit totaling $3,000,000. This facility can be used to fund working capital needs and finance capital equipment purchases. However, advances for capital equipment financing may not exceed $600,000, and borrowings are collateralized by substantially all of the company's assets. The facility expires on May 31, 2001, and there is no assurance that we will be successful in negotiating a continuation of the availability of the line of credit or the terms which will be made available to us. There were no amounts outstanding under the credit facility at December 31, 2000.

         If adequate funds are not available on acceptable terms, we may have to reduce the scope of, or cease, our operations.

Our products must receive regulatory approval in the United States and foreign jurisdictions; we rely on our licensees to obtain such approvals, and if they are not successful in obtaining or maintaining approvals, the sale of our products and our ability to realize royalty revenues would be impaired.

         Our products are medical devices subject to regulation by the United States Food and Drug Administration (FDA). The FDA regulates, among other things, product manufacture, labeling, distribution, and promotion of medical devices in the United States. Our medical devices must be cleared or approved by the FDA before they can be sold in the United States.

         Our licensees pursue regulatory approvals. As a result, our ability to receive royalties from licensed products may be impaired or delayed if the licensees do not devote sufficient resources to the regulatory approval effort. Moreover, obtaining FDA approval or clearance to market a product can be a lengthy and costly process which in some cases involves extensive clinical studies. Our licensees may not be able to obtain the necessary FDA authorizations to allow marketing of our products in a timely fashion, or at all.

         Even if our licensees obtain the necessary approvals or clearances, later problems with the product could cause the FDA to suspend or revoke the approvals or clearances. Also, if the FDA authorizes marketing of licensed products, our licensees will be subject to continuing requirements governing, among other things, the claims that can be made with respect to the products and manufacturing processes. We could confront similar difficulties and obstacles if, in connection with joint venture or similar arrangements, we directly pursued regulatory approvals. Failing to comply with the FDA's requirements can result in issuance of FDA Warning Letters, Agency refusal to approve or clear products, revocation or withdrawal of approvals previously granted, product seizures, injunctions, recalls, operating restrictions, limitations on continued marketing and civil and criminal penalties.

         Although we have a manufacturing facility at our headquarters, we have used this facility only for prototype manufacturing and to determine the feasibility of high volume manufacture of a product. The devices manufactured at our facility are not used on humans. Therefore, compliance with regulatory manufacturing requirements is not required with respect to the operation of the manufacturing facility. However, we anticipate that, in the future, we may seek to manufacture and market some of our products ourselves, or enter into joint ventures or similar arrangements to manufacture and sell our products. These joint venture arrangements may require us to seek separate clearance or approval by the FDA of these products and to comply with ongoing FDA requirements for submission of safety and other postmarket information. These arrangements also may involve our assumption of commercial manufacturing responsibility with respect to some of our products. If we engage in commercial manufacturing, will be required to adhere to requirements pertaining to the FDA's current Quality System Regulation, commonly known as the QSR. The current QSR requirements govern the methods, facilities and controls used for the manufacture, testing, design, packaging, labeling and storage of medical devices.

         To market a product in the European Union (EU) a manufacturer must be entitled to affix a CE marking to the device which is a European symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. A CE marking allows a device to be marketed in all members states of the EU and accordingly, failure to be entitled to affix a CE marking will prohibit the marketing of a device anywhere in the EU.

         The responsibilities for compliance with the CE requirements lies with the manufacturer of the device which is defined in the Medical Devices Directive
(MDD) as the party putting the device on the EU market under its name. Accordingly, we rely upon our licensees to satisfy the necessary compliance criteria and if our licensees do not devote sufficient resources to this process, our ability to receive royalties from the sale of the products will be diminished. Furthermore, the licensees may not be able to satisfy the necessary requirements to allow marketing of our products in a timely fashion or at all.

         In the case of devices incorporating a medicinal product as a single integrated product, such as the safety pre-filled glass syringe, the regulatory requirements are those relating to medicines as opposed to devices. In which case our licensees must make an application for a marketing authorization under Directive 65/65 EEC. The application must be made to one EU country, and if approved, is then mutually recognized in all other remaining EU countries. The process can be very timely, if authorization is granted at all.

         Our failure or the failure of our licensees to comply with the FDA and other applicable regulations could cause our business to be harmed significantly.

If we are unable to protect our proprietary technology, or to avoid infringing the rights of others, our ability to compete effectively will be impaired.

         Our intellectual property consists of patents, licenses, trade secrets and trademarks. Our success depends in part on our ability to:

o        obtain and maintain patents and other intellectual property;

o        establish and maintain trademarks;

o        operate without infringing the proprietary rights of others; and

o otherwise maintain adequate protection of our technologies and products in the United States and other countries.

         We have a number of patents and pending United States patent applications relating to our products. Patent applications filed by us or on our behalf may not result in patents being issued to us. Even if a patent is issued, the patent may not afford protection against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate our technology.

         Our commercial success depends in part on our avoiding the infringement of patents and proprietary rights of other parties and developing and maintaining a proprietary position with regard to our own technologies and products. We cannot predict with certainty whether we will be able to enforce our patents. We may lose part or all of our patents as a result of challenges by competitors. Patents that may be issued, or publications or other actions could block our ability to obtain patents or to operate as we would like. Others may develop similar technologies or duplicate technologies that we have developed or claim that we are infringing their patents.

         We may become involved in litigation or interference proceedings declared by the U.S. Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States. If any of our competitors have filed patent applications or obtained patents that claim inventions that we also claim, we may have to participate in an interference proceeding to determine who has the right to a patent for these inventions in the United States. If a litigation or interference proceeding is initiated, we may have to spend significant amounts of time and money to defend our intellectual property rights or to defend against infringement claims of others. Litigation or interference proceedings could divert our management time and effort. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management time and disruption in our business. Any of these events could harm our ability to compete and adversely affect our business.

         An adverse ruling arising out of any intellectual property dispute could invalidate or diminish our intellectual property position. An adverse ruling could also subject us to significant liability for damages, prevent us from using processes or products, or require us to license disputed rights from third parties. Costs associated with licensing arrangements entered into to resolve litigation or an interference may be substantial and could include ongoing royalties. We may not be able to obtain any necessary licenses on satisfactory terms.

         In addition, we rely on trade secrets to protect technology. We attempt to protect our proprietary technology by requiring certain of our employees and key consultants to execute non-disclosure and non-competition agreements. However, these agreements could be breached, and our remedies for breach may be inadequate. In addition, our trade secrets may otherwise become known or independently discovered by our competitors. If we lose any of our trade secrets, our business and ability to compete could be harmed.

Because we are dependent on a single core technology, we are particularly vulnerable to the development of competing products and technological change.

         All of the products we have designed and developed to date, and products we currently intend to design and develop, are based upon our proprietary retraction technology. Our focus on a single core technology makes us vulnerable to the development of superior competing products and changes in technology that could eliminate any demand for our products. Our business would suffer if a superior competing product were developed, or if there were a reduced demand for products such as ours. We may not be able to successfully develop additional products or applications.

Our products may not achieve market acceptance.

         The use of safety needles is relatively new. Although the market for syringes, fluid collection devices and infusion therapy devices is large, actual sales of our products may not be significant. Sales of our products will depend mostly upon our licensees' ability to demonstrate the operational and safety advantages of our products compared to standard syringes, fluid collection devices and infusion therapy devices and safety medical devices developed by our competitors. Our licensees may be unable to sell our products due to the higher cost of safety medical devices relative to standard medical devices. There may never be a significant demand for our products.

We are dependent on our licensees for the manufacture of our products.

         To date, we have relied on our licensees to arrange for the commercial manufacture of our products. Our licensees generally manufacture our products at their own facilities, although it is possible that in connection with future licenses or joint venture or similar arrangements, we may rely on third party manufacturers other than our licensees or manufacture selected products ourselves. Contracting with third parties or relying on licensees to manufacture our products presents the following risks:

o delays in the manufacture of our products could have a material adverse effect on the marketing of our products;

o the manufacturers may not comply with requirements imposed by the Food and Drug Administration or other governmental agencies;

o we may have to share intellectual property rights to improvements in the manufacturing processes or new manufacturing processes for our products;

o in those instances where we seek third party manufacturers, we may not be able to locate acceptable manufacturers or enter into favorable long-term agreements with them; and

o    we may not be able to find substitute manufacturers, if necessary.

         Any of these factors could delay commercialization of our products and adversely affect the sale of the products and our license or joint venture revenues.

We are dependent on the sales and marketing efforts of our licensees to sell our licensed products, and our business will suffer if our licensees do not successfully market our products.

         We currently have limited sales and marketing capabilities, and we do not intend to build a sales and marketing infrastructure for commercial sales of our products. Accordingly, we are dependent on our licensees to sell our products and generate royalties for us. If our licensees do not devote sufficient effort to the sale and marketing of our products, or are otherwise unsuccessful in marketing our products, our business will suffer.

We are dependent on key personnel, and if we are unable to retain these personnel, our business could be harmed.

         Our success depends upon the skills, experience and efforts of our executive officers and certain marketing and technical personnel. We are particularly dependent upon the services of James M. Donegan, our Chief Executive Officer. If Mr. Donegan, or any of our other key personnel, do not continue in their present capacities, our operations could be materially adversely affected.

We are subject to product liability claims.

         The manufacture and sale of our medical devices entails an inherent risk of liability in the event of product failure or claim of harm caused by product operation. We may not be able to avoid product liability claims. Although we currently maintain product liability insurance coverage ($5,000,000 per occurrence and in the aggregate), such coverage may not be sufficient to protect us or may not remain available at a reasonable cost. If we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we could be severely harmed if a plaintiff brings a successful product liability claim against us.

Our markets are highly competitive.

         The safety medical device market is highly competitive. Our products will compete in the United States and abroad with the safety products and standard products manufactured and distributed by companies such as:

o        Kendall Healthcare Products Company,
o        B. Braun,
o        Terumo Medical Corporation of Japan,
o        Bio-Plexus, Inc., and
o        Johnson & Johnson.

Developers of safety medical devices against which we compete include:

o        Bio-Plexus, Inc.,
o        New Medical Technologies,
o        Retractable Technologies, Inc., and
o        Univec, Inc.

         Many of our competitors are substantially larger and better financed than we are and have more experience in developing medical devices than we do. These competitors may use their substantial resources to improve their current products or to develop additional products that may compete more effectively with our products. In addition, new competitors may develop products that compete with our products, or new technologies may arise that could significantly affect the demand for our products. We cannot predict the development of future competitive products or companies. We will be materially adversely affected if we are unable to compete successfully.

If we engage in any acquisition or business combination, we will incur a variety of risks that could adversely affect our business operations.

         From time to time we have considered, and we will continue to consider in the future, strategic business initiatives intended to further the development of our business. These initiatives may include acquiring businesses, technologies or products or entering into a business combination with another company. If we pursue such a strategy, we could, among other things:

o issue equity securities that would dilute our stockholders' percentage ownership;

o    incur substantial debt, which may place constraints on our operations;

o spend substantial operational, financial and management resources in integrating new businesses, technologies and products;

o    assume substantial actual or contingent liabilities; or

o merge, or otherwise enter into a business combination with, another company, in which our stockholders would receive cash or shares of the other company, or a combination of both, on terms that our stockholders might not deem desirable.

         Moreover, any strategic business initiative may not provide anticipated benefits and could, if unsuccessful, hurt our long-term business prospects.

Because our officers and directors own a significant number of shares of our common stock, they may control all major corporate decisions, and our other stockholders may not be able to influence these decision.

         As of March 10, 2001, our directors and officers beneficially owned or controlled approximately 37% of the outstanding Common Stock. Accordingly, such executive officers and directors, as a group, have the ability to exert significant control over the election of our Board of Directors and to determine corporate actions requiring stockholder approval including mergers, consolidations and the sale of all or substantially all of the our assets. The interests of these stockholders could conflict with the interests of our other stockholders.

Our stock price is volatile.

         Historically, our stock price, like the market price of the securities of other medical device companies, has fluctuated widely, and it may be subject to similar future fluctuations in response to:

o announcements regarding technological innovations by us or our competitors;

o the licensing of products or the formation of joint ventures or similar arrangements by us or our competitors;

o        government regulatory action regarding our products;

o        the development of new products by us or our competitors;

o        general conditions in the medical device industry;

o        quarter-to-quarter variations in operating results; and

o        our failure to meet analysts' expectations.

         Investors may lose money upon the resale of our shares.

Our common stock is subject to dilution.

         As of December 31, 2000, there were 10,508,320 shares of our common stock issued and outstanding. In addition, an aggregate of 1,789,900 additional shares of our common stock are issuable pursuant to stock options granted under the Non-Qualified Stock Option Plan and warrant agreements.

We are unlikely to pay dividends on our common stock.

         No cash dividends have been paid on our common stock. We anticipate that future earnings, if any, will be used to finance operations and expand our business. Accordingly, we do not anticipate that we will pay cash dividends in the future.

Provisions of our Certificate of Incorporation and the Delaware General Corporation Law provide barriers to takeover offers that could be beneficial to our stockholders.

         Various provisions of our certificate of incorporation and bylaws and Delaware law could delay or prevent a third party from acquiring shares of our stock.

         We have an authorized class of 5,000,000 shares of preferred stock, none of which are issued and outstanding. The Board of Directors has the authority, without shareholder approval, to issue preferred stock in one or more series and to fix the relative rights and preferences of the preferred stock, including their redemption, dividend and conversion rights. The preferred stock could have the effect of delaying, deterring or preventing a change in control.

         Section 203 of the Delaware General Corporation Law generally prohibits a public Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. "Business combination" is defined to include mergers, asset sales and other specified transactions resulting in a financial benefit to the interested stockholder. An "interested stockholder" is defined as a person who, together with affiliates and associates, owns, (or, within the prior three years, did own) 15% or more of a corporation's voting stock. Section 203 may discourage transactions in which our stockholders might otherwise receive a premium for their shares over the then current price and may limit our stockholders' ability to approve transactions even if they believe the transaction is in their best interests.

ITEM 2. DESCRIPTION OF PROPERTIES

         We have leased an approximately 26,000 square foot facility in Ventura, California. In addition to our corporate offices, the facility includes space for the following:

o a research and development laboratory equipped with assembly and test equipment for concept modeling and product development;

o a machine shop equipped with tools for the fabrication of new product parts for concept modeling and assembly, as well as the fabrication of prototype molds and test fixtures;

o a 3,120 square foot class 100,000 [What does this mean?] clean room used for the assembly of prototypes; and

o a semi-automated assembly system, which consists of a series of manual and semi-automatic stations.

The assembly system is currently being used to manufacture limited quantities of our products to demonstrate to potential third-party manufacturers the economic feasibility of the commercial production of our products. With some modifications, the semi-automated assembly system is capable of producing up to 6,000,000 units per year and can produce one or more of our products at a time. This assembly system will enable us to manufacture the products we design for certain niche markets which do not involve the same manufacturing scale as more widely used products, such as those licensed to Becton Dickinson.

Our annual lease payments for this facility are approximately $149,712 and the lease expires on October 31, 2003.

ITEM 3. LEGAL PROCEEDINGS

         There are no legal proceedings pending or, to the knowledge of management, threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2000 through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock has been traded on the NASDAQ SmallCap Market under the symbol ("MEDC") since Med-Design's Initial Public Offering on June 7, 1995. On March 23, 2001 we were notified that our Common stock has been approved for trading on the NASDAQ National Market. The following table sets forth the high and low sales price for our Common Stock for the quarters indicated as reported.

Market Information

         Fiscal year ended December 31, 1999                             High           Low
         -----------------------------------                             ----           ---
First Quarter.......................................................... $4 9/16        $2 15/16

Second Quarter.........................................................  8 1/4          3 3/16

Third Quarter..........................................................  7 3/8          3 1/2

Fourth Quarter.........................................................  16 1/4         3 3/4


         Fiscal year ended December 31, 2000                             High           Low
         -----------------------------------                             ----           ---

First Quarter.......................................................... $20 3/4       $12 5/16

Second Quarter.........................................................  16 1/2         8 1/8

Third Quarter..........................................................  15 3/4         9 1/2

Fourth Quarter.........................................................  23             11 3/4

Holders

         As of February 28, 2000, Med-Design had 3,577 holders of record of the Common Stock. Since a portion of Med-Design's Common Stock is held in "street" or nominee name, Med-Design is unable to determine the exact number of beneficial holders.

Dividends

We have never paid or declared and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business.

ITEM 6. SELECTED FINANCIAL DATA

         The following data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and pro forma financial information and related notes included elsewhere in this Form 10-K.

-----------------------------------------------------------------------------------------------------------------
Year ended                                  2000           1999            1998          1997          1996
-----------------------------------------------------------------------------------------------------------------
Revenue                                  $4,128,993             --      $4,500,000             --             --
Net Income (loss)                       ($2,793,365)   ($4,247,473)       $882,889    ($5,219,833)   ($4,332,869)
Total assets                             $8,565,574     $7,257,286      $8,482,885     $8,293,030     $9,349,162
Debt                                        $10,833     $1,073,797      $1,579,824       $154,674       $300,366
-----------------------------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         We are principally engaged in the design, development and licensing of safety medical devices intended to reduce the incidence of accidental needlesticks. To date, substantially all of our revenues have been derived from "up front" license payments made by Becton Dickinson.

         On December 11, 1998, we entered into a license agreement with Becton Dickinson under which we licensed certain of our products to Becton Dickinson. In connection with the agreement, we received an up-front licensing fee of $4.5 million in addition to the right to receive royalty payments based on Becton Dickinson's net sales of the licensed products. In addition, the license agreement granted Becton Dickinson an option to license five of our other products. On March 12, 2000, we signed a binding term letter with Becton Dickinson outlining the terms for a definitive agreement under which Becton Dickinson would license the products that we previously granted them an option to license. We recognized $1.5 million of revenue in the form of an up-front licensing fee upon the signing of the binding term letter. On May 11, 2000, we entered into a definitive license agreement with Becton Dickinson based upon the terms of the March 12, 2000 binding term letter. Under the definitive license agreement, we received an additional $2.5 million in up-front licensing fees and the right to receive royalty payments based on Becton Dickinson's net sales of the products licensed under such agreement.

         On September 25, 2000, we entered into a license agreement with MedAmicus, Inc. granting MedAmicus a license to manufacture and market our Safety Seldinger Needle for certain venous applications. Under the license agreement, we have the right to receive royalty payments based on MedAmicus' net sales of the Safety Seldinger Introducer Needle.

         Several of the products licensed to Becton Dickinson are expected to launch in 2001, and the Safety Seldinger Needle is tentatively scheduled to launch in the summer of 2001. With the launch of these products, we anticipate the generation of royalty payments in 2001 under the Becton Dickinson and MedAmicus license agreements.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31,1999

         Total revenue for the year ended December 31, 2000 was $4,128,993; we had no revenue for 1999. The revenue in 2000 consisted principally of $4,000,000 in up front licensing payments made by Becton Dickinson under the May 11, 2000 license agreement.

         Loss from operations for the year ended December 31, 2000 was $3,079,662, a decrease of $1,110,852 as compared to loss from operations of $4,190,514 for the corresponding period in 1999. The decrease was due primarily to the receipt of license fee revenue in 2000 offset by increases in general and administrative expenses and stock based compensation expenses described below.

         General and administrative expenses for the year ended December 31, 2000 were $3,517,160, an increase of $818,746 as compared to general and administrative expenses of $2,698,414 for the corresponding period in 1999. The increase in general and administrative expenses from 1999 was principally due to an increase in the general level of business activities, primarily related to increased legal and travel expenses, to enable the Company to market its products.

         Research and development expenses for the year ended December 31, 2000 were $1,143,938, a decrease of $84,163 as compared to research and development expenses of $1,228,101 for the corresponding period in 1999. Research and development expense remained fairly constant for the year 2000 and 1999.

         Stock based compensation, which resulted from the issuance and extension of options, warrants and other stock based compensation was $2,547,557, an increase of $2,283,558 as compared to $263,999 for the same period in 1999. The increase was due to the extension of options and warrants for retiring officers and employees, and the issuance of shares of common stock, options and warrants to officers in accordance with their employment agreements.

Year Ended December 31, 1999 Compared to Year Ended December 31,1998

         There were no revenues for the year ended 1999 compared to revenue of $4,500,000 in 1998. The revenue in 1998 reflected an up front licensing payment by Becton Dickinson.

         Loss from operations for the year ended December 31, 1999 was $4,190,514, an increase of $5,053,812 as compared to income from operations of $863,298 for the corresponding period in 1998. The increase was due primarily to the $4,500,000 up front licensing fee in 1998 and an increased level of general business activity in 1999 resulting in an increase of general and administrative expenses.

         General and administrative expenses for the year ended December 31, 1999 were $2,698,414, an increase of $716,550 as compared to $1,981,864 for the corresponding period in 1998. The increase in general and administrative expenses from 1998 was principally due to an increase in legal and travel expenses resulting from increased business activity to enable the Company to market its products.

         Research and development expense for the year ended December 31, 1999 was $1,228,101, an increase of $121,600 as compared to $1,106,501 for the corresponding period in 1998. Research and development expenses remained fairly constant for years 1999 and 1998.

         Stock based compensation was $263,999 in 1999, a decrease of $202,003 as compared to $466,002 for the corresponding period in 1998. In 1998, options and warrants were issued to an officer for services performed in 1998, resulting in the difference.

Liquidity and Capital Resources

         At December 31, 2000, we had cash, cash equivalents and available-for-sale securities of $6,061,542, as compared to $4,862,382 at December 31, 1999, an increase of $1,199,160 or 25%. The increase was due primarily to income from operations and cash received from the exercise of warrants and options of $3,531,078 offset principally by the repayment of short-term borrowings of $250,000, the purchase of patents of $220,000 and increase in insurance premiums of approximately $50,000. Cash provided by operating activities was most significantly affected by two offsetting matters. Our revenues in 2000 included $1,500,000 in licensing fees attributable to an advance payment that was received in 1999. Because these revenues were recorded in a period subsequent to the period in which the payment was received, cash provided by operations was reduced by the amount of the $1,500,000 payment. Conversely, stock-based compensation of $2,547,557 recorded by the Company in 2000 reflected non-cash expenditures and, accordingly, cash provided by operations was increased by this amount.

         At December 31, 2000, we had a revolving line of credit totaling $3,000,000. This facility can be used to fund working capital needs and finance capital equipment purchases. However, advances for capital equipment financing may not exceed $600,000, and borrowings are collateralized by substantially all of our assets. Any borrowings to meet working capital needs bear interest at LIBOR plus 2.25%, while borrowings to finance capital equipment purchases bear interest at the prime rate plus 2.5%. The facility expires on May 30, 2001, and there is no assurance that we will be successful in negotiating a continuation of the availability of the line of credit or the terms that will be made available to us. There were no amounts outstanding under the agreement at December 31, 2000.

         We believe that we have sufficient funds to support our planned operations for at least the next twelve months. The availability of resources over a longer term will be dependent on our ability to enter into licensing agreements and to receive royalty payments from our current and future licensees and our ability to enter into, and profitably operate under joint venture or similar arrangements. If we are unsuccessful in negotiating additional agreements, or if licensing revenues are insufficient to support our operations, we may be required to reduce the scope of, or cease, our operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There were no amounts outstanding under our revolving line of credit at December 31, 2000. If we were to borrow under our credit facility, borrowings to meet working capital needs would bear interest at LIBOR plus 2.25% and borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. As a result, any such borrowings would be subject to the fluctuations in the market which affect LIBOR or the prime rate, respectively.

ITEM 8.  FINANCIAL STATEMENTS

         Incorporated by reference from the consolidated financial statements and notes thereto of Med-Design which are attached hereto beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders, or in an amendment to this Form 10-K, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement or amendment.

ITEM 11.  EXECUTIVE COMPENSATION

         This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders, or an amendment to this Form 10-K, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement or amendment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders, or in an amendment to this Form 10-K, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement or amendment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders, or in an amendment to this Form 10-K, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement or amendment.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:

         1. Financial Statements. The following financial statements and notes thereto of Med-Design which are attached hereto beginning on page F-1, have been incorporated by reference into Item 8 of this Report on Form 10-K:

                                                                                                          Page
                                                                                                          ----
     Report of Independent Accountants                                                                    F-2

     Consolidated Balance Sheets as of December 31, 2000, 1999 and 1998                                   F-3

     Consolidated Statements of Operations for years ended December 31, 2000, 1999 and 1998               F-4

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000,               F-5
     1999 and 1998

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998           F-6

     Notes to Consolidated Financial Statements                                                           F-7

         2. All schedules are omitted because they are inapplicable, or not required, or the information is shown in the Financial Statements or notes thereto.

         3. List of Exhibits. The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit
Number                        Description
------                        -----------
 3.1 (1)  Certificate of Incorporation of Med-Design.

 3.2 (1)  Amendment to Certificate of Incorporation of Med-Design.

 3.3 (1)  Bylaws of Med-Design.

 4.1 (1)  Specimen of Common Stock Certificate of Med-Design.

10.5 (3)  Amended and Restated Non-Qualified Stock Option Plan.

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

10.63 (9) Licensing and Option Agreement December 11, 1998 with Becton,
          Dickinson and Company.

10.64 (9) Equity agreement December 11, 1998 with Becton, Dickinson and Company.

10.65 (9) Registration Rights Agreement with the Pennsylvania Merchant Group.

10.66 (9) Debenture Purchase Agreement with the Pennsylvania Merchant Group.

10.67 (9) Form of Debentures with the Pennsylvania Merchant Group.

10.68 (10) Option Agreement December 11, 1999 with Becton Dickinson and Company.

10.69 (10) Warrant dated March 5, 1999 between Med-Design and Jim Donegan.

10.70 (10) Warrant dated March 5, 1999 between Med-Design and Joseph
           Bongiovanni.

10.71 (10) Warrant dated November 11, 1999, between Med-Design and Michael
           Simpson.

10.72      Second Amendment to Option Agreement January 25, 2000 with Becton
           Dickinson and Company.

10.73      Warrant dated April 25, 2000 between Med-Design and Lawrence Ellis.

10.74      Warrant Agreement dated April 25, 2000 between Med-Design and Michael
           Simpson.

10.75      Licensing Agreement dated May 11, 2000 with Becton Dickinson and
           Company.

21 (1)     List of Subsidiaries of Med-Design.

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

(3)   Incorporated by reference to Form 10-QSB filed on May 15, 1998.

(4)   Incorporated by reference to Form 10-QSB filed on August 14, 1998.

(5)   Incorporated by reference to Form 10-QSB filed on November 9, 1998.

(6)   Incorporated by reference to Form 8-K filed January 8, 1999.

(7)   Incorporated by reference to Form S-3 dated March 6, 2000.

(8)   Incorporated by reference to Form S-8 dated November 2, 2000.

(9)   Electronic filing only.

(10)  Incorporated by reference to Form 10-KSB filed on December 31, 1999.


(b)   No Reports on Form 8-K were filed in the quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE MED-DESIGN CORPORATION

Date: March 15, 2001               By: /s/ James M. Donegan
                                       -------------------------------------
                                       James M. Donegan
                                       President and Chief Executive Officer

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                                Date
---------                                   -----                                                ----
/s/ James M. Donegan                        Chairman of the Board, President and Chief           March 15, 2001
----------------------------------          Executive Officer (Principal Executive Officer)
James M. Donegan

/s/ Lawrence D. Ellis                       Vice President, Finance and Chief Financial          March 15, 2001
----------------------------------          Officer (Principal Financial Officer and
Lawrence D. Ellis                           Principal Accounting Officer)


/s/ Joseph N. Bongiovanni, III              Director                                             March 15, 2001
----------------------------------
Joseph N. Bongiovanni, III


/s/ John F. Kelley                          Director                                             March 15, 2001
----------------------------------
John F. Kelley


/s/ Pasquale L. Vallone                     Director                                             March 15, 2001
----------------------------------
Pasquale L. Vallone


/s/ Gilbert M. White                        Director                                             March 15, 2001
----------------------------------
Gilbert M. White


/s/ Ralph Balzano                           Director                                             March 15, 2001
----------------------------------
Ralph Balzano


/s/ Vincent J. Papa                         Director                                             March 15, 2001
----------------------------------
Vincent J. Papa


/s/ Michael Simpson                         Director                                             March 15, 2001
----------------------------------
Michael Simpson

                   Index to Consolidated Financial Statements


                                                                           Page

Report of Independent Accountants ......................................... F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999 .............. F-3

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998 ........................................ F-4

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2000, 1999 and 1998 ........................................ F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998 ........................................ F-6

Notes to Consolidated Financial Statements ........................ F-7 to F-20

                        REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Stockholders of
The Med-Design Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of The Med-Design Corporation (the "Company") and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Philadelphia, PA
February 23, 2001

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                      December 31,           December 31,
                                                                                         2000                   1999
                                                                                      -----------            -----------
ASSETS
Current Assets:
     Cash and cash equivalents                                                        $ 1,728,103            $   682,120
     Available-for-sale securities                                                      4,333,439              4,180,262
     Prepaid expenses and other current assets                                            300,875                172,680
                                                                                      -----------            -----------

          Total current assets                                                          6,362,417              5,035,062

     Property, plant, and equipment, net                                                  532,003                698,571
     Patents, net of accumulated amortization of $295,029 and $132,276
         at December 31, 2000 and December 31, 1999, respectively                       1,671,153              1,110,013
     Debt issue costs, net of accumulated amortization of $151,560                             --                413,640
                                                                                      -----------            -----------
     Total Assets                                                                     $ 8,565,573            $ 7,257,286
                                                                                      ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                                                                   $   250,000
     Current maturities of long-term debt and capital lease obligations               $    10,062                 12,251
     Accounts payable                                                                     316,607                277,031
     Accrued expenses                                                                     247,463                191,650
     Licensing Fee Advance                                                                     --              1,500,000
                                                                                      -----------            -----------
          Total current liabilities                                                       574,132              2,230,932

     Long-term debt and capital lease obligations, less current maturities                 10,833              1,073,797
                                                                                      -----------            -----------

          Total liabilities                                                               584,965              3,304,729

Commitments and Contingencies

Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized; No shares and
          300,000 shares issued and outstanding as of December 31, 2000 and
          1999, respectively                                                                   --                  3,000
     Common stock, $.01 par value, 20,000,000 shares authorized; 10,508,320 and
          8,604,437 shares issued and outstanding at December 31, 2000 and
          1999, respectively                                                              105,083                 86,045
     Additional paid-in capital                                                        32,974,796             26,165,377
     Accumulated deficit                                                              (25,125,190)           (22,331,825)
     Accumulated other comprehensive income                                                25,919                 29,960
                                                                                      -----------            -----------

Total stockholders' equity                                                              7,980,608              3,952,557
                                                                                      -----------            -----------

Total Liabilities and Stockholders' Equity                                            $ 8,565,573            $ 7,257,286
                                                                                      ===========            ===========

   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year Ended December 31,
                                                                              -----------------------
                                                                   2000                1999                 1998
                                                                -----------         -----------          ----------
Revenue                                                         $ 4,128,993         $        --          $4,500,000
                                                                -----------         -----------          ----------

Operating expense:
     Marketing                                                       --                      --              82,335
     General and administrative                                  $3,517,160           2,698,414           1,981,864
     Research and development                                     1,143,938           1,228,101           1,106,501
     Stock based compensation                                     2,547,557             263,999             466,002
                                                                -----------         -----------          ----------
     Total operating expenses                                     7,208,655           4,190,514           3,636,702
     Income (loss) from operations                               (3,079,662)         (4,190,514)            863,298
     Interest expense                                               (31,841)           (256,182)
                                                                                                           (242,521)
     Investment income                                              318,138             199,223             262,112
                                                                -----------         -----------          ----------
Net income (loss)                                                (2,793,365)         (4,247,473)            882,889
     Dividend on Series A Preferred Stock                           150,000                  --                  --
                                                                -----------         -----------          ----------
Net income (loss) applicable to common shares                   ($2,943,365)        ($4,247,473)         $  882,889
                                                                ===========         ===========          ==========

     Basic and diluted earnings (loss) per common share              ($0.30)             ($0.53)              $0.11

Weighted average common shares outstanding                        9,811,609           7,978,963           7,951,570

    The accompanying notes are an integral part of these financial statements

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                      Additional
                                              Preferred                 Common                          Paid-In         Accumulated
                                            Stock Shares    Amount   Stock Shares       Amount          Capital           Deficit
                                            ------------    ------   ------------      ------           -------           -------
Balance, January 1, 1998                           --      $   --       7,951,570      $ 79,516      $21,764,194       ($18,967,241)
   Debt issue costs in
      connection with private
      placement                                                                                          489,200
   Debt issue costs in connection
      with private investor loan                                                                          28,158
   Issuance of warrants for
      services                                                                                           380,802
   Equity investment in
      preferred stock                         300,000      $3,000                                      1,497,000
   Repricing of warrants issued                                                                           85,200
   Change in unrealized gains on
      available-for-sale
      securities
   Net Income                                                                                                               882,889
                                             --------------------------------------------------------------------------------------
Balance, December 31, 1998                    300,000      $3,000       7,951,570       $79,516      $24,244,554       ($18,084,352)
   Debt issue costs and interest
      in connection with private
      investor loan                                                                                       59,758
   Issuance of common stock in
      connection with exercise of
      stock options                                                       118,867         1,189          310,556
   Issuance of common stock in
      connection with the exercise
      of warrants                                                         134,000         1,340          673,260
   Issuance of stock options for
      services                                                                                           263,999
   Issuance of common stock in
      connection with conversion
      of convertible debentures                                           400,000         4,000          496,000
   Issuance of warrants in
      partial payment of patent                                                                          117,250
   Change in unrealized gains on
      available-for-sale-securities
   Net Loss                                                                                                              (4,247,473)
                                             --------------------------------------------------------------------------------------
Balance, December 31, 1999                    300,000      $3,000       8,604,437       $86,045      $26,165,377       ($22,331,825)

   Preferred stock conversion                (300,000)     (3,000)        300,000         3,000
   Interest in connection
      with private investor loan                                                                          24,401
   Issuance of common stock in
      connection with exercise of
      stock options and warrants                                          749,467         7,494        3,523,584
   Issuance of common stock in
      connection with conversion
      of convertible debentures net
      of debt issue costs                                                 840,000         8,400          627,959
   Issuance of warrants in
      partial payment of patent                                            14,416           144          235,918

   Stock based compensation                                                                            2,547,557
   Change in unrealized gains on
      available-for-sale-securities
   Dividends paid on Series A
      Preferred Stock                                                                                   (150,000)
   Net loss                                                                                                              (2,793,365)
                                            ---------------------------------------------------------------------------------------
Balance December 31, 2000                          --      $   --      10,508,320      $105,083      $32,974,796       ($25,125,190)
                                            =======================================================================================

                                                 Other
                                             Comprehensive       Stockholders'
                                                 Income             Equity
                                                ------           -------------
Balance, January 1, 1998                         $12,899         $2,889,368
   Debt issue costs in
      connection with private
      placement                                                     489,200
   Debt issue costs in connection
      with private investor loan                                     28,158
   Issuance of warrants for
      services                                                      380,802
   Equity investment in
      preferred stock                                             1,500,000
   Repricing of warrants issued                                      85,200
   Change in unrealized gains on
      available-for-sale
      securities                                  (5,171)            (5,171)
   Net Income                                                       882,889
                                           --------------------------------
Balance, December 31, 1998                        $7,728         $6,250,446
   Debt issue costs and interest
      in connection with private
      investor loan                                                  59,758
   Issuance of common stock in
      connection with exercise of
      stock options                                                 311,745
   Issuance of common stock in
      connection with the exercise
      of warrants                                                   674,600
   Issuance of stock options for
      services                                                      263,999
   Issuance of common stock in
      connection with conversion
      of convertible debentures                                     500,000
   Issuance of warrants in
      partial payment of patent                                     117,250
   Change in unrealized gains on
      available-for-sale-securities               22,232             22,232
   Net Loss                                                      (4,247,473)
                                           --------------------------------
Balance, December 31, 1999                       $29,960         $3,952,557

   Preferred stock conversion
   Interest in connection
      with private investor loan                                     24,401
   Issuance of common stock in
      connection with exercise of
      stock options and warrants                                  3,531,078
   Issuance of common stock in
      connection with conversion
      of convertible debentures net
      of debt issue costs                                           636,359
   Issuance of warrants in
      partial payment of patent                                     236,062

   Stock based compensation                                       2,547,557
   Change in unrealized gains on
      available-for-sale-securities               (4,041)            (4,041)
   Dividends paid on Series A
      Preferred Stock                                              (150,000)
   Net loss                                                      (2,793,365)
                                           --------------------------------
Balance December 31, 2000                        $25,919         $7,980,608
                                           ================================

   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                                                                  Year Ended December 31,
                                                                                    ----------------------------------------------
                                                                                          2000           1999             1998
                                                                                    -------------- --------------- ---------------
Cash flows from operating activities:
Net income (loss)                                                                     ($2,793,365)    ($4,247,473)       $ 882,889
Adjustments to reconcile net loss to operating
     cash flows:
          Depreciation and amortization                                                   347,917         275,994          289,022
          Amortization of debt issue costs                                                     --          97,840           53,720
          Debt issue cost in connection with
               private investor loan                                                       24,401          59,758           28,158
          Stock-based compensation                                                      2,547,557         263,999          466,002
          Changes in operating assets and liabilities:
               Prepaid expenses and other current assets                                 (128,195)            327            6,545
               Licensing Fee Advance                                                   (1,500,000)       1,500,000              --
               Accounts payable                                                            39,576          61,606            9,801
               Accrued expenses                                                            55,813          14,952          (36,346)
                                                                                    ----------------------------------------------

          Net cash (used in) provided by operating activities                          (1,406,296)     (1,972,997)       1,699,791

                                                                                    ----------------------------------------------

Cash flows from investing activities:
     Sale (purchases) of property and equipment                                           (19,016)        (46,988)          36,791
     Additions to patents                                                                (487,832)       (255,644)        (144,183)
     Investments in available-for-sale securities                                      (2,500,000)     (1,500,000)              --
     Sale of available-for-sale securities                                              2,342,782       3,453,590        (499,507)
     Sale of short-term investments                                                            --              --          546,591
                                                                                    ----------------------------------------------

          Net cash (used in) provided by investing activities                            (664,066)      1,650,958          (60,308)
                                                                                    ----------------------------------------------
Cash flows from financing activities:
     Capital lease payments                                                               (14,733)        (15,068)         (17,633)
     Warrants and stock options exercised                                               3,531,078         986,344               --
     Repayment of long-term borrowings                                                         --              --         (296,546)
     Repayment of short-term borrowing                                                   (250,000)             --       (4,630,500)
     Dividends paid on Series A Preferred Stock                                          (150,000)             --               --
     Proceeds from short-term borrowing                                                        --              --          250,000
     Proceeds of private investment, debenture bonds                                           --              --        1,550,000
     Proceeds from issuance of Series A preferred stock                                        --              --        1,500,000
     Debt issue costs                                                                          --              --          (76,000)
                                                                                    ----------------------------------------------
          Net cash provided (used in) by financing activities                           3,116,345         971,276       (1,720,679)
                                                                                    ----------------------------------------------

Increase (decrease) in cash and cash equivalents                                        1,045,983         649,237          (81,196)
Cash and cash equivalents, beginning of period                                            682,120          32,883          114,079
Cash and cash equivalents, end of period                                               $1,728,103        $682,120          $32,883
                                                                                    ==============================================
Cash paid during the period:
      Interest                                                                            $31,841         $77,274         $219,176
Non-cash investing and financing activities:
      Issuance of warrants in partial payment of patents                                  236,062         117,250               --

      Capital lease obligation incurred                                                        --          10,800               --
      Conversion of convertible debentures into
            common stock                                                                1,050,000         500,000               --
      Change in unrealized gain (loss) on
           available-for-sale securities                                                   (4,041)         22,232           (5,171)
Debt issue costs                                                                               --              --          489,200


   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

         The Med-Design Corporation ("Med-Design" or the "Company") is principally engaged in the design, development and licensing of safety medical devices intended to reduce the incidence of accidental needlesticks. Each safety medical device Med-Design designs and develops incorporates Med-Design's proprietary needle retraction technology. Med-Design's technology enables health care professionals to retract a needle into the body of the medical device for safe disposal without any substantial change in operating technique. Med-Design's products generally can be categorized into the following four groups: hypodermic syringes used to inject drugs and other fluids into the body; fluid collection devices used to draw blood or other fluids from the body; infusion therapy devices used to provide access to patients' vessels; and specialty safety devices for other needle based applications.

2. Significant Accounting Policies

Principles of consolidation:

         The accompanying consolidated financial statements include the accounts of The Med-Design Corporation and its wholly owned subsidiaries, MDC Investment Holdings, Inc. and MDC Research Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts from prior years have been reclassified for comparability.

Cash and cash equivalents:

         Med-Design considers all bank depository cash accounts to be cash equivalents.

Concentrations of Credit Risk:

         Financial instruments which potentially subject Med-Design to concentration of credit risk consist principally of cash and available-for-sale-securities. At December 31, 2000, Med-Design's cash balances exceeded FDIC insurance limits by approximately $928,000. The Company invests cash balances in financial institutions with high credit ratings.

         Med-Design invests in high credit quality financial instruments and through diversification, attempts to limit the extent of credit exposure on available-for-sale-securities.

Available-for-sale-securities:

         Med-Design's investments are classified as available-for-sale securities and accordingly, any unrealized holding gains or losses, net of taxes, are excluded from income and recognized as a separate component of stockholders' equity until realized.

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

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

Patents:

         Patents, patent applications, and rights are stated at acquisition costs. Amortization of patents is recorded by the straight-line method over the legal lives of the patents. Patent amortization expense from the years ended December 31, 2000, 1999 and 1998 was $162,753, $51,509 and $36,602,
respectively.

Debt Issue Cost:

         Debt issue costs consist of fees and other costs incurred in obtaining convertible debt and are amortized on a straight-line basis over the life of the debt.

Revenue Recognition:

         Fees received in connection with licensing contracts for the Company's patented, proprietary products are recorded as revenue upon the execution of a binding agreement when the Company has fulfilled it's obligations under the arrangement or when Med-Design's only remaining obligation is to maintain and defend the licensed patent rights.

         Royalties received on licensed products which are based on the licensee's product volume are recorded as revenue in the period when the royalty payments are earned. Minimum contractual royalty payments related to licensed products are recorded as revenue during the period to which the minimum payments relate.

Income taxes:

         Med-Design accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes ("FAS 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded for deferred taxes where it appears more likely than not that the Company will not be able to recover the deferred tax asset.

Research and development:

         Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

                                   (Continued)


                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2. Significant Account Policies, continued

Stock Based Compensation:

         The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock plans. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation ("FAS 123").

Estimates utilized in the preparation of financial statements:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income:

         Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. Such items consist primarily of unrealized gains and losses on marketable equity investments for Med-Design.

3. Available-for-Sale Securities

Gross unrealized gains for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                      Gross
                                   Cost         Unrealized Gains      Fair Value
                                   ----         ----------------      ----------
At December 31, 1998:
Corporate Debt Securities       $6,103,892           $7,728           $6,111,620
                                ----------           ------           ----------

At December 31, 1999:
Corporate Debt Securities       $4,150,302          $29,960           $4,180,262
                                ----------          -------           ----------

At December 31, 2000:
Corporate Debt Securities       $4,307,520          $25,919           $4,333,439
                                ----------          -------           ----------


Investment income for the years ended December 31, 2000, 1999 and 1998 consisted of the following:

                                           2000            1999            1998
                                           ----            ----            ----
     Realized loss on sale of           $     --         ($1,009)       $     62
     available-for-sale securities
     Interest income                     318,138         200,232         262,050
                                        --------        --------        --------
     Total                              $318,138        $199,223        $262,112

                                   (Continued)
                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4. Property, Plant and Equipment

         Balances of major classes of assets and accumulated depreciation and amortization at December 31, 2000 and 1999 are as follows:

                                                        2000              1999
                                                        ----              ----
Leasehold improvements                                $176,878          $176,878
Machinery and equipment                                655,641           668,171
Office furniture & fixtures                            333,221           329,114
Computer equipment & software                          382,813           368,006
                                                  ------------------------------
                                                     1,548,553         1,542,169

Accumulated depreciation and amortization            1,016,550           843,598
                                                  ------------------------------
                                                      $532,003          $698,571
                                                  ==============================

         Depreciation and amortization expense was $185,164, $224,485 and $252,420 for the years ended December 31, 2000, 1999 and 1998, respectively.

5. Patents

         On February 18, 2000, Med-Design purchased a safety syringe patent that had been initially issued in June 1989. In consideration for the purchase, the Company issued 14,416 shares of Common Stock valued at $236,062, the fair value of Med-Design's Common Stock on February 18, 2000 and cash of $220,000. The total purchase price of the patent was capitalized as patent costs and is being amortized on a straight-line basis over 6 years, the remaining life of the patent.

6. Short-Term Borrowings

         At December 31, 2000, Med-Design had a $3,000,000 revolving line of credit under which borrowings are collateralized by substantially all the assets of the Company. This facility can be used to fund working capital needs and finance capital equipment purchases, however advances for capital equipment financing may not exceed $600,000. Any borrowing to meet working capital needs will bear interest at LIBOR plus 2.25%, while borrowings to finance capital equipment purchases bear interest at the prime rate plus 2.5%. There were no borrowings under this facility during 1999 and 2000.The facility expires on May 31, 2001.

         On May 29, 1998, Med-Design obtained a $250,000 loan from a private investor who is a director of the Company, with interest at the prime rate and included an agreement to issue the holder 33,000 shares of Common Stock which was recorded as debt issue costs at the then fair value. The loan was renewed and amended on May 29, 1999 with interest at the prime rate plus 810 shares of Med-Design's Common Stock per month and was repaid in full in February 2000. Interest expense of $24,401, $59,758 and $28,158 was recognized in connection with the stock earned for the year ended December 31, 2000, 1999 and 1998 respectively, representing the fair value of the Company's Common Stock earned of 6,480 shares which remained unissued at December 31, 2000.


                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

7. Debt

Debt at December 31, 2000 and 1999 consisted of the following:

                                                       2000             1999
                                                       ----             ----
Convertible debentures                               $    --         $1,050,000

Capital lease obligations, at interest rates
ranging from 4.4% to 9.3%, with monthly
payments ranging from $182 to $987;
due through 2002.                                     20,895             36,048
                                                  -----------     -------------
                                                      20,895          1,086,048
Less: current maturities                              10,062             12,251
                                                  -----------     -------------
                                                     $10,833         $1,073,797
                                                  ===========     =============


The aggregated amount of capital lease obligations maturing in each of the next four years, is as follows:

                                          Capital Lease
                                        ------------------
                  2001                            $10,062
                  2002                              6,698
                  2003                              2,376
                  2004                              1,759
                                        ------------------
                                                 $ 20,895
                                        ==================


         In 1998, Med-Design completed a private placement of $1,550,000 principal amount of 4% convertible debentures due July 2003 and received proceeds of $1,474,000 with interest payable quarterly in cash or stock at Med-Design's option, were convertible into 1,240,000 shares of Common Stock and were collateralized by a first lien on all patents pending and issued. The Company recorded $565,200 in debt issue costs in connection with this transaction.

         During 1999 and 2000, debentures in the amount of $500,000 and $1,050,000 were converted into 100,000 and 840,000 shares of Common Stock, respectively. Unamortized debt issue costs in the amount of $413,640 were recorded as a reduction of additional paid-in capital in connection with the conversion.

8. Commitments and Contingencies

         Med-Design leases a building, office space, and other office equipment under non-cancellable operating leases that expire at various times through 2003. The building lease provided an option to renew in October 2000 for two additional thirty-six month periods under the same terms with an increase to market value for rental payments at the end of each option period. In May, 2000, Med-Design exercised it's option to extend the building lease through October, 2003.

                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

8. Commitments and Contingencies, continued

         Total rent expense under all operating leases for year ended December 31, 2000, 1999 and 1998 was $163,068, $160,395 and $178,318, respectively.

         In August, 2000, the Company's shareholders approved an employment contract for the Company's Chairman and CEO, which provided for the issuance of 59,700 shares of Common Stock per year for the next four years totaling 238,806 shares beginning April 1, 2000 provided Mr. Donegan remains an officer, director or consultant of the Company.

         In November 1999, the Company approved the issuance, subject to shareholder approval, which was received in August 2000 of 200,000 shares of Common Stock to the Chief Operating Officer. The stock vests at the earlier of the date when the Company's Common Stock trades at $22.00 or higher for thirty
(30) days or November 11, 2004 provided he has not resigned or been discharged for cause. In connection with this issuance, the Company recorded compensation expense of $247,549 in 2000, based on the fair value of Med-Design's Common Stock on August 7, 2000. These shares remain unissued as of December 31, 2000.

         In August, 2000, Med-Design's shareholders approved the issuance of a warrant to purchase 50,000 shares of Common Stock at an exercise price of $6.26 per share and the issuance of 125,000 shares of Common Stock to John F. Kelley, a director of the Company in connection with the performance of consulting services. This compensation arrangement was approved, subject to the conclusion of negotiations of Mr. Kelley's consulting contract. Negotiations have not concluded and the Company continues to discuss contract terms with Mr. Kelley.


9. Licensing Revenues

         Becton Dickinson is the principal licensee of Med-Design's patented products. On December 11, 1998, Med-Design entered into a license agreement with Becton Dickinson for certain of Med-Design's products under which Med-Design received an up-front licensing fee of $4.5 million in addition to the right to receive royalty payments based on Becton Dickinson's net sales of the products licensed under such agreement. In addition, the license agreement granted Becton Dickinson an option to license five of Med-Design's other products.

         On March 12, 2000, Med-Design signed a binding term letter with Becton Dickinson outlining the terms for a definitive agreement pursuant to which Becton Dickinson would license the products that Med-Design previously granted them an option to license. Med-Design recorded as revenue $1.5 million in the form of an up-front licensing fee upon the signing of the binding term letter. On May 11, 2000, Med-Design entered into a definitive license agreement with Becton Dickinson based upon the terms of the March 12, 2000 binding term letter pursuant to which Med-Design received, and recorded as revenue, an additional $2.5 million in up-front licensing fees and the right to receive royalty payments based on Becton Dickinson's net sales of the products licensed under such agreement.

                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

10. Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                         Income (loss)                Shares                     EPS
2000
Basic and diluted EPS
Net loss                                                 ($2,793,365)               9,811,609                  $(0.28)
Preferred dividends on Series A Preferred                   (150,000)
                                                         -----------                ---------                  ------
Net income applicable to common shares                   ($2,943,365)               9,811,609                  ($0.30)
                                                         -----------                ---------                  ------

1999
Basic and diluted EPS
Net loss available to common shareholders                $(4,247,473)               7,978,963                  $(0.53)
                                                         -----------                ---------                  ------

1998
Basic Earnings Per Share
Net Income                                               $   882,889

   Less preferred dividends earned on                         (2,581)
       Series A Preferred
                                                         -----------                ---------                  ------
Net income available to common shareholders              $   880,308                7,951,570                  $ 0.11
                                                         -----------                ---------                  ------

Diluted Earnings Per Share
   Preferred dividends earned                            $     2,581

   Interest on 4% convertible debenture                       29,990

   Stock issued in connection with
       loan agreement                                                                  19,250

   Convertible debentures                                                             431,290

   Stock options and warrants                                                         133,290
                                                         -----------                ---------                  ------
Diluted Earnings Per Share                               $   912,879                8,535,400                  $ 0.11
                                                         ===========                =========                  ======

         Options and warrants to purchase 1,589,900, 1,639,200 and 1,580,000 shares of Med-Design's Common Stock as of December 31, 2000, 1999 and 1998, respectively were not included in computing diluted earnings per share as the effect of these instruments is anti-dilutive.

                                   (Continued)


                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11. Preferred Stock

         In connection with the Company entering into a licensing agreement with Becton Dickinson, Med-Design issued 300,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") for total proceeds of $1.5 million. The Preferred Stock, which was convertible at the holders option at $5.00 per share, was converted into 300,000 shares of Common Stock in March 2000. Dividends under the Preferred Stock were payable semi-annually at the rate of 8% per annum in cash or in additional shares of Preferred Stock (at the option of Med-Design). In 2000, the Company paid a dividend of $150,000 on the Preferred Stock.

12. Stock Option Plan

         In 1995, Med-Design adopted a Non-Qualified Stock Option Plan ("Stock Option Plan") which provides for the grant of 500,000 options to directors, officers and employees of the Company. Under the Stock Option Plan, the exercise price of each option may not be less than the fair market value (as of the date of grant) of the Company's Common Stock and the term of each option may be no more than 10 years from the date of grant. Additionally, the Stock Option Plan provides for the annual issuance of options for the purchase of 16,000 shares of Common Stock to each non-employee director.

         Options granted to employees vest at a rate of 20% per year and expire either, in five years from the date of grant or on the vesting date. Options granted to directors expire in five years and vest one year from the date of grant. Activity under the Stock Option Plan during the years ended December 31, 2000, 1999 and 1998 is as follows:

                                             2000                            1999                            1998
                                ----------------------------------------------------------------------------------------------
                                                     Weighted                       Weighted                        Weighted
                                                      Average                        Average                        Average
                                                     Exercise                       Exercise                        Exercise
           Options                    Shares           Price          Shares          Price          Shares          Price
------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning
     of year                               511,200        $2.90           481,000        $4.59           442,000         $5.53
Granted                                    377,167        12.56           174,667         2.78           121,000         $1.56
Exercised                                 (180,467)        2.62          (118,867)        3.27                --            --
Canceled                                        --           --          (25,600)         3.25           (82,000)        $6.69
                                ----------------------------------------------------------------------------------------------
Outstanding at end of year                 707,900        $7.97           511,200        $2.90           481,000         $4.59
                                ==============================================================================================

Options exercisable at
   year-end                                233,500                        264,900                        191,400
                                ==================                 ==============                 ==============
Option price range at end
   of year                        $0.81 to $16.375                 $0.81 to $5.75                 $1.56 to $8.00
                                ==================                 ==============                 ==============
Weighted-average exercise
   price of options granted
   during year                              $12.56                          $2.78                          $1.56
                                ==================                 ==============                 ==============

                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12. Stock Option Plan, continued

The following table summarizes information regarding stock options outstanding at December 31, 2000:

                                  Options Outstanding                                     Options Exercisable
                       -------------------------------------------    ------------------------------------------------------------
                                                   Weighted-             Weighted-                                   Weighted-
                              Number                Average               Average               Number                Average
      Range of            Outstanding at           Remaining             Exercise           Exercisable at           Exercise
   Exercise Prices       December 31, 2000     Contractual Life            Price           December 31, 2000           Price
----------------------------------------------------------------------------------------------------------------------------------
   $0.81 to $1.56              127,100                4.1                  $1.39                 67,800                $1.25

   $3.25 to $5.75              206,300                2.0                   3.25                165,700                 3.73

  $8.25 to $16.375             374,500                 .1                  12.65                     --                   --
                       -----------------------------------------------------------------------------------------------------------
                               707,900                4.0                  $7.89                233,500                $3.01
                       ===========================================================================================================


13. Stock Based Compensation

         As part of a separation package, the Company extended to February 29, 2000 the expiration date for stock options to purchase 59,000 and 1,000 shares of Common Stock for an officer and an employee of the Company, respectively. Compensation expense of $825,000 was recorded, based on the difference between the exercise price of the options and the fair value of the Company's Common Stock at the date of the modification, in accordance with APB 25.

         The Company extended to August 31, 2000 the expiration date on a warrant issued to a consultant to purchase 100,000 shares of Common Stock. Compensation expense of $823,270 was recorded, based on the fair value of the warrant, calculated using a Black-Scholes valuation model in accordance with FAS 123.

         The Company issued, subject to shareholder approval, which was obtained on August 7, 2000 and certain vesting requirements, shares of Common Stock, stock options and warrants to purchase Common Stock to officers of the Company during the year 2000. Compensation expense in the amount of $886,807 was recorded, based on the difference between the exercise price of the option or warrant and the fair value of the Med-Design's Common Stock on August 7, 2000 or the value of the Common Stock being granted as of August 7, 2000.

         The Company issued a warrant to Edward Allard for consulting services on February 19, 2000 and recorded compensation expense in the amount of $12,480, based on the fair value of the warrant, calculated using a Black-Scholes valuation model in accordance with FAS 123.

         In connection with the resignation of a director and termination of certain employees in July 1999, the Company extended the date of expiration of certain options. Accordingly, the options were valued using a Black-Scholes valuation model and the Company recorded a compensation expense of $263,999 in 1999.

                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13. Stock Based Compensation, continued

         In connection with consulting services performed by a director of the Company in 1998, Med-Design issued warrants to purchase 300,000 shares of the Company's Common Stock and also repriced warrants to purchase 200,000 Shares of Common Stock, previously issued to the director for consulting services. Compensation expense of $466,002 was recorded, based on the fair value of the warrants at issuance and at the time of repricing, calculated using a Black-Scholes valuation model in accordance with FAS 123.

         Had compensation expense for Med-Design's Stock Option Plan and warrant grants been recorded based on the fair value of the options or warrants at the grant dates in 2000, 1999 and 1998, consistent with the provisions of FAS 123, Med-Design's net loss and net income (loss) per share would have reflected the pro forma amounts indicated below:

                                                                     2000                 1999               1998
                                                                     ----                 ----               ----
Net income (loss) - as reported                                  ($2,793,365)         ($4,247,473)         $882,889

Net income (loss) - pro forma                                    ($4,244,109)         ($4,675,874)         $479,735

Basic and diluted income (loss) per share - as reported               ($0.30)              ($0.53)            $0.11

Basic and diluted income (loss) per share - pro forma                 ($0.43)              ($0.58)            $0.06

         The fair value of each option or warrant grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumption used for grants in 2000: dividend yield of 0.00%; expected volatility of 89.80% to 95.02% and range of risk free interest rate of 5.85% to 6.74%; in 1999: dividend yield of 0.00%; expected volatility of 82.64% and range of risk free interest rate of 5.69%; and in 1998: dividend yield of 0.00%; expected volatility of 84.45% to 92.88% and risk free interest rate of 5.13% to 5.5%. Expected lives are based on actual terms of options and warrants granted.

14. Warrants outstanding

         As of December 31, 2000, warrants to purchase a total of 882,000 shares of Med-Design's Common Stock were outstanding with various vesting and expiration periods as outlined below.

         On January 23, 1997, Med-Design completed the sale of 1,000,000 shares of Common Stock. In connection with the sale, Med-Design also sold to the placement agent, for nominal consideration, warrants to purchase 100,000 shares of Common Stock, of which warrants to purchase 10,000 shares remain unexercised as of December 31, 2000. This warrant is exercisable at a price of $5.50 per share through January 22, 2002.

         On March 19, 1997, Med-Design issued a warrant to purchase 100,000 shares of Common Stock at an exercise price of $7.50 per share to a director of the Company who was engaged to perform consulting services. The warrant was exercisable on issuance and was repriced to $2.88 per share on January 14, 1999. A warrant to purchase 50,000 shares remained unexercised at December 31, 2000 and expires on March 19, 2002.

         On October 10, 1997, Med-Design issued a warrant to purchase 100,000 share of Common Stock at an exercise price of $5.44 to a director of the Company who was engaged. The warrant was exercisable upon issuance, expires on October 10, 2002 and was repriced to $2.88 per share on January 14, 1999.

         On January 14, 1998, Med-Design issued a warrant to purchase 100,000 shares of Common Stock at an exercise price of $2.88 per share to a director of the Company who was engaged to perform consulting services. The warrant was exercisable upon issuance and expires on January 14, 2003.

                                  (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


13. Warrants outstanding, continued

         On September 9, 1998, Med-Design issued a warrant to purchase 200,000 shares of Common Stock at a price of $1.25 per share to a director of the Company who was engaged to perform consulting services. This warrant vested upon completion of performance on December 23, 1998 and expires on September 9, 2003.

         On January 21, 1999 the Med-Design issued a warrant to purchase 50,000 shares of Common Stock at an exercise price of $3.25 to a director of the Company who was engaged to perform consulting services. The warrant was exercisable upon issuance and expires on January 21, 2004.

         On March 5, 1999 Med-Design issued a warrant to purchase 100,000 shares of Common Stock at $3.94 per share to the Company's Corporate Secretary. The warrant vested on March 5, 2000 and expires on March 5, 2004. A warrant to purchase 75,000 shares remained unexercised at December 31, 2000.

         On November 5, 1999, in connection with the acquisition of a patent, Med-Design issued a warrant to purchase 25,000 shares of Common Stock at an exercise price of $8.00 per share. The warrant is exercisable on or before November 5, 2004.

         On February 18, 2000 the Company issued a warrant to purchase 40,000 shares of Common Stock to a director of Med-Design in connection with his separation from the Company. The warrant vested upon issuance, expires on February 18, 2005 and has an exercise price of $16.375.

         On April 25, 2000, Med-Design issued a warrant to purchase 66,000 shares of Common Stock at $11.875 per share to the Chief Operating Officer. The warrant vested 33,000 on November 2000 with the remainder vesting in November 2001 and expires April 25, 2005.

         On April 25, 2000, Med-Design issued a warrant to purchase 66,000 shares of Common Stock at $11.875 per share to the Chief Financial Officer. The warrant vested 33,000 on November 2000 with the remainder vesting in November 2001 and expires on April 25, 2005.

         On April 25, 2000 the Company issued warrants for the purchase of 50,000 shares to each of the Vice President of Research and Development and the Vice President of Design at an exercise price of $11.875. These warrants vest at the earlier of the date when the price of the Company's Common Stock trades at $22.00 or higher for thirty (30) consecutive trading days or April 25, 2000, the expiration date.

14. Defined Contribution Benefit Plan

         Med-Design sponsors a 401(K) defined contribution benefit plan. Participation in the plan is available to substantially all employees. There have been no Company contributions to this plan to date.

15. Income Taxes

         The following is a summary of the components of income taxes from operations:

                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

15. Income Taxes, continued

                                                        2000             1999             1998
                                                    -----------      ------------      -----------
Current Provision
----------------------------------------------
Federal                                             $        --      $         --      $        --
State                                                        --                --               --
                                                    ----------------------------------------------
                                                             --                --               --

Deferred tax provision (benefit)
----------------------------------------------
Federal                                               (630,071)       (1,856,958)          309,012
State                                                 (171,923)         (517,778)           83,875
                                                             --
                                                    ----------------------------------------------
Total provision (benefit) for income taxes            (801,994)       (2,374,736)          392,887
Less: Valuation allowance                              801,994         2,374,736          (392,887)
                                                    ----------------------------------------------
                                                    $       --       $        --       $        --
                                                    ==============================================


The deferred income tax assets and liabilities recorded in the consolidated balance sheets at December 31, 2000, 1999 and 1998 are as follows:

                                                        2000             1999             1998
                                                    -----------      ------------      -----------
Assets
------------------------------------------

Loss carryforwards                                  $ 5,500,622      $ 5,798,729      $ 2,672,376
Research and development tax credit                     355,139          268,631          225,549
Amortization                                          1,113,560        1,274,251        2,000,856
Deferred compensation expense                           466,227          133,792          207,371
Other                                                    29,473            5,485
                                                    ---------------------------------------------

Total deferred tax assets                             7,465,021        7,480,888        5,106,152


Valuation allowance                                   7,465,021)      (7,480,888)      (5,106,152)
                                                    ---------------------------------------------

Net deferred tax assets (liabilities)               $        --      $        --      $        --
                                                    ---------------------------------------------

         The tax effect of option and warrant exercises was $3,790,949, $754,448 and $0 in 2000, 1999 and 1998, respectively. However, these benefits were deferred because the Company is in a net operating loss position. Also, such benefits will be credited to additional paid-in capital in the year in which the benefits are realized.

                                   (Continued)


                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         At December 31, 2000, the Company has a federal net operating loss carry forward of approximately $22.6 million which will expire, if unused, in the years 2010 through 2020. At December 31, 2000, the Company has $22 million in net operating losses for state purposes which will expire, if unused, in the years 2001 through 2010.

         In addition, the Company experienced an ownership change in accordance with Internal Revenue Code Section 382 in 1996. The Utilization of some of the federal net operating losses will be limited by IRC Section 382.

         The Company has unused research tax credit in the amount of $355,139 which will expire, if unused in the years 2010 through 2020.

A reconciliation of the Federal statutory rate to the effective tax rate is as follows:

                                                         2000                 1999                 1998
                                                      -----------          -----------          ------------
U.S. statutory federal income tax rate                ($1,075,784)         ($1,386,243)         $    309,011

State taxes (net of federal taxes)                                            (376,266)               83,854

Research and development expenses                                               47,085               492,392

Deferred compensation                                                         (438,924)              207,391

Utilization of net operating losses                                           (220,388)           (1,092,648)

Other                                                     445,712

Increase in Valuation Allowance (Federal                  630,072            2,374,736
   Gross for 2000)
                                                      ------------------------------------------------------
                                                      $        --          $        --          $         --
                                                      ======================================================

16. Related Party Transactions

         During 2000 and 1999, The Company paid $54,924 and $57,719 respectively, for legal services to a firm, of which a partner is a director, officer and stockholder of Med-Design

17. Fair Value of Financial Instruments

         The following methods and assumptions were considered by Med-Design in determining its fair value disclosures for financial instruments:

         Cash and cash equivalents: The carrying amount reported in the balance sheet approximates fair value;

         Marketable securities: Available-for-sale securities consist of corporate bonds and commercial paper. Fair value is based on quoted market prices.

                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

18. Quarterly Information (unaudited)

         For the fiscal quarters ended March 31, 2000 and June 30, 2000, the Company's unaudited financial statements reflected extraordinary losses on extinguishment of debt in the amounts of $336,609 and $77,031, respectively, related to the unamortized debt issue costs at the time of the conversion of convertible debt to Common Stock. It has been determined that the unamortized debt issue costs should have reduced Additional paid in capital at the time of the conversion.

         The effect of this revision is to decrease the Company's net loss and basic and diluted loss per share for the fiscal quarter ended March 31, 2000 from $1,657,445 to $1,320,836 and from $0.19 to $0.15, respectively, and to increase net income and basic and diluted earnings per share for the fiscal quarter ended June 30, 2000 from $1,379,404 to $1,456,435, from $0.12 to $0.13 and from $0.11 to $0.12, respectively. This adjustment reduced Additional paid in capital and had no effect on cash or total Stockholders Equity. The Company will amend its reports filed with the Securities and Exchange Commission. The following presents the quarterly information as reported and giving effect to the revision.

                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


18. Quarterly Information (unaudited)

                                                                      As reported, Quarter Ended
--------------------------------------------------------------------------------------------------------------------
2000                                                   March 31        June 30       September 30     December 31
--------------------------------------------------------------------------------------------------------------------
Revenue                                                $1,500,000      $2,500,000     $       --       $  128,993
Operating income (loss)                               ($1,369,718)     $1,382,038    ($1,713,608)     ($1,378,374)
Net income (loss)                                     ($1,657,445)     $1,379,404    ($1,646,418)     ($1,282,546)
Basic earnings (loss) per share                            ($0.19)          $0.12         ($0.16)          ($0.13)
Diluted earnings  per share                            $       --           $0.11     $       --       $       --


                                                                     After revision, Quarter Ended
--------------------------------------------------------------------------------------------------------------------
2000                                                   March 31        June 30       September 30     December 31
--------------------------------------------------------------------------------------------------------------------

Revenue                                                $1,500,000      $2,500,000     $       --       $  128,993
Operating income (loss)                               ($1,369,718)     $1,382,038    ($1,713,608)     ($1,378,374)
Net income (loss)                                     ($1,320,836)     $1,456,435    ($1,646,418)     ($1,282,546)
Basic earnings (loss) per share                            ($0.15)          $0.13         ($0.16)          ($0.13)
Diluted earnings per share                             $       --           $0.12     $       --       $       --
--------------------------------------------------------------------------------------------------------------------


                                                                             Quarter Ended
--------------------------------------------------------------------------------------------------------------------
1999                                                   March 31        June 30       September 30      December 31
--------------------------------------------------------------------------------------------------------------------

Revenue
Operating Loss                                          ($952,483)      ($845,530)     ($909,130)     ($1,483,371)
Loss                                                    ($962,631)      ($853,340)     ($948,277)     ($1,483,225)
Basic and diluted loss per share                           ($0.12)         ($0.11)        ($0.12)          ($0.18)
--------------------------------------------------------------------------------------------------------------------