Form 10-K405/A
period 2000-12-31
MED-DESIGN CORP
filed 2001-04-30
CIK 943736

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ to _________

                         Commission file number 0-25852

                           THE MED-DESIGN CORPORATION
             (Exact name of registrant as specified in its charter)

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

Title of each class                           Name of Exchange where registered

      None                                                   None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of voting stock held by non-affiliates of the Registrant (computed by reference to the last reported sale price of such stock on April 25, 2001) was $139,043,889. For purposes of making this calculation only, the Registrant has defined "affiliates" as including all directors and executive officers (including any executive officers who have terminated their employment with the Registrant within the past 90 days). The number of shares of Registrant's common stock outstanding as of April 25, 2001 was 10,589,520.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PRELIMINARY NOTE:

This Form 10-K/A is being filed to report Part III information in lieu of the incorporation of such information by reference to our definitive proxy material for our 2001 Annual Meeting of Shareholders.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                   Director/
Name                                        Age      Position(s)                                   Officer Since
----                                        ---      -----------                                   -------------
James M.  Donegan (3)                       50       Chairman of the Board, Chief Executive        1994
                                                     Officer and President

Michael W. Simpson                          43       Vice President, Chief Operating Officer       1999

Lawrence D.  Ellis                          50       Vice President, Chief Financial Officer       1996

Joseph N.  Bongiovanni, III (3)             57       Vice President, Secretary and Director        1994

Gilbert M.  White (1) (2)                   63       Director                                      1994

Thor R.  Halseth                            48       Senior Vice President, Design                 1994

Pasquale L.  Vallone (1)(2)(3)              73       Director                                      1998

Vincent J.  Papa (1)(2)(3)                  51       Director                                      1998

John Branton                                50       Director                                      2001

James E. Schleif                            59       Director                                      2001

Ralph Balzano                               64       Director                                      2001

Richard Bergman                             61       Director                                      2001

(1) Member of the Audit Committee of the Board of Directors
(2) Member of the Compensation Committee of the Board of Directors
(3) Member of the Nominating Committee of the Board of Directors

         There are no family relationships among any of our Directors, executive officers and significant employees except that James E. Schleif is the brother-in-law of Joseph N. Bongiovanni, III.

         James M. Donegan has served as our Chairman of our Board of Directors and Chief Executive Officer and President since 1994. From 1991 to 1995, Mr. Donegan held various positions at Chase Manhattan Bank including marketing executive for the Structured Investment Division of Chase Manhattan Bank and most recently as the Managing Director of Chase Futures Management, Inc.

         Michael W. Simpson has served as a director and our Chief Operating Officer since 1999. Prior to joining us, Mr. Simpson spent two years at Becton, Dickinson and Company most recently as Worldwide Director of Advance Protection Infusion Therapy Systems. Prior to Becton, Dickinson and Company, Mr. Simpson spent five years at Johnson & Johnson as International Product Director for Advanced Research and Development.

         Lawrence D. Ellis has served as our Vice President, Chief Financial Officer since 1996. From 1991 to 1995, Mr. Ellis served as Controller for Phonotics, Inc., a company engaged in the research and development and manufacturing of fiber optic test equipment. In addition to Controller and Treasurer experience, Mr. Ellis has six years of public accounting experience with Ernst & Young, LLP.

         Joseph N. Bongiovanni, III, has served as a director and our Vice President and Secretary since 1994. Since 1978, Mr. Bongiovanni has been the senior partner of the law firm Bongiovanni & Berger.

         Gilbert M. White has served as a director since 1994 and served as our Executive Vice President from 1995 until January 1998. Prior to joining us in 1995, Mr. White had been a Senior Vice President of Rollins Hudig Hall, a large international insurance firm, where he designed, marketed and serviced complex insurance programs for large national and international clients since 1984.

         Thor R. Halseth has served as our Senior Vice President, Design since 1994. From 1990 to 1995, Mr. Halseth served as President and Director of Design for MDI, where he assisted in developing, engineering and designing the company's safety needle technology. In addition, Mr. Halseth was a Senior Product Designer for Designworks U.S.A. from 1984 to 1995, where he directed and implemented the design of new and innovative products from the concept phase through models, prototypes and final product configuration. In addition, he was the principal designer of various products for the automotive, electronics, computer, recreational and consumer products industries.

         Pasquale L. Vallone has served as a director since 1998. Mr. Vallone is a consultant for U.S. Aviation Underwriters, Inc. Mr. Vallone served in the underwriting and technical areas at U.S. Aviation Underwriters for fifty years until his retirement as a Senior Vice President in June, 1997.

         Vincent J. Papa has served as a director since 1998. Mr. Papa is Secretary and General Counsel of Energy Merchants LLC. Prior to this position he was a Managing Director and General Counsel for P.M.G. Capital Corp., a wholly owned affiliate of the Pennsylvania Merchant Group, where he had been since 1995. We have retained P.M.G. for investment banking services in the past and may do so in the future.

         Ralph Balzano has served as a director since 2001. Mr. Balzano is Chief Information Officer for the Department of Information Technology & Telecommunications Commission for the City of New York. From 1971 to 1974, Mr. Balzano was the Chief Executive Officer of LCS Associates in New York.

         James E. Schleif has served as a director since 2001. Mr. Schleif is a healthcare industry consultant specializing in financial management and managed care. From 1978 to May 2000, Mr. Schleif served as the Chief Financial Officer of Mercy Health System.

         Richard Bergman has served as a director since 2001. Mr. Bergman is a partner with the financial consulting firm of Bergman, Igel, Kaplan & Associates. The firm specializes in developing strategic partnerships, identifying new business opportunities and raising capital for clients. From 1995 to 1998 Mr. Bergman was Director of Acquisitions for Windshields America/Globe Glass/Vistar.

         John Branton has served as a director since 2001. Mr. Branton is the President and Co-Founder of Safe Harbor Financial, Inc., a fixed and variable annuity wholesaling organization. From 1980 to 1986, Mr. Branton was a Vice President with INA Life Insurance Company.

         Michael Botich who served as Senior Vice President of Research and Development since our inception, resigned on April 7, 2001 for health reasons.

Section 16(a)  Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and beneficial owners of more than ten percent of our common stock to file reports of ownership of our securities and changes in ownership with the Securities and Exchange Commission. We believe that all filings required to be made during 2000 were made on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth for the years ended December 31, 2000, 1999 and 1998 the compensation we paid to our Chief Executive Officer and the four other most highly paid executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2000.

                           Summary Compensation Table

                                                   Annual Compensation                      Long Term Compensation
                                                   -------------------                      ----------------------
                                                                                        Restricted
                                                                      Other Annual        Stock           Securities Underlying
     Name and Principal Position        Year   Salary($)   Bonus($)   Compensation($)    Awards($)              Options
     ---------------------------        ----   ---------   --------   ---------------    ---------              -------
James M. Donegan                        2000    300,000     25,000          753,725(1)           -              100,000
 Chairman, Chief Executive              1999    225,000     20,000                -              -              100,000
 Officer, President                     1998    185,000          -                -              -                    -

Michael W. Simpson                      2000    165,000                           -      2,525,000(2)           116,000
   Chief Operating Officer              1999     19,038          -                -              -                    -
                                                                 -
Thor R. Halseth                         2000    106,502      6,000                -              -               70,000
   Senior Vice President,               1999    103,400      6,000                -              -                    -
   Design                               1998     94,000          -                -              -               16,000

Lawrence D. Ellis                       2000    140,000     20,000                -              -               66,000
   Chief Financial Officer              1999    110,400     15,000                -              -                    -
                                        1998     92,000          -                -              -               20,000

Joseph N. Bongiovanni, III              2000    108,000     20,000                -              -                    -
   Vice President and Secretary         1999     96,000     20,000                -              -              100,000
                                        1998     85,000     20,000                -              -              100,000

--------------------

(1) Represents 59,701 shares of our common stock awarded to Mr. Donegan.

(2) Represents 200,000 shares of restricted stock granted to Mr. Simpson. The restricted shares vest if we are merged into or are acquired by another entity or upon the earlier of (i) our common stock trading over $22.00 per share for thirty consecutive trading days and (ii) November 11, 2004.

Stock Options

         The following table sets forth certain information concerning grants of stock options made during 2000 to the persons named in the Summary Compensation Table.

                        Option Grants in Last Fiscal Year

                                Percent Of
                                Number Of         Total
                                Securities       Options
                                Underlying      Granted To     Exercise                    Grant Date
                                 Options       Employees In     Price       Expiration      Present
           Name                  Granted        Fiscal Year     ($/Sh)         Date          Value
           ----                  -------        -----------     ------         ----          -----
James M. Donegan                 100,000            14%         $8.375       08/18/05       $613,250

Michael W. Simpson                66,000             9%        $11.875       04/25/05       $580,569
                                  50,000             7%          $7.88       11/11/04       $290,240

Thor R. Halseth                   20,000             3%        $16.375       02/18/05       $230,200
                                  50,000             7%        $11.875       04/25/05       $439,500

Lawrence D. Ellis                 66,000             9%        $11.875       04/25/05       $580,569

Joseph N. Bongiovanni, III       100,000            14%        $11.875       04/25/05       $879,650

         The following table summarizes option exercises during 2000 and the value of vested and unvested options for the persons named in the Summary Compensation Table at December 31, 2000. Year-end values are based upon a price of $15.875 per share, which was the closing market price of a share of our common stock on December 31, 2000.

                             Year End Option Values

                                                             Number Of Securities Underlying     Value Of Unexercised In-The-
                                                                   Unexercised Options                  Money Options
                                                                   At December 31, 2000             At December 31, 2000
                                                                   --------------------             --------------------
                                  Shares
                                 Acquired         Value
            Name                On Exercise     Realized       Exercisable     Unexercisable      Exercisable    Unexercisable
            ----                -----------     --------       -----------     -------------      -----------    -------------
James M. Donegan                  125,000      $1,774,750        100,400             600           $755,726           $8,589

Michael W. Simpson                 50,000      $  568,500         33,000          33,000           $131,835         $131,835

Thor R. Halseth                         -               -              -               -                  -                -

Lawrence D. Ellis                   7,600      $   91,604         33,000          49,200           $132,000         $356,805

Joseph N. Bongiovanni, III         33,000      $  437,543         92,000         120,000         $2,609,510       $1,345,560

Compensation of Directors

         The independent directors receive $500 per meeting attended and annually receive options to purchase 16,000 shares of our common stock, priced to market on the date of issue, pursuant to Med-Design's option plan as compensation for services on our board of directors and any committees thereof. No other directors receive cash or other compensation for services on our board of directors or any committee thereof. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as board members.

Employment Agreements

         Effective April 1, 2000, we entered into an employment agreement with James M. Donegan as Chief Executive Officer and President with a one year term. The agreement provides for a base salary of $300,000, a bonus of $25,000 and stock options for 100,000 shares of our common stock at a price of $8.375 per share. The options vested on the date of issuance and expire on April 19, 2005. In connection with the employment contract, our compensation committee, after consultation with PricewaterhouseCoopers, determined that James M. Donegan had been under-compensated since our inception and awarded him approximately 59,700 shares of our common stock per year for the next four years, totaling 238,806 shares, as compensation for past service, beginning April 1, 2000 provided Mr. Donegan remains an officer, director or consultant of Med-Design.

         On November 11, 1999, we entered into an employment agreement with Michael W. Simpson as Chief Operating Officer for an initial term of three years. The agreement provides for a base salary of $165,000, a warrant to purchase 50,000 shares of our common stock at a price of $7.88 per share as a signing bonus and a warrant to purchase 66,000 shares of our common stock at a price of $11.875 per share as compensation. The warrants expire on November 11, 2004 and April 25, 2005, respectively. The agreement also provides for a special incentive payment of 200,000 shares of restricted stock. The restricted shares vest if we are merged into or are acquired by another entity or upon the earlier of (i) our common stock trading over $22.00 per share for thirty consecutive trading days and (ii) November 11, 2004.

         On March 1, 2000 we entered into an employment agreement with Lawrence
D. Ellis as Chief Financial Officer with a one year term. The agreement provides for a base salary of $140,000, bonus of $20,000 and a warrant to purchase 66,000 shares of our common stock at a price of $11.875 per share, the closing price of the day of the award. The warrant vests 33,000 upon issuance and 33,000 one year from issuance. The warrant expires on April 25, 2005.

         On April 7, 2000, we entered into an employment agreement with Thor R. Halseth as Senior Vice President, Design with a one year term. The agreement provides for a base salary of $150,000.

Compensation Committee Interlocks and Insider Participation

         Gilbert M. White served on our Compensation Committee during 2000. Mr. White served as our Executive Vice President from 1995 to January 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of April 10, 2001, certain information with respect to the beneficial ownership of our common stock (i) by each person known to us to own beneficially five percent or more of our outstanding common stock (the only voting class outstanding), (ii) by each director, (iii) by each executive officer named in the Summary Compensation Table and (iv) by all officers and directors as a group.

                                                            Number of Shares        Percent of Class
                    Name and Address (1)                 Beneficially Owned (2)    Beneficially Owned
                    --------------------                 ----------------------    ------------------
James M. Donegan....................................          1,324,465(3)                11.12%

Joseph N. Bongiovanni, III..........................            208,000(5)                 1.92%

Gilbert M. White....................................            220,734(6)                 2.04%

Pasquale L. Vallone.................................            140,026(7)                 1.31%

Vincent J. Papa.....................................             44,000(8)                  *

Richard Bergman.....................................             27,000                     *

Ralph Balzano.......................................                  0                     *

John Branton........................................              8,000                     *

                                                            Number of Shares        Percent of Class
                    Name and Address (1)                 Beneficially Owned (2)    Beneficially Owned
                    --------------------                 ----------------------    ------------------
James Schleif.......................................                  0                     *

Michael W. Simpson..................................             33,000(9)                  *

Thor R. Halseth.....................................            228,273(4)                 2.11%

Lawrence D. Ellis...................................             76,600(10)                 *

Hathaway & Associates, Ltd .........................            598,300(11)                5.35%

J.P. Morgan Chase & Co. ............................            629,850(12)                5.61%

Merrill, Lynch and Co. .............................            871,917(13)                7.61%

All Directors and Officers as a Group (12 persons)..          2,310,098(14)               17.93%

--------------------
*Less than one percent (1%)

 (1) Unless otherwise indicated, the address of each named holder is c/o The Med-Design Corporation, 2810 Bunsen Avenue, Ventura, California 93003.

 (2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting on investment power with respect to securities. Shares of our common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within sixty (60) days of April 10, 2000, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the person named in the table has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

 (3) Includes 1,600 shares of our common stock held by Mr. Donegan as custodian for Derek Donegan, his son, under Pennsylvania Uniform Gifts to Minor Act, and an option to purchase 100,400 shares of Common Stock pursuant to Med-Design's option plan.

 (4) Includes options to purchase 16,000 shares of our common stock granted pursuant to Med-Design's option plan.

 (5) Includes options to purchase 122,000 shares of our common stock granted pursuant to Med-Design's option plan and warrants granted to purchase 75,000 shares of our common stock.

 (6) Includes 1,400 shares of our common stock held by Mr. White's spouse, and options to purchase 75,000 shares of our common stock granted pursuant to Med-Design's option plan.

 (7) Includes options to purchase 16,000 shares of our common stock pursuant to Med-Design's option plan.

 (8) Includes options to purchase 44,000 shares of our common stock pursuant to Med-Design's option plan.

 (9) Includes options to purchase 33,000 shares of our common stock pursuant to Med-Design's option plan.

(10) Includes options to purchase 33,000 shares of our common stock pursuant to Med-Design's option plan.

(11) Based on a Schedule 13G filed with the Securities and Exchange Commission on January 17, 2001 by Hathaway & Associates, Ltd., whose address is 119 Rowayton Avenue, Rowayton, CT 06853.

(12) Based on a Schedule 13G filed with the Securities and Exchange Commission on December 31, 2000 by J.P. Morgan Chase & Co. whose address is 270 Park Avenue, New York, NY 10017.

(13) Based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2001 by Merrill Lynch Pierce Fenner & Smith Co. whose address is North Tower, World Financial Center, New York, NY 10281-1323.

(14) Includes options and warrants to purchase 1,346,208 shares of our common stock granted to our directors and officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Joseph N. Bongiovanni, III, the senior partner of the law firm Bongiovanni & Berger, is a director, Vice President and Secretary of Med-Design. During the fiscal year ended December 31, 2000 and 1999, Bongiovanni & Berger received $54,924 and $57,719, respectively, for legal services billed to Med-Design.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE MED-DESIGN CORPORATION

         Dated:  April 30, 2001

                                            By: /s/  Joseph N. Bongiovanni, III
                                               --------------------------------
                                                Joseph N. Bongiovanni, III
                                                Secretary