Form 10-K/A
period 2000-12-31
MED-DESIGN CORP
filed 2001-05-09
CIK 943736

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ to ____________

                         Commission file number 0-25852

                           THE MED-DESIGN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   23-2771475
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  2810 Bunsen Avenue, Ventura, CA                                 93003
----------------------------------------                        ----------
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


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                   Director/
Name                                        Age      Position(s)                                   Officer Since
----                                        ---      -----------                                   -------------
James M.  Donegan (3)                       50       Chairman of the Board, Chief Executive        1994
                                                     Officer and President

Michael W. Simpson                          43       Vice President, Chief Operating Officer and   1999
                                                     Director

Lawrence D.  Ellis                          50       Vice President, Chief Financial Officer       1996

Joseph N.  Bongiovanni, III (3)             57       Vice President, Secretary and Director        1994

Gilbert M.  White (1) (2)                   63       Director                                      1994

Thor R.  Halseth                            48       Senior Vice President, Design                 1994

John F. Kelley (3)                          57       Director                                      1995

Pasquale L.  Vallone (1)(2)(3)              73       Director                                      1998

Vincent J.  Papa (1)(2)(3)                  51       Director                                      1998

John Branton                                50       Director                                      2001

James E. Schleif                            59       Director                                      2001

Ralph Balzano                               64       Director                                      2001

Richard Bergman                             61       Director                                      2001

----------------
(1) Member of the Audit Committee of the Board of Directors
(2) Member of the Compensation Committee of the Board of Directors
(3) Member of the Nominating Committee of the Board of Directors

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

         John F. Kelley has served as a director since 1995. Mr. Kelley has been engaged in consulting services as an independent contractor since January 1996. From 1988 to January 1996, Mr. Kelley held a number of positions with Chase Manhattan Bank including President and director of Chase Manhattan Futures Corporation, President of Chase Futures Management Inc. and President of Chase Futures Advisors Inc.

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


                                                      Summary Compensation Table
                                                      --------------------------
                                                   Annual Compensation                         Long Term Compensation
                                                   -------------------                         ----------------------
                                                                                         Restricted
                                                                     Other Annual          Stock           Securities Underlying
     Name and Principal Position       Year   Salary($)  Bonus($)   Compensation($)       Awards($)                Options
     ---------------------------       ----   ---------  --------   ---------------       ---------                -------
James M. Donegan                        2000    300,000     25,000      753,725 (1)                 -                100,000
   Chairman, Chief Executive            1999    225,000     20,000                -                 -                100,000
   Officer, President                   1998    185,000          -                -                 -                      -

Michael W. Simpson                      2000    165,000                           -     2,525,000 (2)                116,000
   Chief Operating Officer              1999     19,038          -                -                 -                      -
                                                                 -
Thor R. Halseth                         2000    106,502      6,000                -                 -                 70,000
   Senior Vice President,               1999    103,400      6,000                -                 -                      -
   Design                               1998     94,000          -                -                 -                 16,000

Lawrence D. Ellis                       2000    140,000     20,000                -                 -                 66,000
   Chief Financial Officer              1999    110,400     15,000                -                 -                      -
                                        1998     92,000          -                -                 -                 20,000

Joseph N. Bongiovanni, III              2000    108,000     20,000                -                 -                100,000
   Vice President and Secretary         1999     96,000     20,000                -                 -                100,000
                                        1998     85,000          -                -                 -                 20,000


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

                        Option Grants in Last Fiscal Year
                        ---------------------------------


                              Number Of       Percent Of
                             Securities     Total Options
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


                             Year End Option Values
                             ----------------------


                                                            Number Of Securities
                                                           Underlying Unexercised         Value Of Unexercised
                                                                   Options                In-The-Money Options
                                                            At December 31, 2000          At December 31, 2000
                                                            --------------------          --------------------
                                Shares
                               Acquired       Value
            Name              On Exercise   Realized     Exercisable   Unexercisable   Exercisable    Unexercisable
            ----              -----------   --------     -----------   -------------   -----------    -------------
James M. Donegan                  125,000   $1,774,750        100,400             600      $755,726           $8,589

Michael W. Simpson                 50,000     $568,500         33,000          33,000      $131,835         $131,835

Thor R. Halseth                         -            -              -               -             -                -

Lawrence D. Ellis                   7,600      $91,604         33,000          49,200      $132,000         $356,805

Joseph N. Bongiovanni, III         33,000     $437,543         92,000         120,000    $1,123,270         $672,780


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

         On March 1, 2000 we entered into an employment agreement with Lawrence
D. Ellis as Chief Financial Officer with a one year term. The agreement provides for a base salary of $140,000, a bonus of $20,000 and a warrant to purchase 66,000 shares of our common stock at a price of $11.875 per share, the closing price of the day of the award. The warrant vests 33,000 upon issuance and 33,000 one year from issuance. The warrant expires on April 25, 2005.

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


                                                                   Number of Shares           Percent of Class
                    Name and Address (1)                        Beneficially Owned (2)       Beneficially Owned
                    --------------------                        ----------------------       ------------------
James M. Donegan........................................               1,324,465(3)                 11.12%

Joseph N. Bongiovanni, III..............................                 207,000(4)                  1.92%

Gilbert M. White........................................                 220,734(5)                  2.04%

John F. Kelley..........................................                 653,750(6)                  5.81%

Pasquale L. Vallone.....................................                 140,026(7)                  1.31%

Vincent J. Papa..........................................                 44,000(8)                    *

Richard Bergman.........................................                  27,000                       *



                                                                   Number of Shares           Percent of Class
                    Name and Address (1)                        Beneficially Owned (2)       Beneficially Owned
                    --------------------                        ----------------------       ------------------
Ralph Balzano...........................................                       0                       *

John Branton............................................                   8,000                       *

James Schleif...........................................                       0                       *

Michael W. Simpson......................................                  33,000(9)                    *

Thor R. Halseth.........................................                 228,273(10)                 2.11%

Lawrence D. Ellis.......................................                  76,600(11)                   *

Hathaway & Associates, Ltd .............................                 598,300(12)                 5.35%

J.P. Morgan Chase & Co. ................................                 629,850(13)                 5.61%

Merrill, Lynch and Co. .................................                 871,917(14)                 7.61%

All Directors and Officers as a Group (12 persons)......               2,962,848(15)                17.93%

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

 (4) Includes options to purchase 122,000 shares of our common stock granted pursuant to Med-Design's option plan and warrants granted to purchase 75,000 shares of our common stock.

 (5) Includes 1,400 shares of our common stock held by Mr. White's spouse, and options to purchase 75,000 shares of our common stock granted pursuant to Med-Design's option plan.

 (6) Includes options to purchase 48,000 shares of our common stock pursuant to Med-Design's option plan, warrants to purchase 500,000 shares of our common stock and 80,000 shares of our common stock acquired upon conversion of convertible debentures.

 (7) Includes options to purchase 16,000 shares of our common stock pursuant to Med-Design's option plan.

 (8) Includes options to purchase 44,000 shares of our common stock pursuant to Med-Design's option plan.

 (9) Includes options to purchase 33,000 shares of our common stock pursuant to Med-Design's option plan.

(10) Includes options to purchase 16,000 shares of our common stock granted pursuant to Med-Design's option plan.

(11) Includes options to purchase 33,000 shares of our common stock pursuant to Med-Design's option plan.

(12) Based on a Schedule 13G filed with the Securities and Exchange Commission on January 17, 2001 by Hathaway & Associates, Ltd., whose address is 119 Rowayton Avenue, Rowayton, CT 06853.

(13) Based on a Schedule 13G filed with the Securities and Exchange Commission on December 31, 2000 by J.P. Morgan Chase & Co. whose address is 270 Park Avenue, New York, NY 10017.

(14) Based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2001 by Merrill Lynch Pierce Fenner & Smith Co. whose address is North Tower, World Financial Center, New York, NY 10281-1323.

(15) Includes options and warrants to purchase 1,894,208 shares of our common stock granted to our directors and officers.

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

                                       THE MED-DESIGN CORPORATION

         Dated:  May 8, 2001

                                       By:    /s/ Joseph N. Bongiovanni, III
                                           -------------------------------------
                                              Joseph N. Bongiovanni, III
                                              Secretary