Form 10QSB/A
period 2000-03-31
MED-DESIGN CORP
filed 2001-05-15
CIK 943736

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


                         Commission file number 0-25852
                                                -------



                           THE MED-DESIGN CORPORATION

      Delaware                                              77-0404919
-------------------------------------------------------------------------------
(State of Incorporation)                             (IRS Employer ID Number)

                      2810 Bunsen Avenue, Ventura, CA 93003
                      -------------------------------------


                                  (805)339-0375
                                  --------------


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

                           THE MED-DESIGN CORPORATION
                                  FORM 10-QSB/A



                                     INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                          Page Number
Introductory Statement on Amended Filing...................................................     3

Item 1 - Financial Statements

         Consolidated Balance Sheets as of March 31, 2000 (unaudited) and as of
         December 31, 1999.................................................................     4

         Consolidated Statements of Operations (unaudited)for the three months ended
         March 31, 2000 and 1999...........................................................     5

         Consolidated Statements of Comprehensive Loss (unaudited) for the
         three months ended March 31, 2000 and 1999........................................     6

         Consolidated Statements of Cash Flows (unaudited)for the three months ended
         March 31, 2000 and 1999 ..........................................................     7

         Notes to Consolidated Financial Statements (unaudited) ...........................  8-10

Item 2 - Management's Discussion and Analysis of Plan of Operation ........................ 11-15


                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.................................................................    15

Item 2 - Changes in Securities ............................................................    15

Item 3 - Defaults upon Senior Securities ..................................................    15

Item 4 - Submission of Matters to a Vote of Security Holders ..............................    15

Item 5 - Other Information.................................................................    15

Item 6 - Exhibits and Reports on Form 8-K .................................................    15

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                  For the Quarterly Period Ended March 31, 2000





                    Introductory Statement on Amended Filing




    This Form 10-QSB/A is filed to amend the Form 10-QSB for the quarter ended March 31, 2000 as filed on May 13, 2000. The purpose of this amended filing is to revise certain amounts within the financial statements and to conform applicable portions of Management's Discussion and Analysis of Plan of Operations to the revised amounts. The effects of the revision on the financial statements are discussed in note 2 of the Notes to the Consolidated Financial Statements. All disclosures herein are as of the date of the original filing of the Form 10-QSB, except as amended for the effects of the revision.

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                     March 31,           December 31,
                                                                                        2000                1999
                                                                                    (Unaudited)
                                                                                   ------------          ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                     $    942,871          $    682,120
     Available-for-sale securities                                                    3,433,491             4,180,262
     Prepaid expenses and other current assets                                          193,596               172,680
                                                                                   ------------          ------------

          Total current assets                                                        4,569,958             5,035,062

     Property, plant, and equipment, net of accumulated depreciation of $889,265 and $843,598 at March 31, 2000 and
         December 31, 1999, respectively                                                642,386               698,571
     Patents, net of accumulated amortization of $166,430
         and $132,276 at March 31, 2000 and
         December 31, 1999, respectively                                              1,558,004             1,110,013
     Debt issue costs, net of accumulated amortization of
         $121,560 and $151,560 at March 31 2000 and
         December 31, 1999, respectively                                                 77,031               413,640
                                                                                   ------------          ------------
     Total Assets                                                                  $  6,847,379          $  7,257,286
                                                                                   ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                                         $       --            $    250,000
     Current maturities of long-term debt and capital lease obligations                  12,251                12,251
     Accounts payable                                                                   257,344               277,031
     Accrued expenses                                                                   110,983               191,650
     Licensing Fee Advance                                                                 --               1,500,000
                                                                                   ------------          ------------
          Total current liabilities                                                     380,578             2,230,932

     Long-term debt and capital lease obligations, less current maturities              345,013             1,073,797
                                                                                   ------------          ------------

          Total liabilities                                                             725,591             3,304,729

Commitments and Contingencies

Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
        300,000 shares issued and outstanding as of December 31, 1999                      --                   3,000
     Common stock, $.01 par value, 20,000,000 shares authorized;
         9,695,853 and 8,604,637 shares issued and outstanding as of
         March 31, 2000 and December 31, 1999 respectively                               96,957                86,045
     Additional paid-in capital                                                      29,661,189            26,165,377
     Accumulated deficit                                                            (23,652,661)          (22,331,825)
     Accumulated other comprehensive income                                              16,303                29,960
                                                                                   ------------          ------------

Total stockholders' equity                                                            6,121,788             3,952,557
                                                                                   ------------          ------------

Total Liabilities and Stockholders Equity                                          $  6,847,379          $  7,257,286
                                                                                   ============          ============

   The accompanying notes are an integral part of these financial statements.

                     MED-DESIGN CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                 Three Months        Three Months
                                                                    Ended               Ended
                                                                   March 31,           March 31,
                                                                     2000                1999
                                                                 --------------------------------
Revenue:
    Licensing revenue                                            $ 1,500,000          $      --
                                                                 -----------          -----------

      Total revenue                                                1,500,000                 --
                                                                 -----------          -----------

Operating expense:
    General and administrative                                       848,106              652,556
    Research and development                                         373,342              299,927
    Stock based compensation                                       1,648,270                 --
                                                                 -----------          -----------

      Total operating expenses                                     2,869,718              952,483

Loss from operations                                              (1,369,718)            (952,483)
Interest expense                                                     (31,852)             (65,458)
Investment income                                                     80,734               55,310
                                                                 -----------          -----------

Net loss                                                         ($1,320,836)         ($  962,631)
                                                                 ===========          ===========

Basic and dilutive earnings per common share

Net loss                                                              ($0.15)              ($0.12)

Weighted average common shares outstanding                         8,885,592            7,951,570



























              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     MED-DESIGN CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)

                                                     Three Months Ended       Three Months Ended
                                                          March 31,                March 31,
                                                            1999                     2000
                                                    --------------------    ----------------------
 Net loss                                                  ($1,320,836)                ($962,631)
  Other comprehensive loss:
     Unrealized holding losses on securities                   (13,657)                        --
                                                    --------------------    ----------------------
 Comprehensive loss                                        ($1,334,493)                ($962,631)
                                                    ====================    ======================







































              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months         Three Months
                                                           Ended March 31,      Ended March 31
                                                               2000                 1999
                                                           ---------------      --------------
Cash flows from operating activities:
Net loss                                                    ($1,320,836)           ($962,631)
Adjustments to reconcile net loss to operating
     Cash flows:
          Depreciation and amortization                          92,451               66,108
          Issuance of warrants for services
          Amortization of debt issue costs                         --                 24,460
          Interest in connection with  private
            investor loan                                        24,401               10,560
          Stock based compensation                            1,648,270                 --
          Licensing fee advance                              (1,500,000)                --
          Changes in operating assets and
            liabilities:
               Prepaid expenses and other current
                 assets                                         (20,916)              41,959
               Accounts payable                                 (19,687)               9,150
               Accrued expenses                                 (80,667)             (48,710)

                                                            -----------          -----------
          Net cash used in operating activities              (1,176,984)            (859,104)
                                                            -----------          -----------

Cash flows from investing activities:
     Purchases of property and equipment                         (2,114)              (6,429)
     Additions to patents                                      (246,083)             (53,232)
     Sale of available-for-sale-securities                      733,114            1,306,956

                                                            -----------          -----------
          Net cash provided by investing activities             484,917            1,247,295
                                                            -----------          -----------

Cash flows from financing activities:
     Capital lease payments                                      (3,782)              (3,343)
     Warrants and stock options exercised                     1,206,600                 --
     Repayment of short-term borrowings                        (250,000)                --

                                                            -----------          -----------
          Net cash used in financing activities                 952,818               (3,343)
                                                            -----------          -----------

Increase in cash                                                260,751              384,848
Cash and cash equivalents, beginning of period                  682,120               32,883
                                                            -----------          -----------
Cash and cash equivalents, end of period                       $942,871             $417,731
                                                            -----------          -----------
Noncash investing and financing activities:
     Change in unrealized gain (loss) on
          available-for-sale securities                        ($13,657)            $   --
     Issuance of stock in connection with the
          acquisition of patents                               $236,062             $   --
                                                            -----------          -----------









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

    The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB and Rule 310 (b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, which were included as part of the Company's Annual Report on Form 10-KSB. Operating results for the three month period ending March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

2.  Revised Financial Statements

    In the audited financial statements for the year-ended December 31, 2000, the Company revised it's accounting related to the treatment of the unamortized debt issue costs as follows:

    For the three month period ended March 31, 2000, the Company's unaudited financial statements reflected extraordinary losses on extinguishment of debt in the amount of $336,609, related to the unamortized debt issue costs at the time of the conversion of convertible debt to Common Stock (see footnote 6). It was determined by the Company that the unamortized debt issue costs should have reduced Additional paid in capital at the time of the conversion.

    The effect of this revision for the the three month period ended March 31, 2000 is to increase the Company's net loss and basic and diluted loss per share for the three month period from $1,657,445 to $1,320,836 and from $0.19 to $0.15. This adjustment also reduced Additional paid in capital by $336,609 and had no effect on cash or total Stockholders Equity.

3.  Revenue Recognition

    On December 13, 1999, The Med-Design Corporation signed an option agreement with Becton Dickinson related to certain of the Company's patented products (" the optioned products"). In connection with this agrremnent, Med-Design received a payment of 1.5 million. On March 12, 2000, Med-Design signed a Binding Term Letter ("the Letter") with BD that detailed the major terms under which the optioned products would be licensed to BD, the letter also provided that the parties would begin to negotiate and prepare a license agreement consistent with the letter and that any disputes pertaining to the drafting of such agreement would be resolved through arbitration.

    The letter was approved by the Board of Directors of Med-Design and BD prior to March 31, 2000. In connection with the binding term letter, the agreement allows for a further up-front non refundable payment of $2.5 million and future royalty payments based on sales of the licensed products by BD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. Basic and Diluted Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                     Three months ended      Three months ended
                                                          March 31,               March 31,
                                                     ------------------      ------------------
                                                            2000                    1999
                                                     ------------------      ------------------
Net loss                                                ($1,320,836)              ($962,631)
                                                        ===========             ===========

Basic and dilutive earnings per common share
Net Loss                                                      (0.15)                  (0.12)

Weighted average common shares outstanding                8,885,592               7,951,570

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

6. Debt Issue Costs

    The Company completed a $1,550,000 private placement of convertible debentures collateralized by the Company's intellectual properties with a five year term in July 1998. The debentures were convertible into common stock at a price of $1.25. The Company recorded $565,200 of debt issue costs with respect to this placement.

    During the first quarter of 2000, $1,225,000 of the debentures were converted to 980,000 shares of common stock. Debt issue costs, in the amount of $336,609 that were previously being amortized over a five year period, were recorded as a reduction of Additional paid in capital during the quarter ended March 31, 2000.

7. Debt

    The Company obtained a loan from a private investor, who is a director of the Company in the amount of $250,000 on May 29, 1998. The loan principal and accrued interest of $5,142.12 was paid on February 29, 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

    Dividends are payable semi-annually at a rate of 8% per annum in cash or in additional shares of Preferred Stock (at the option of Med-Design). There had been no dividend payments made on Preferred Stock, however, dividends are due BD in the amount of $ 155,666. The Board of Directors has not declared a dividend therefore no dividend has been accrued in the financial statements.

9. Stock Based Compensation

    In connection with the termination agreement of certain employees, in February 2000, the Company extended the date of expiration of certain vested and unvested options. As a result of these modifications the Company recognized a charge of $ 825,000 in the period ended March 31, 2000, in accordance with APB 25, Accounting for Stock Issued to employees.

    On August 15, 1995, Med-Design issued a warrant to a consultant who was not an officer, director or employee of the Company to purchase shares of Common Stock at $7.50 per share, in consideration for the execution of an agreement for investment banking consulting services. The warrants were exercisable upon issuance and expired on August 15, 1998, however in January 2000, the expiration date of these warrants was extended to August 15, 2000, for which the Company recognized a charge of $823,270 in the period ended March 31, 2000, in accordance with SFAS 123, Accounting for Stock-Based Compensation.

    The above charges will have no negative effect on the Company's cash position and will not be additionally dilutive to its common stock.

Item 2-     Management's Discussion and Analysis of Plan of Operation

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

    As a result of the Company's focus, it has designed and developed 21 safety needle products all using similar patented proprietary technology. All of these devices are designed to reduce or eliminate the possibility of an accidental needle stick. These products include the Safety Hypodermic Syringe, Safety Blood Collection Needle, Safety Intravenous Catheter Insertion Device, Safety PICC Introducer Catheter Insertion Device, Safety Guidewire Introducer, Safety Winged Set Blood Collection Needle, Safety Arterial Blood Gas Syringe, Safety Pre-Filled Vial Injector, Safety Pre-Filled Glass Syringe, Safety Wing Needle Set/Catheter, Safety Blood Donor Needle, Safety Y-Port Infusion Needle, and Safety Winged Fistula Needle, and a number of additional products in early stages of development. These products are similar in appearance and size to the standard devices in use. Such products incorporate the Company's novel proprietary needle retraction technology that enables a health care professional with no substantial change in operating technique in using one hand to permanently retract the needle into the body of the device that can then be safely discarded.

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

(Business Overview continued)

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

    On March 12, 2000, The Med-Design Corporation executed a binding letter of agreement for the licensing of the Company's patents for the retractable syringe products with BD. A formal contract memorializing the agreement was signed on May 11, 2000 by both parties. The agreement specified that the $1.5 option

(Business Overview continued)

payment, previously paid to Med-Design, be non-refundable and Med-Design has no further obligations regarding this payment. The Company accordingly recognized $1.5 million in Revenue for the period ended March 31, 2000.

    On May 11, 2000, Med-Design and BD signed a license agreement consistent with the binding letter. The agreement allows for a future up front non-refundable payment of of $2.5 million and royalty payments from the sale of the licensed product.

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

    In connection with the the termination agreement of certain employees, in February 2000, the Company extended the date of expiration of certain vested and unvested options. As a result of these modifications the Company recognized a charge of $825,000 in the period ended March 31, 2000, in accordance with APB 25, Accounting for Stock Issued to Employees.

    On August 15, 1995, Med-Design issued a warrant to a consultant who was not an officer, director or employee of the Company to purchase shares of Common Stock at $ 7.50 per share, in consideration for the execution of an agreement for investment banking consulting services. The warrants were exercisable upon issuance and expired on August 15, 1998, however in January 2000, the expiration date of these warrants was extended to August 15, 2000 for which the Company recognized a charge of $ 823,270 in the period ended March 31, 2000, based on the Black-Scholes Model, in accordance with SFAS 123, Accounting for Stock-Based Compensation.

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

(Plan of Operation continued)

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

Subsequent Events

    On March 12, 2000, The Med-Design Corporation executed a binding letter of agreement for the licensing of the Company's patents for the retractable syringe products with BD. The agreement specified that the $ 1.5 option payment, previously paid to Med-Design, be non-refundable and Med-Design has no further obligations regarding this payment. The Company accordingly recognized $ 1.5 million in Revenue for the period ended March 31, 2000.

    On May 11, 2000, Med-Design and BD signed a license agreement consistent with the binding letter. The agreement allows for a future up front non-refundable payment of $ 2.5 million and royalty payments from the sales of the licensed product.

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

     None.

Item 2 - Changes in Securities

     None.

Item 3 - Defaults upon Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

    None

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

     (a) List of Exhibits filed pursuant to Item 601 of Regulation S-B. The following exhibits are filed with this Report on Form 10-QSB/A.

Exhibit
Number                         Description
----------------------------------------------------------------
 27*            Financial Data Schedule.

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


                           The Med-Design Corporation

Date: May 13, 2000




                             /s/ James M. Donegan
                             ------------------------------------
                             James M. Donegan
                             Chief Executive Officer



                             /s/ Lawrence D. Ellis
                             ------------------------------------
                             Lawrence D. Ellis
                             Chief Financial Officer

ARTICLE                                            5
MULTIPLIER                                         1

PERIOD-TYPE                                        6-MOS
FISCAL-YEAR-END                                    DEC-31-1999
PERIOD-END                                         MAR-31-2000
CASH                                                   942,871
SECURITIES                                           3,433,491
RECEIVABLES                                                  0
ALLOWANCES                                                   0
INVENTORY                                                    0
CURRENT ASSETS                                       4,569,958
PP&E                                                   642,386
DEPRECIATION                                           889,265
TOTAL ASSETS                                         6,847,379
CURRENT LIABILITIES                                  1,880,578
BONDS                                                  325,000
PREFERRED-MANDATORY                                          0
PREFERRED                                                    0
COMMON                                                  96,957
OTHER-SE                                             6,024,831
TOTAL-LIABILITY-AND-EQUITY                           6,847,379
SALES                                                        0
TOTAL REVENUES                                       1,500,000
CGS                                                          0
TOTAL-COSTS                                                  0
OTHER EXPENSES                                      (2,869,718)
LOSS PROVISIONS                                              0
INTEREST-EXPENSE                                        31,852
INCOME-PRETAX                                       (1,657,445)
INCOME-TAX                                                   0
INCOME-CONTINUING                                   (1,657,445)
DISCONTINUED                                                 0
EXTRAORDINARY                                                0
CHANGES                                                      0
NET-INCOME                                          (1,657,445)
EPS-PRIMARY                                             ($0.19)
EPS-DILUTED                                             ($0.19)