Form 10-Q
period 2001-03-31
MED-DESIGN CORP
filed 2001-05-15
CIK 943736

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended March 31, 2001
                                                 --------------

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                     For the transition period from __ to__


                         Commission file number 0-25852
                                                -------


                           THE MED-DESIGN CORPORATION
                           --------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                                          77-0404919
           --------                                                          ----------
(State or other Jurisdiction of Incorporation or Organization)      (IRS Employer Identification No.)

                    2810 Bunsen Avenue, Ventura, CA            93003
               --------------------------------------------------------
               (Address of Principal Executive Offices)      (Zip Code)

        Registrant's Telephone Number, Including Area Code (805) 339-0375
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes |X|    No |_|

      On May 11, 2001, 10,589,520 shares of the registrant's common stock, $.01 par value, were outstanding.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                                        Page Number

                                           PART I - FINANCIAL INFORMATION


Item 1-     Financial Statements
               Consolidated Balance Sheets as of March 31, 2001 (unaudited) and as of
               December 31, 2000 ................................................................              3

               Consolidated Statements of Operations (unaudited) for the
               three months ended March 31, 2001 and 2000........................................              4

               Consolidated Statements of Comprehensive Loss (unaudited) for the three months
               ended March 31, 2001 and 2000.....................................................              5

               Consolidated Statements of Cash Flows (unaudited) for the three months ended
               March 31, 2001 and 2000...........................................................              6

               Notes to Consolidated Financial Statements (unaudited)............................            7-8

Item 2-    Management's Discussion and Analysis of Financial Condition and Results
           of Operation..........................................................................           9-10

Item 3-    Quantitative and Quantitative Disclosure About Market Risk............................             10


                                            PART II - OTHER INFORMATION


Item 6-    Exhibits and Reports on Form 8-K .....................................................             11

                                       2

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                            March 31,
                                                                                              2001                 December 31,
                                                                                           (Unaudited)                2000
                                                                                           ----------              ----------
ASSETS
Current Assets:
     Cash and cash equivalents                                                             $  581,764              $1,728,103
     Available-for-sale securities                                                          4,391,755               4,333,439
     Prepaid expenses and other current assets                                                263,109                 300,875
                                                                                           ----------              ----------
          Total current assets                                                              5,236,628               6,362,417


     Property, plant, and equipment, net of accumulated depreciation of $740,645 and $1,016,550 at March 31, 2001 and
         December 31, 2000, respectively                                                      516,975                 532,003
     Patents, net of accumulated amortization of $340,721 and $295,029 at
         March 31, 2001 and December 31, 2000, respectively                                 1,710,715               1,671,153
                                                                                           ----------              ----------
     Total Assets                                                                          $7,464,318              $8,565,573
                                                                                           ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt and capital lease obligations                        10,062                  10,062
     Accounts payable                                                                         387,091                 316,607
     Accrued expenses                                                                         231,189                 247,463
                                                                                           ----------              ----------
          Total current liabilities                                                           628,342                 574,132

     Long-term debt and capital lease obligations, less current maturities                      6,232                  10,833
                                                                                           ----------              ----------
          Total liabilities                                                                   634,574                 584,965
                                                                                           ----------              ----------

Commitments and Contingencies

Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
        No shares outstanding at March 31, 2001 and December 31, 2000                              --                      --
     Common stock, $.01 par value, 20,000,000 shares authorized;
        10,537,320 and 10,508,320 shares issued and outstanding as of
        March 31, 2001 and December 31, 2000, respectively                                    105,375                 105,083
     Additional paid-in capital                                                            33,431,059              32,974,796
     Accumulated deficit                                                                  (26,720,583)            (25,125,190)
     Accumulated other comprehensive income                                                    13,893                  25,919
                                                                                           ----------              ----------

Total Stockholders' Equity                                                                  6,829,744               7,980,608
                                                                                           ----------              ----------

Total Liabilities and Stockholders' Equity                                                 $7,464,318              $8,565,573
                                                                                           ==========              ==========

   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended March 31,
                                                          ----------------------------------
                                                             2001                    2000
                                                          ----------              ----------
Revenue:                                                  $   50,000              $1,500,000
                                                          ----------              ----------
Total Revenue                                                 50,000               1,500,000
                                                          ----------              ----------

Operating expense:
  General and administrative                              $1,037,328              $  848,106
  Research and development                                   323,951                 373,342
  Stock based compensation                                   372,471               1,648,270
                                                          ----------              ----------
  Total operating expenses                                 1,733,749               2,869,718

  Loss from operations                                    (1,683,749)             (1,369,718)
  Interest expense                                              (315)                (31,852)
  Investment income                                           88,672                  80,734
                                                          ----------              ----------
Net loss                                                 ($1,595,393)            ($1,320,836)
                                                          ==========               =========


Basic and diluted earnings per
  common share:

  Net loss                                                    ($0.15)                 ($0.15)

Weighted average common shares                            10,531,829               8,885,592
  outstanding

        The accompanying notes are an integral part of these consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE GAINS AND LOSSES
                                   (Unaudited)



                                              Three Months Ended
                                                   March 31,
                                      ---------------------------------
                                          2001                   2000
                                      -----------           -----------

Net loss                              ($1,595,393)          ($1,320,836)

Other comprehensive loss:

Unrealized holding gains and
   losses on securities                   (12,026)              (13,657)
                                      -----------           -----------

Comprehensive loss                    ($1,607,419)          ($1,334,493)
                                      ===========           ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                        March 31,
                                                                                              2001                    2000
                                                                                           ----------               ---------
Cash flows from operating activities:
Net loss                                                                                  ($1,595,393)            ($1,320,836)
Adjustments to reconcile net loss to net cash used in operating activities
        Cash flows:
          Depreciation and amortization                                                        69,248                  92,451
          Debt issue cost in connection with
               private investor loan                                                               --                  24,401
          Stock-based compensation                                                            372,471               1,648,270
          Changes in operating assets and liabilities:
               Prepaid expenses and other current assets                                       37,766                 (20,916)
               Licensing Fee Advance                                                               --              (1,500,000)
               Accounts payable                                                                70,484                 (19,687)
               Accrued expenses                                                               (16,274)                (80,667)
                                                                                           ----------              ----------
        Net cash used in operating activities                                              (1,061,698)             (1,176,984)
                                                                                           ----------              ----------

Cash flows from investing activities:
     Purchases of property and equipment                                                       (8,527)                 (2,114)
     Additions to patents                                                                     (85,253)               (246,083)
     Investment in available-for-sale securities                                              (70,342)
     Sale of available-for-sale securities                                                                            733,114
                                                                                           ----------              ----------
          Net cash (used in) provided by investing activities                                (164,122)                484,917
                                                                                           ----------              ----------
Cash flows from financing activities:
     Capital lease payments                                                                    (4,503)                 (3,782)
     Warrants and stock options exercised                                                      84,083               1,206,600
     Repayment of short-term borrowings                                                            --                (250,000)
                                                                                           ----------              ----------
          Net cash provided by financing activities                                            79,481                 952,818
                                                                                           ----------              ----------

Increase (decrease) in cash                                                                (1,146,339)                260,751
Cash and cash equivalents, beginning of period                                              1,728,103                 682,120
                                                                                           ----------              ----------
Cash and cash equivalents, end of period                                                   $  581,764              $  942,871
                                                                                           ==========              ==========
Noncash investing and financing activities:
  Change in unrealized gain (loss) on Available-for-sale
      securities                                                                             ($12,026)            ($   13,657)
   Issuance of stock in connection with the acquisition
       of patents                                                                                  --              $  236,062

              The accompanying notes are an integral part of these
                             financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Significant Accounting Policies

   Basis of Presentation

         The accompanying unaudited consolidated financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context indicates, the "Company" or "Med-Design") and its wholly-owned subsidiaries, MDC Investment Holdings, Inc. and MDC Research Ltd. All significant intercompany transactions and accounts are eliminated. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2000 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of the Company's operations and cash flows for the three month period ended March 31, 2001. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the applicable requirements of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, which were included as part of the Company's Annual Report on Form 10-K.

2. Agreements with Becton Dickinson

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

         On March 12, 2000, Med-Design signed a binding term letter with Becton Dickinson outlining the terms for a definitive agreement pursuant to which Becton Dickinson would license the products that were subject to the option to license previously granted by the Company. Med-Design recorded as revenue $1.5 million in the form of an up-front licensing fee upon the signing of the binding term letter. On May 11, 2000, Med-Design entered into a definitive license agreement with Becton Dickinson based upon the terms of the March 12, 2000 binding term letter pursuant to which Med-Design received, and recorded as revenue, an additional $2.5 million in up-front licensing fees and the right to receive royalty payments based on Becton Dickinson's net sales of the products licensed under such agreement.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. Basic and Diluted Loss Per Share

         The following table sets forth the computation of basic and diluted net loss per share:

                                                                        Three Months Ended
                                                                             March 31,
                                                                -------------------------------
                                                                   2001                 2000
                                                                -----------         -----------
Net loss                                                        ($1,595,393)        ($1,320,836)
                                                                ===========         ===========

Basic and dilutive earnings per common share

     Net Loss                                                        ($0.15)             ($0.15)

Weighted average common shares outstanding                       10,531,829           8,885,592

         Options and warrants to purchase 1,510,700 shares of common stock as of March 31, 2001 and 1,721,600 shares of common stock as of March 31, 2000 were not included in computing diluted earnings per share as the effect was antidilutive.

4. Stock Based Compensation

         The Company entered into various equity arrangements involving grants of stock options and warrants to purchase common stock with officers of the Company in August of 2000 and recorded compensation expense in the amount of $372,471 in connection with these transactions in the first quarter of 2001 to reflect vesting of the awards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

FORWARD-LOOKING STATEMENTS

         This Report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 that address, among other things, the generation of royalty revenues from our licensees; sufficiency of available resources to fund operations; and the anticipated launch dates of several of our licensed products. We generally identify forward looking statements in this Report using words like "believe," "anticipate," "will," "expect," "may," "could," "intend" or similar statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward looking statements including lack of demand or low demand for our products or for safety products generally; a determination of Becton Dickinson to focus its marketing efforts on products other than those licensed from us; delays in introduction of products licensed by us due to manufacturing difficulties or other factors; our inability to license or enter into joint venture or similar arrangements regarding our other products; unanticipated expenses relating to our manufacturing effort and other factors discussed in this Report generally and in our Annual Report on Form 10-K for the year ended December 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

         We are principally engaged in the design, development and licensing of safety medical devices intended to reduce the incidence of accidental needlesticks. To date, substantially all of our revenues have been derived from "up-front" license payments made by Becton Dickinson.

         On December 11, 1998, we entered into a license agreement with Becton Dickinson under which we licensed certain of our products to Becton Dickinson. In connection with the agreement, we received an up-front licensing fee of $4.5 million in addition to the right to receive royalty payments based on Becton Dickinson's net sales of the licensed products. In addition, the license agreement granted Becton Dickinson an option to license five of our other products. On March 12, 2000, we signed a binding term letter with Becton Dickinson outlining the terms for a definitive agreement under which Becton Dickinson would license the products that were subject to the option to license that we previously granted to Becton Dickinson. We recognized $1.5 million of revenue in the form of an up-front licensing fee upon the signing of the binding term letter. On May 11, 2000, we entered into a definitive license agreement with Becton Dickinson based upon the terms of the March 12, 2000 binding term letter. Under the definitive license agreement, we received an additional $2.5 million in up-front licensing fees and the right to receive royalty payments based on Becton Dickinson's net sales of the products licensed under such agreement.

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

Results of Operations

Results of Operations for the Three Month Periods Ended March 31, 2001 and 2000

         Total revenue for the three months ended March 31, 2001 was $50,000, a decrease of $1,450,000 as compared to revenues of $1,500,000 for the corresponding period in 2000. All revenue for the three months ended March 31, 2000 reflected an up-front licensing payment made by Becton Dickinson under the May 11, 2000 license agreement.

         Loss from operations for the three months ended March 31, 2001 was $1,683,749, an increase of $314,031 as compared to a loss from operations of $1,369,718 for the corresponding period in 2000. The increase in loss from operations was due primarily to the decrease in revenues for the three months ended March 31, 2001 as compared to the corresponding period in 2000, offset in part by a decrease in stock based compensation expense.

         General and administrative expenses for the three months ended March 31, 2001 were $1,037,328, an increase of $189,222 as compared to general and administrative expenses of $848,106 for the corresponding period 2000. The increase in general and administrative expenses was primarily related to increased legal and travel expenses in connection with an increase in the general level of business activities to enable the Company to market its products.

         Research and development expenses for the three months ended March 31, 2001 were $323,951, a decrease of $49,391 as compared to $373,342 for the corresponding period in 2000. During the first quarter of the prior year, the Company incurred certain costs in connection with the transfer of technology of its syringe product to Becton Dickinson. The Company was not engaged in technology transfer during the first quarter of the current year.

         Stock based compensation for the three months ended March 31, 2001 was $372,471, a decrease of $1,275,799 as compared to $1,648,270 for the corresponding period in 2000. The stock based compensation expense recognized for the three months ended March 31, 2001 related to equity arrangements involving grants of stock options and warrants to purchase common stock entered into in August of 2000. Compensation expense is being recognized in the quarter ended March 31, 2001 to reflect vesting of the awards. The stock based compensation expense recognized for the three months ended March 31, 2000 related to modifications of equity arrangements with certain of our employees and one of our former officers.

Liquidity and Capital Resources

         At March 31, 2001, cash, cash equivalents and available-for-sale securities totaled $4,973,519, as compared to $6,061,542 at December 31, 2000, a decrease of $1,088,023 or approximately 18%. The decrease is due to expenditures to support our operations in addition to the acquisition cost of additional patents, partially offset by cash received from the exercise of options and warrants.

         At March 31, 2001, we had a revolving line of credit totaling $3,000,000. This facility can be used to fund working capital needs and finance capital equipment purchases. However, advances for capital equipment financing may not exceed $600,000. Borrowings are collateralized by substantially all of our assets. Any borrowings to meet working capital needs bear interest at LIBOR plus 2.25%, while borrowings to finance capital equipment purchases bear interest at the prime rate plus 2.5% . The facility expires on May 30, 2002, and there is no assurance that we will be successful in negotiating a continuation of the availability of the line of credit on reasonable terms. There were no amounts outstanding under the line of credit at March 31, 2001.

         Management believes that we have sufficient funds to support its planned operations for at least the next twelve months. The availability of resources over a longer period of time will be dependent on our ability to enter into licensing agreements and to receive royalty payments from our current and future licensees and our ability to enter into, and profitably operate under, joint venture or similar arrangements. If licensing revenues are insufficient to support operations or we are unsuccessful in negotiating additional agreements, we may be required to reduce the scope of, or cease, our operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

         There were no amounts outstanding under our revolving line of credit at March 31, 2001. If we were to borrow under our credit facility, borrowings to meet working capital needs would bear interest at LIBOR plus 2.25% and borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. As a result, any such borrowings would be subject to the fluctuations in the market which affect LIBOR or the prime rate, respectively.

Part II - OTHER FINANCIAL INFORMATION

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        None

   (b)  Reports on Form 8-K

         On January 9, 2001, we filed a Form 8-K including, as an exhibit that was incorporated by reference in Item 9, a letter to investors, healthcare workers and other professionals discussing our progress with respect to our licensing efforts other initiatives to that date and some of our future plans.

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       The Med-Design Corporation


Date: May 15, 2001                     /s/ James M. Donegan
                                       --------------------------------
                                       James M. Donegan
                                       Chief Executive Officer


                                       /s/ Lawrence D. Ellis
                                       --------------------------------
                                       Lawrence D. Ellis
                                       Chief Financial Officer