Form 10-K/A
period 2000-12-31
MED-DESIGN CORP
filed 2001-06-04
CIK 943736

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 3)

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

The aggregate market value of voting stock held by non-affiliates of the Registrant (computed by reference to the last reported sale price of such stock on April 25, 2001) was $139,047,889. For purposes of making this calculation only, the Registrant has defined "affiliates" as including all directors and executive officers (including any executive officers who have terminated their employment with the Registrant within the past 90 days). The number of shares of Registrant's common stock outstanding as of April 25, 2001 was 10,589,520.

Documents incorporated by reference:

None

PRELIMINARY NOTE:

This Form 10-K/A is being filed to amend and restate Item 2 of Part I of the Company's 10-K filed with the Commission on March 23, 2001.

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

                                      THE MED-DESIGN CORPORATION

Dated: June 4, 2001                   By: /s/  Joseph N. Bongiovanni, III
                                          -------------------------------------
                                          Joseph N. Bongiovanni, III
                                          Secretary