Form 10-Q
period 2001-06-30
MED-DESIGN CORP
filed 2001-08-14
CIK 943736

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended June 30, 2001
                                                 -------------

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                     For the transition period from __ to__


                         Commission file number 0-25852



                           THE MED-DESIGN CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                      77-0404919
           --------                                      ----------
(State or other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                      2810 Bunsen Avenue, Ventura, CA 93003
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

                                        Yes |X| No |_|


On August 10, 2001, 10,790,120 shares of the registrant's common stock, $.01 par value, were outstanding.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





                                                                     Page Number



                                             PART I - FINANCIAL INFORMATION


Item 1-    Financial Statements

           Consolidated Balance Sheets as of June 30, 2001 (unaudited) and as of
           December 31, 2000 ........................................................................................3

           Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2001 and 2000...................................................................4

           Consolidated Statements of Comprehensive Gains and Losses (unaudited) for the three and six months ended June 30, 2001 and 2000.....................................................5

           Consolidated Statements of Cash Flows (unaudited) for the six months ended
           June 30, 2001 and 2000 ...................................................................................6

           Notes to Consolidated Financial Statements (unaudited) .................................................7-9

Item 2-    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ............................................................................ 9-11

Item 3-    Quantitative and Qualitative Disclosure about Market Risk................................................11


                                               PART II - OTHER INFORMATION


Item 6-    Exhibits and Reports on Form 8-K ........................................................................12


PART I - FINANCIAL INFORMATION

Item 1.  .........Consolidated Financial Statements

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,      December 31,
                                                                                     2001             2000
                                                                                  (Unaudited)
                                                                                  ------------    ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                    $    870,304    $  1,728,103
     Available-for-sale securities                                                   3,079,562       4,333,439
     Prepaid expenses and other current assets                                         382,412         300,875
                                                                                  ------------    ------------

          Total current assets                                                       4,332,278       6,362,417

     Property, plant, and equipment, net of accumulated depreciation of $778,690 and $1,016,550 at June 30, 2001 and
         December 31, 2000, respectively                                               489,152         532,003
     Patents, net of accumulated amortization of $388,374
         and $295,029 at June 30, 2001 and December 31, 2000, respectively           1,729,079       1,671,153
                                                                                  ------------    ------------
     Total Assets                                                                 $  6,550,509    $  8,565,573
                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt and capital lease obligations           $      7,337    $     10,062
     Accounts payable                                                                  295,913         316,607
     Accrued expenses                                                                  160,917         247,463
                                                                                  ------------    ------------
          Total current liabilities                                                    464,167         574,132

     Long-term debt and capital lease obligations, less current maturities               5,660          10,833
                                                                                  ------------    ------------

          Total liabilities                                                            469,827         584,965
                                                                                  ------------    ------------

Commitments and Contingencies

Stockholders' equity
     Common stock, $.01 par value, 20,000,000 shares authorized; 10,688,020 and
         10,508,320 shares issued and outstanding as of
         June 30, 2001 and December 31, 2000 respectively                              106,880         105,083
     Additional paid-in capital                                                     34,154,503      32,974,796
     Accumulated deficit                                                           (28,204,403)    (25,125,190)
     Accumulated other comprehensive income                                             23,702          25,919
                                                                                  ------------    ------------

Total stockholders' equity                                                           6,080,682       7,980,608
                                                                                  ------------    ------------

Total Liabilities and Stockholders' Equity                                        $  6,550,509    $  8,565,573
                                                                                  ============    ============


   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended             Six Months Ended
                                                      June 30,                       June 30,
                                           ----------------------------    ----------------------------
                                                2001            2000            2001            2000
                                           ------------    ------------    ------------    ------------

Licensing Revenue                                  --      $  2,500,000    $     50,000    $  4,000,000
                                           ------------    ------------    ------------    ------------

Operating expense:
  General and administrative               $    898,804         859,653       1,936,132       1,707,759
  Research and development                      262,249         258,309         586,200         631,651
  Stock based compensation                      363,023            --           735,494       1,648,270

                                           ------------    ------------    ------------    ------------
  Total operating expenses                    1,524,076       1,117,962       3,257,826       3,987,680

  Income (loss) from operations              (1,524,076)      1,382,038      (3,207,826)         12,320
  Interest expense                                 (146)           (152)           (463)        (31,157)
  Investment income                              40,405          74,549         129,077         154,436

                                           ------------    ------------    ------------    ------------
Net income (loss)                          ($ 1,483,817)   $  1,456,435    ($ 3,079,212)   $    135,599

Dividends                                          --          (150,000)           --          (150,000)
                                           ------------    ------------    ------------    ------------

Net income (loss) applicable to common
    shares                                 ($ 1,483,817)   $  1,306,435    ($ 3,079,212)   ($    14,401)
                                           ============    ============    ============    ============


Basic earnings per common share

  Net income (loss) applicable to common   ($      0.14)   $       0.13    ($      0.29)
     shares

Weighted average common shares - basic       10,600,507       9,860,950      10,566,358


Diluted earnings per common share

  Net income (loss) applicable to common
     shares                                ($      0.14)   $       0.13    ($      0.29)

Weighted average common shares - diluted     10,600,507      11,070,516      10,566,358







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE GAINS AND LOSSES
                                   (Unaudited)



                                               Three Months Ended                         Six Months Ended
                                                    June 30,                                  June 30,
                                     ----------------------------------------   -------------------------------------
                                           2001                   2000               2001                 2000
                                     ------------------      ----------------   ----------------    -----------------

Net income (loss)                         ($1,483,817)            $1,456,435       ($3,079,212)             $135,599

Other comprehensive loss:

Unrealized holding losses on
  securities                                   (9,809)               (5,656)            (2,217)             (19,313)

                                     ------------------      ----------------   ----------------    -----------------
Comprehensive income (loss)               ($1,493,626)            $1,450,779       ($3,081,429)             $116,286
                                     ==================      ================   ================    =================










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six months Ended June 30,
                                                                --------------------------
                                                                   2001            2000
                                                                -----------    -----------
Cash flows from operating activities:
Net income (loss)                                               ($3,079,212)   $   135,599
Adjustments to reconcile net income (loss) to operating
     cash flows:
          Depreciation and amortization                             154,945        190,737
          Common stock issued in connection with
               private investor loan                                   --           24,401
          Stock-based compensation                                  735,494      1,648,270
          Changes in operating assets and liabilities:
               Prepaid expenses and other current assets            (81,537)      (212,370)
               Licensing fee advance                                   --       (1,500,000)
               Accounts payable                                     (20,694)       (34,485)
               Accrued expenses                                     (86,546)       (88,729)
                                                                -----------    -----------
        Net cash provided by (used in) operating activities      (2,377,550)       163,423
                                                                -----------    -----------

Cash flows from investing activities:
     Purchases of property and equipment                            (18,749)       (13,618)
     Additions to patents                                          (151,270)      (327,414)
     Investment in available for sale securities                       --       (2,500,000)
     Sale of available-for-sale-securities                        1,251,660      1,571,578

                                                                -----------    -----------
          Net cash (used in) provided by investing activities     1,081,641     (1,269,454)
                                                                -----------    -----------

Cash flows from financing activities:
     Capital lease payments                                          (7,896)        (8,715)
     Warrants and stock options exercised                           446,006      1,470,760
     Repayment of short-term borrowings                                --         (250,000)
     Dividends paid                                                    --         (150,000)
                                                                -----------    -----------
          Net cash provided by financing activities                 438,110      1,062,045
                                                                -----------    -----------

Increase in cash                                                   (857,799)       (43,986)
Cash and cash equivalents, beginning of period                    1,728,103        682,120
                                                                -----------    -----------
Cash and cash equivalents, end of period                        $   870,304    $   638,134
                                                                -----------    -----------


                 The accompanying notes are an integral part of
                          these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Significant Accounting Policies

    Basis of Presentation

         The accompanying unaudited consolidated financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context indicates, the "Company" or "Med-Design") and its wholly-owned subsidiaries, MDC Investment Holdings, Inc. and MDC Research Ltd. All significant intercompany transactions and accounts are eliminated. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2000 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of the Company's operations and cash flows for the three month period ended June 30, 2001. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The financial statements included in this report have been prepared in accordance with generally accepted accounting principles for interim financial information and the applicable requirements of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's audited financial statements which were included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



2.  Basic and Diluted Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                    Three Months Ended                       Six Months Ended
                                                         June 30,                                June 30,
                                            ------------------------------------    ------------------------------------
                                                 2001                2000                2001                2000
                                            ----------------    ----------------    ---------------    -----------------
Net income (loss)                              ($1,483,817)          $1,456,435       ($3,079,212)             $135,599

Dividends                                                             (150,000)                               (150,000)
                                            ----------------    ----------------    ---------------    -----------------

Net income (loss) applicable to common
   shares                                      ($1,483,817)          $1,306,435       ($3,079,212)            ($14,401)
                                            ================    ================    ===============    =================

Basic earnings per common share

   Net income (loss) applicable to
       common shares                                ($0.14)               $0.13            ($0.29)

Diluted earnings per common share

   Net income (loss) applicable to
       common shares                                ($0.14)               $0.13            ($0.29)

Weighted average common shares - basic           10,600,507           9,860,950         10,566,358

Weighted average common shares - diluted         10,600,507          11,070,516         10,566,358



         Options and warrants to purchase 1,369,900 shares of common stock as of June 30, 2001 and 151,000 shares of common stock as of June 30, 2000 were not included in computing diluted earnings per share as the effect was antidilutive.

3.  Stock Based Compensation

         In August 2000, the Company entered into various equity arrangements with officers of the Company involving grants of stock options and warrants to purchase common stock. The Company recorded compensation expense in the amount of $735,494 in connection with these transactions in the first six months of 2001 to reflect vesting of the grants.

4. Commitments and Contingencies

         In August 2000, Med-Design's shareholders approved the issuance of a warrant to purchase 50,000 shares of common stock at an exercise price of $6.26 per share and the issuance of 125,000 shares of common stock to John F. Kelley, a director of the Company in connection with the performance of consulting services. This compensation arrangement was approved, subject to the conclusion of negotiations of Mr. Kelley's contract. Negotiations have not concluded and the Company continues to discuss contract terms with Mr. Kelley.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

FORWARD-LOOKING STATEMENTS

         This Report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 that address, among other things, the generation of royalty revenues from our licensees; sufficiency of available resources to fund operations; and the anticipated launch dates of several of our licensed products. We generally identify forward looking statements in this report using words like "believe," "anticipate," "will," "expect," "may," "could," "intend" or similar statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward looking statements including lack of demand or low demand for our products or for safety products generally; a determination of Becton Dickinson to focus its marketing efforts on products other than those licensed from us; delays in introduction of products licensed by us due to manufacturing difficulties or other factors; our inability to license or enter into joint venture or similar arrangements regarding our other products; unanticipated expenses relating to our manufacturing effort and other factors discussed in this report generally and in our Annual Report on Form 10-K for the year ended December 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Overview

         We are principally engaged in the design, development and licensing of safety medical devices intended to reduce the incidence of accidental needlesticks. To date, substantially all of our revenues have been derived from "up-front" license payments made by Becton Dickinson.

         On December 11, 1998, we entered into a license agreement with Becton Dickinson under which we licensed certain of our products to Becton Dickinson. In connection with the agreement, we received an up-front licensing fee of $4.5 million in addition to the right to receive royalty payments based on Becton Dickinson's net sales of the licensed products. In addition, the license agreement granted Becton Dickinson an option to license five additional products. On March 12, 2000, we signed a binding term letter with Becton Dickinson outlining the terms for a definitive agreement under which Becton Dickinson would license the products that were subject to the option to license that we previously granted to Becton Dickinson. We recognized $1.5 million of revenue in the form of an up-front licensing fee upon the signing of the binding term letter. On May 11, 2000, we entered into a definitive license agreement with Becton Dickinson based upon the terms of the March 12, 2000 binding term letter. Under the definitive license agreement, we received an additional $2.5 million in up-front licensing fees and the right to receive royalty payments based on Becton Dickinson's net sales of the products licensed under such agreement.

         On May 14, 2001, Med-Design entered into a five-year co-promotion agreement with Abbott Laboratories. Under the terms of the agreement, Abbott One2One Global Pharmaceutical Services will promote Med-Design's Safety Pre-filled Cartridge Injector in conjunction with Abbott's filling and finishing of pharmaceuticals and biologies into vials, cartridges, syringes and intravenous bags for sale to other pharmaceutical companies.

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

Results of Operations

Results of Operations for the Three Month Periods Ended June 30, 2001 and 2000

         We had no revenue for the three months ended June 30, 2001. We had revenues of $2,500,000 for the corresponding period in 2000. All revenue for the three months ended June 30, 2000 reflected an up-front payment made by Becton Dickinson under the May 11, 2000 license agreement.

         Loss from operations for the three months ended June 30, 2001 was $1,524,076 as compared to income from operations of $1,382,038 for the corresponding period in 2000 or a decline of $2,906,114. The loss from operations was due primarily to the decrease in revenues for the three months ended June 30, 2001 as compared to the corresponding period in 2000 and an increase in stock based compensation.

         General and administrative expenses for the three months ended June 30, 2001 were $898,804, an increase of $39,151 as compared to general and administrative expenses of $859,653 for the corresponding period in 2000. The increase in general and administrative expense was primarily related to increased legal and travel expenses in connection with an increased level of business activities to principally related to our marketing efforts.

         Research and development expenses for the three months ended June 30, 2001 were $262,249, an increase of $3,940 as compared to $258,309 for the corresponding period in 2000.

         Stock based compensation for the three months ended June 30, 2001 was $363,023. There was no stock based compensation in the corresponding period in 2000. The stock based compensation expense recognized for the three months ended June 30, 2001 is related to August 2000 equity arrangements with our officers involving grants of stock options and warrants to purchase common stock. Compensation expense recognized in the quarter ended June 30, 2001 reflects vesting of the grants.

Results of Operations for the Six Month Periods Ended June 30, 2001 and 2000

         Revenue for the six months ended June 30, 2001 was $50,000, a decrease of $3,950,000 as compared to $4,000,000 for the corresponding period in 2000. All revenue for the six months ended June 30, 2001 reflect payments from developmental work performed by Med-Design. All revenue for the six months ended June 30, 2000 reflected up-front licensing payments made by Becton Dickinson under the May 11, 2000 license agreement.

         Loss from operations for the six months ended June 30, 2001 was $3,207,826 as compared to income from operations of $12,320 for the corresponding period in 2000, or a decline of $3,220,146. The loss from operations is due primarily to the decrease in revenues for the six months ended June 30, 2001 as compared to the corresponding period in 2000.

         General and administrative expenses for the six months ended June 30, 2001 were $1,936,132, an increase of $228,373 as compared to $1,707,759 for the corresponding period in 2000. The increase in general and administrative was primarily relating to increased legal and travel expenses in connection with an increased level of business activities principally related to our marketing efforts.

         Research and development expenses for the six months ended June 30, 2001 were $586,200, a decrease of $45,451 as compared to $631,651 for the corresponding period in 2000. During the first quarter of 2000, the Company incurred certain costs in connection with the transfer of technology of its syringe product to Becton Dickinson. The Company was not engaged in technology transfer during the first six months of 2001.

         Stock based compensation for the six months ended June 30, 2001 was $735,494, a decrease of $912,776 as compared to $1,648,270 for the corresponding period in 2000. The stock based compensation expense recognized for the six months ended June 30, 2001 related to equity arrangements involving grants of stock options and warrants to purchase common stock entered into in August of 2000. Compensation expense is being recognized in the period ended June 30, 2001 to reflect vesting of the awards. The stock based compensation expense recognized for the six months ended June 30, 2000 related to the modification of equity arrangements with certain of our employees and one former officer.

Liquidity and Capital Resources

         At June 30, 2001, cash, cash equivalents and available-for-sale securities totaled $3,949,866, as compared to $6,061,542 at December 31, 2000, a decrease of $2,111,676 or approximately 35%. The decrease is due to expenditures to support our operations in addition to the acquisition cost of additional patents, partially offset by cash received from the exercise of options and warrants. Subsequent to June 30, 2001, we received approximately $1.6 million from the exercise of stock options and warrants.

         At June 30, 2001, we had a revolving line of credit totaling $3,000,000. This facility can be used to fund working capital needs and finance capital equipment purchases. However, advances for capital equipment financing may not exceed $600,000. Borrowings are collateralized by substantially all of our assets. Any borrowings to meet working capital needs bear interest at LIBOR plus 2.25%, while borrowings to finance capital equipment purchases bear interest at the prime rate plus 2.5%. The facility expires on May 30, 2002, and there is no assurance that we will be successful in negotiating a continuation of the availability of the line of credit on reasonable terms. There were no amounts outstanding under the line of credit at June 30, 2001.

         Management believes that we have sufficient funds to support our planned operations for at least the next twelve months. The availability of resources over a longer period of time will be dependent on our ability to enter into licensing agreements and to receive royalty payments from our current and future licensees and our ability to enter into, and profitably operate under, joint venture or similar arrangements. If licensing revenues are insufficient to support operations, we are unsuccessful in negotiating additional agreements, or we are unable to otherwise obtain funds a required, we may be required to reduce the scope of, or cease, our operations.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         There were no amounts outstanding under our revolving line of credit at June 30, 2001. If we were to borrow under our credit facility, borrowings to meet working capital needs would bear interest at LIBOR plus 2.25% and borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. As a result, any such borrowings would be subject to the fluctuations in the market which affect LIBOR or the prime rate, respectively.

         Part II - OTHER FINANCIAL INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  10.1  Amended and Restated Nonqualified Stock Option Plan

         (b)      Reports on Form 8-K

         We did not file a Form 8-K during the quarter covered by this report.

                                   Signatures




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           The Med-Design Corporation


Date: August 14, 2001                      /s/ James M. Donegan
                                           -------------------------------

                                           James M. Donegan
                                           Chief Executive Officer


                                           /s/ Lawrence D. Ellis
                                           -------------------------------
                                           Lawrence D. Ellis
                                           Chief Financial Officer