Form 10-Q
period 2001-09-30
MED-DESIGN CORP
filed 2001-11-01
CIK 943736

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended September 30, 2001
                                               ------------------

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934.
                     For the transition period from __ to__


                         Commission file number 0-25852
                                                -------


                           THE MED-DESIGN CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                 23-2771475
           --------                                 ----------
(State or other Jurisdiction of          (IRS Employer Identification No.)
 Incorporation or Organization)

                      2810 Bunsen Avenue, Ventura, CA       93003
               -----------------------------------------------------
               (Address of Principal Executive Offices)   (Zip Code)

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

                                 Yes |X| No |_|

On October 31, 2001, 10,930,386 shares of the registrant's common stock, $.01 par value, were outstanding.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q




                                                                                              Page Number

                         PART I - FINANCIAL INFORMATION


Item 1-  Financial Statements

             Consolidated Balance Sheets as of September 30, 2001 (unaudited) and as of
             December 31, 2000 ...............................................................     3

             Consolidated Statements of Operations (unaudited) for the three and
                 nine months ended September 30, 2001 and 2000................................     4

             Consolidated Statements of Comprehensive Gains and Losses (unaudited) for
             the three and nine months ended September 30, 2001 and 2000......................     5

             Consolidated Statements of Cash Flows (unaudited) for the nine months ended
             September 30, 2001 and 2000 .....................................................     6

             Notes to Consolidated Financial Statements (unaudited) ..........................   7-9

Item 2-    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................................   9-11

Item 3-    Quantitative and Qualitative Disclosure about Market Risk..........................    12


                           PART II - OTHER INFORMATION

Item 4-    Submission of Matters to Vote of Security Holders..................................  12-13

Item 6-    Exhibits and Reports on Form 8-K ..................................................    13


PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,              December 31,
                                                                                        2001                      2000
                                                                                    (Unaudited)
                                                                               -----------------------     -------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                       $    766,674              $ 1,728,103
     License fee receivable                                                             2,000,000                       --
     Available-for-sale securities                                                      3,708,152                4,333,439
     Prepaid expenses and other current assets                                            273,493                  300,875
                                                                                     ------------              -----------

          Total current assets                                                          6,748,319                6,362,417

     Property, plant, and equipment, net of accumulated depreciation of $808,482 and $1,016,550 at September 30, 2001 and
         December 31, 2000, respectively                                                  459,360                  532,003
     Patents, net of accumulated amortization of $437,185
         and $295,029 at September 30, 2001 and December 31,
         2000, respectively                                                             1,719,925                1,671,153
                                                                                     ------------              -----------
     Total Assets                                                                    $  8,927,604              $ 8,565,573
                                                                                     ============              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt and capital lease obligations              $     13,417              $    10,062
     Accounts payable                                                                     229,724                  316,607
     Accrued expenses                                                                      95,144                  247,463
                                                                                     ------------              -----------
          Total current liabilities                                                       338,285                  574,132

     Long-term debt and capital lease obligations, less current maturities                  6,462                   10,833
                                                                                     ------------              -----------

          Total liabilities                                                               344,747                  584,965
                                                                                     ------------              -----------
Commitments and contingencies

Stockholders' equity
     Common stock, $.01 par value, 20,000,000 shares authorized; 10,930,386 and
         10,508,320 shares issued and outstanding as of
         September 30, 2001 and December 31, 2000 respectively                            109,304                  105,083
     Additional paid-in capital                                                        36,451,620               32,974,796
     Accumulated deficit                                                              (27,978,067)             (25,125,190)
     Accumulated other comprehensive income                                                    --                   25,919
                                                                                     ------------              -----------

Total stockholders' equity                                                              8,582,857                7,980,608
                                                                                    -------------              -----------

Total Liabilities and Stockholders' Equity                                           $  8,927,604              $ 8,565,573
                                                                                    =============              ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       3

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended                      Nine Months Ended
                                                            September 30,                          September 30,
                                                  ----------------------------------    ------------------------------------
                                                        2001               2000               2001                2000
                                                  ----------------    --------------    ----------------    ----------------
Licensing Revenue                                     $ 2,040,000                --         $ 2,090,000         $ 4,000,000
                                                      -----------       -----------        ------------         -----------

Operating expense:
  General and administrative                              908,087         $ 880,675           2,844,219           2,588,434
  Research and development                                325,214           298,352             911,414             930,003
  Stock based compensation                                638,552           534,581           1,374,046           2,182,851
                                                      -----------       -----------        ------------         -----------
  Total operating expenses                              1,871,853         1,713,608           5,129,679           5,701,288

  Income (loss) from operations                           168,147        (1,713,608)         (3,039,679)         (1,701,288)
  Interest expense                                        (9,809)              (274)            (10,272)            (31,431)
  Investment income                                        67,997            67,464             197,074             221,900
                                                      -----------       -----------         -----------         -----------
Net income (loss)                                         226,335        (1,646,418)         (2,852,877)         (1,510,819)

Dividends                                                      --                --                  --             150,000
                                                      -----------       -----------         -----------         -----------
Net loss income (loss) applicable to common
shares                                                $   226,335       ($1,646,418)        ($2,852,877)        ($1,360,819)
                                                      ===========       ===========         ===========         ===========

Basic earnings per common share

  Net income (loss) applicable to common                    $0.02            ($0.16)             ($0.27)             ($0.14)
  shares

Weighted average common shares- basic                  10,890,419        10,038,544          10,675,565           9,600,084

Diluted earnings per common share

  Net income (loss) applicable to common                    $0.02            ($0.16)             ($0.27)             ($0.14)
  shares

Weighted average common shares- diluted                11,611,744        10,038,544          10,675,565           9,600,084



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     MED-DESIGN CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE GAINS AND LOSSES
                                   (Unaudited)


                                                          Three Months Ended                         Nine Months Ended
                                                             September 30,                             September 30,
                                                ----------------------------------------   --------------------------------------
                                                       2001                   2000                2001                 2000
                                                ------------------      ----------------   -----------------    -----------------
Net income (loss)                                     $226,335             ($1,646,418)        ($2,852,877)         ($1,510,819)

Other comprehensive loss:

Unrealized holding losses on Securities                (23,702)                 19,341             (25,919)                  28
                                                      --------             -----------        ------------          -----------
Comprehensive income (loss)                           $202,633             ($1,627,077)        ($2,878,796)         ($1,510,791)
                                                      ========             ===========         ===========          ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine months Ended
                                                                                            September 30,
                                                                               -----------------------------------------
                                                                                       2001                  2000
                                                                               -------------------    ------------------
            Cash flows from operating activities:
            Net loss                                                                  ($2,852,877)          ($1,510,819)
            Adjustments to reconcile net loss to operating
                 cash flows:
                      Depreciation and amortization                                       233,549               278,729
                      Common stock issued in connection with
                           private investor loan                                               --                24,401
                      Stock-based compensation                                          1,374,046             2,182,851
                      Changes in operating assets and liabilities:
                           Prepaid expenses and other current assets                       27,382              (238,148)
                           Licensing fee receivable                                    (2,000,000)           (1,500,000)
                           Accounts payable                                               (86,883)              (70,628)
                           Accrued expenses                                              (152,319)                2,181
                                                                                      -----------           -----------
                      Net cash used in operating activities                            (3,457,102)             (831,433)
                                                                                      -----------           -----------

            Cash flows from investing activities:
                 Purchases of property and equipment                                      (18,749)              (14,851)
                 Additions to patents                                                    (190,928)             (384,285)
                 Investment in available for sale securities                                   --            (2,500,000)
                 Sale of available-for-sale-securities                                    599,368             2,117,710
                 Capital lease obligations                                                  9,351                    --
                                                                                      -----------           -----------
                      Net cash provided by (used in) investing activities                 399,042              (781,426)
                                                                                      -----------           -----------

            Cash flows from financing activities:
                 Capital lease payments                                                   (10,367)              (12,679)
                 Warrants and stock options exercised                                   2,106,998             1,683,120
                 Repayment of short-term borrowings                                            --              (250,000)
                 Dividends paid                                                                --              (150,000)
                                                                                      -----------           -----------
                      Net cash provided by financing activities                         2,096,631             1,270,442
                                                                                      -----------           -----------

            Decrease in cash                                                             (961,429)             (342,417)
            Cash and cash equivalents, beginning of period                              1,728,103               682,120
                                                                                      -----------           -----------
            Cash and cash equivalents, end of period                                  $   766,674           $   339,703
                                                                                      ===========           ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements

                     MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Significant Accounting Policies

    Basis of Presentation

         The accompanying unaudited consolidated financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context indicates, the "Company" or "Med-Design") and its wholly-owned subsidiaries, MDC Investment Holdings, Inc. and MDC Research Ltd. All significant intercompany transactions and accounts are eliminated. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2000 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of the Company's operations and cash flows for the three month and nine month periods ended September 30, 2001. The results of operations for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The financial statements included in this report have been prepared in accordance with generally accepted accounting principles for interim financial information and the applicable requirements of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's audited financial statements included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.  License Fee Receivable

         On September 25, 2000, Med-Design entered into a development and licensing agreement with MedAmicus, Inc. granting MedAmicus a license to manufacture and market the Company's Safety Seldinger Needle for certain venous applications. On September 7, 2001, Med-Design entered into an Addendum to the development and licensing agreement (the "Addendum"). The Addendum grants MedAmicus an exclusive license to manufacture and market the Company's retractable needle technology in the arterial access market and other related fields. Under the terms of the Addendum, Med-Design received a non-refundable, up-front license payment of $2,000,000 on October 15, 2001, $1,000,000 of which was paid in MedAmicus common stock and $1,000,000 of which was paid in cash. Med-Design has no further obligation under the agreement and accordingly recorded revenue and License fee receivable of $2,000,000 in September, 2001 to reflect the transaction.

                     MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



3.  Basic and Diluted Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30,                   September 30,
                                                                ----------------------------------   ---------------------------
                                                                     2001              2000              2001           2000
                                                                ----------------  ----------------   -------------- ------------

Net income (loss)                                                  $  226,335       ($1,646,418)     ($2,852,877)    ($1,510,819)

Dividends                                                                  --                --               --         150,000
                                                                   ----------       -----------      -----------     -----------
Net income (loss) applicable to common shares                      $  226,335       ($1,646,418)     ($2,852,877)    ($1,360,819)
                                                                   ==========       ===========      ===========     ===========

Basic earnings per common share

   Net income (loss) applicable to common shares                        $0.02            ($0.16)          ($0.27)         ($0.14)

Diluted earnings per common share

   Net income (loss) applicable to common shares                        $0.02            ($0.16)          ($0.27)         ($0.14)

Weighted average common shares- basic                              10,890,419        10,038,544       10,675,565       9,600,084

Weighted average common shares- diluted                            11,611,744        10,038,544       10,675,565       9,600,084


         Options and warrants to purchase 1,684,117 shares and 1,898,700 shares of common stock and 1,127,200 and 1,898,700 shares of common stock for the nine and three month periods ended September 30, 2001 and 2000 were excluded in computing diluted earnings per share as the effect was antidilutive.

4.  Stock Based Compensation

         In August 2000, the Company entered into various equity arrangements with officers of the Company involving grants of common stock, stock options and warrants to purchase common stock. The Company recorded compensation expense in the amount of $638,552 and $1,374,046 in connection with these transactions for the three and nine months ended September 30, 2001 to reflect vesting of the grants.

5.  Commitments and Contingencies

         In August 2000, Med-Design's shareholders approved the issuance of a warrant to purchase 50,000 shares of common stock at an exercise price of $6.26 per share and the issuance of 125,000 shares of common stock to John F. Kelley, a director of the Company in connection with the performance of consulting services. This compensation arrangement was approved, subject to the conclusion of negotiations of Mr. Kelley's contract. Negotiations have not yet concluded, and the Company continues to discuss contract terms with Mr. Kelley.

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

Overview

         We are principally engaged in the design, development and licensing of safety medical devices intended to reduce the incidence of accidental needlesticks. To date, substantially all of our revenues have been derived from "up-front" license payments made by Becton Dickinson and MedAmicus, Inc.

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

         On September 25, 2000, Med-Design entered into a license agreement with MedAmicus, Inc. granting MedAmicus a license to manufacture and market our Safety Seldinger Needle for certain venous applications. Under the license agreement, we have the right to receive royalty payments based on MedAmicus' net sales of the Safety Seldinger Introducer Needle.

         On May 14, 2001, Med-Design entered into a five-year co-promotion agreement with Abbott Laboratories. Under the terms of the agreement, Abbott One2One Global Pharmaceutical Services will promote Med-Design's Safety Pre-filled Cartridge Injector in conjunction with Abbott's filling and finishing of pharmaceuticals and biologics into vials, cartridges, syringes and intravenous bags for sale to other pharmaceutical companies.

         On September 7, 2001, Med-Design entered into an Addendum (the "Addendum") to the development and licensing agreement with MedAmicus, Inc. The Addendum grants MedAmicus an exclusive license to manufacture and market the Company's retractable needle technology in the arterial access market and other related fields. Under the terms of the Addendum, Med-Design received an initial payment of $2,000,000, $1,000,000 of which was paid in MedAmicus common stock and $1,000,000 of which was paid in cash on October 15, 2001. In addition, Med-Design is entitled to receive royalties of 20% of net sales of the product, which royalty rate may be reduced to 17% if certain sales volumes are met.

         On September 18, 2001, Med-Design entered into an agreement with Owens-Illinois Closure Inc. to manufacture its Safety Pre-filled Cartridge Injector. Under the terms of the Company's co-promotion agreement with Abbott Laboratories, Med-Design is responsible for the manufacturing of the Safety Pre-filled Cartridge Injectors. Owens-Illinois is a Toledo, Ohio based leading manufacturer of medical packaging and healthcare products.

         BD launched the Safety I.V. Catheter using Med-Design's technology in April 2001 as the Autoguard Pro. MedAmicus launched the venous access Seldinger Needle Device in September 2001. Several other products licensed to BD are expected to launch by the end of 2001. We anticipate the generation of royalty payments in 2001 under the BD and MedAmicus license agreements as a result of the launch of these products.

Results of Operations

Results of Operations for the Three Month Periods Ended
 September 30, 2001 and 2000

         We had revenues of $2,040,000 for the three months ended September 30, 2001. We had no revenues for the corresponding period in 2000. All revenue for the three months ended September 30, 2001 reflected the license fee in connection with the initial payment made by MedAmicus under the Addendum.

         Income from operations for the three months ended September 30, 2001 was $226,335 as compared to a loss from operations of $1,646,418 for the corresponding period in 2000, or an increase of $1,872,753. The income from operations was due to recognition of revenues for the three months ended September 30, 2001.

         General and administrative expenses for the three months ended September 30, 2001 were $908,087, an increase of $27,412 as compared to general and administrative expenses of $880,675 for the corresponding period in 2000. The increase in general and administrative expense was primarily related to increased legal and travel expenses in connection with an increased level of business activities principally relating to our marketing efforts.

         Research and development expenses for the three months ended September 30, 2001 were $325,214, an increase of $26,862 as compared to $298,352 for the corresponding period in 2000.

         Stock based compensation for the three months ended September 30, 2001 was $638,552, an increase of $103,971 as compared to $534,581 for the corresponding period in 2000. The stock based compensation expense recognized for the three months ended September 30, 2001 is related to the vesting of certain equity agreements with an officer of the Company.

Results of Operations for the Nine Month Periods Ended
 September 30, 2001 and 2000

         Revenue for the nine months ended September 30, 2001 was $2,090,000, a decrease of $1,910,000 as compared to revenue of $4,000,000 for the corresponding period in 2000. Revenue for the nine months ended September 30, 2001 reflected an up-front license fee as well as payment for development work performed by Med-Design. Revenue for the nine months ended September 30, 2000 reflected up-front licensing payments made by Becton Dickinson under the May 11, 2000 license agreement.

         Loss from operations for the nine months ended September 30, 2001 was $2,852,877 an increase of $1,342,058 as compared to a loss of $1,510,819 for the corresponding period in 2000. The increase in loss was due primarily to a decrease in revenues for the nine months ended September 30, 2001 as compared to the corresponding period in 2000.

         General and administrative expenses for the nine months ended September 30, 2001 were $2,844,219, an increase of $255,785 as compared to $2,588,434 for the corresponding period in 2000. The increase in general and administrative was primarily related to increased legal and travel expenses in connection with an increased level of business activities principally relating to our marketing efforts.

         Research and development expenses for the nine months ended September 30, 2001 were $911,414, a decrease of $18,589 as compared to $930,003 for the corresponding period in 2000. During the first quarter of 2000, the Company incurred certain costs in connection with the transfer of technology of its syringe product to Becton Dickinson. The Company was not engaged in technology transfer during the first nine months of 2001.

         Stock based compensation for the nine months ended September 30, 2001 was $1,374,046, a decrease of $808,805 as compared to $2,182,851 for the corresponding period in 2000. The stock based compensation expense recognized for the nine months ended September 30, 2001 related to equity arrangements involving grants of common stock, stock options and warrants to purchase common stock entered into in August of 2000. Compensation expense is being recognized in the period ended September 30, 2001 to reflect vesting of the awards. The stock based compensation expense recognized for the nine months ended September 30, 2000 related to the modification of equity arrangements with certain of our employees and one former officer.

Liquidity and Capital Resources

         At September 30, 2001, cash, cash equivalents and available-for-sale securities totaled $4,474,826, as compared to $6,061,542 at December 31, 2000, a decrease of $1,586,716 or approximately 26%. The decrease is due to expenditures to support our operations in addition to the acquisition cost of additional patents, partially offset by cash received from the exercise of options and warrants.

         We have a revolving line of credit totaling $3,000,000. This facility can be used to fund working capital needs and finance capital equipment purchases. However, advances for capital equipment financing may not exceed $600,000. Borrowings are collateralized by substantially all of our assets. Any borrowings to meet working capital needs bear interest at LIBOR plus 2.25%, while borrowings to finance capital equipment purchases bear interest at the prime rate plus 2.5%. The facility expires on May 30, 2002, and there is no assurance that we will be successful in negotiating a continuation of the availability of the line of credit on reasonable terms. There were no amounts outstanding under the line of credit at September 30, 2001.

         Management believes that we have sufficient funds to support our planned operations for at least the next twelve months. The availability of resources over a longer period of time will be dependent on our ability to enter into licensing agreements and to receive royalty payments from our current and future licensees and our ability to enter into, and profitably operate under, joint venture or similar arrangements. If licensing revenues are insufficient to support operations, we are unsuccessful in negotiating additional agreements, or we are unable to otherwise obtain funds as required, we may be required to reduce the scope of, or cease, our operations.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         There were no amounts outstanding under our revolving line of credit at September 30, 2001. If we were to borrow under our credit facility, borrowings to meet working capital needs would bear interest at LIBOR plus 2.25% and borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. As a result, any such borrowings would be subject to the fluctuations in the market which affect LIBOR or the prime rate, respectively.

Item 4.  Submission of Matters to Vote of Securities Holders

         The Company held its Annual Meeting of Stockholders (the "Meeting") on August 3, 2001. The following were the matters voted upon at the Meeting.

         1. Election of Directors. The following Directors were elected at the
Meeting: James M. Donegan, Joseph N. Bongiovanni, Gilbert M. White, John F. Kelley, Pasqualle L. Vallone, Vincent J. Papa, James E. Schleif, Ralph Balzano, Richard Bergman, Michael W. Simpson and John Branton. The number of votes cast and withheld for each Director are as follows:


Director                                 For                   Withheld
------------------------              ---------                --------

James M. Donegan                      8,633,991                 58,970
Joseph N. Bongiovanni                 7,972,709                715,882
Gilbert M. White                      8,631,391                 61,550
John F. Kelley                        8,331,325                361,586
Pasquale L. Vallone                   8,637,619                 60,323
Vincent J. Papa                       8,632,601                 60,340
James E. Schleif                      8,631,901                 61,040
Ralph Balzano                         8,633,991                 58,950
Richard Bergman                       8,634,308                 58,633
Michael W. Simpson                    8,473,059                219,882
John Branton                          8,634,391                 58,550


2. Adoption of the Company's 2001 Equity Compensation Plan.

   For                     Against          Abstain          Broker Non-Votes
----------                ---------         -------          ----------------

3,678,157                 1,215,686         25,805           3,224,353

3. Amendment of the Company's Certificate of Incorporation to classify the Board of Directors.

  For                 Against               Abstain           Broker Non-Votes
---------            ---------              -------           ----------------

3,793,083            1,155,296              6,620                 3,224,353

4. Amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 shares to 30,000,000 shares.

  For                          Against                  Abstain
---------                      -------                  -------

8,559,648                      135,045                  37,548

5. Appointment of PricewaterhoueCoopers, LLP as the independent auditors of the Company for the year ending December 31, 2001.

  For                          Against                  Abstain
---------                      -------                  -------

8,651,596                      6,040                    35,605



Part II - OTHER FINANCIAL INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  10.1(1) Addendum Number One to the Development and Licensing Agreement for the Safety "Seldinger" Needle Device

         (b)      Reports on Form 8-K

         On August 2, 2001, we filed a Form 8-K (Item 5) discussing the Company's employment agreement with James M. Donegan, Chairman, CEO and President.

         On September 6, 2001, we filed a Form 8-K (Item 9) discussing the details of our patent portfolio.

         On September 13, 2001, we filed a Form 8-K (Item 9) discussing the details of the Addendum to our agreement with Med-Amicus, Inc.

----------------
(1) Incorporated by reference to Exhibit 10.1 to the registration statement on Form S-3 filed by MedAmicus, Inc. on October 16, 2001.

                                   Signatures




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           The Med-Design Corporation


Date: October 31, 2001                      /s/ James M. Donegan
                                            ----------------------------------
                                                James M. Donegan
                                                Chief Executive Officer


                                            /s/ Lawrence D. Ellis
                                            ----------------------------------
                                                Lawrence D. Ellis
                                                Chief Financial Officer