Form 10-K
period 2001-12-31
MED-DESIGN CORP
filed 2002-04-01
CIK 943736

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ to ____.

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

The aggregate market value of voting stock held by non-affiliates of the registrant (computed by reference to the last reported sale price of such stock on March 26, 2002) was $155,910,161. The number of shares of registrant's common stock outstanding as of March 26, 2002 was 11,018,386.

Documents incorporated by reference:

Certain portions of the registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (which is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 that address, among other things, acceptance of safety products by health care professionals; our expectations regarding contract manufacturing of certain specialty devices; our pursuit of additional collaborative arrangements; the ability to manufacture certain specialty devices using our assembly system; plans to rely on our strategic allies to pursue regulatory approvals; expectations regarding the ability of our products to compete with the products of our competitors; acceptance of our products by the marketplace as cost effective; the generation of royalty revenues from our licensees; factors affecting the ability of Becton Dickinson to sell products licensed from us; sufficiency of available resources to fund operations; factors affecting the availability of capital; plans regarding the raising of capital; the size of the market for our products; our plans regarding sales and marketing; our strategic business initiatives; our intentions regarding dividends and the launch dates of our licensed products. These statements may be found under "Item 1-Business," "Item 1-Risk Factors" and "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in this Report generally. We generally identify forward-looking statements in this Report using words like "believe," "anticipate," "will," "expect," "may," "could," "intend" or similar statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including lack of demand or low demand for our products or for safety products generally; a determination of Becton Dickinson to focus its marketing efforts on products other than those licensed from us; delays in introduction of products licensed by us due to manufacturing difficulties or other factors; our inability to license or enter into joint venture or similar collaborative arrangements regarding our other products; unanticipated expenses relating to our manufacturing effort and other factors discussed in "Item 1 - Risk Factors" and matters set forth in this Report generally. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

                                     PART I

ITEM 1. BUSINESS

                                    BUSINESS

         We are principally engaged in the design, development, licensing and manufacture (through collaborative arrangements with manufacturers) of safety medical devices intended to reduce the incidence of accidental needlesticks. Each safety medical device we design and develop incorporates our proprietary needle retraction technology. Our technology enables health care professionals to retract a needle into the body of the medical device for safe disposal without any substantial change in operating technique. Our products generally can be categorized into the following four groups:

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

         Becton, Dickinson and Company (BD), a major medical technology company, is the principal licensee of our patented products. The licensing agreements we have entered into with BD grant BD the exclusive worldwide rights to manufacture and market our patented products in three fields of use, Injection Syringe, IV Catheters and Blood Collection. In addition to up-front cash payments, the agreements with BD provide for continuing royalty payments based upon BD's net sales of the licensed products. See "Becton Dickinson Relationship," below.

         In June 2001, we entered into a co-promotion agreement with Abbott Laboratories to co-market our pre-filled injector products to the pharmaceutical industry in conjunction with Abbott's pharmaceutical fill/finish technology.

         In September 2001, we expanded our relationship with MedAmicus, Inc. by granting MedAmicus the right to exclusively manufacture and distribute our center-line retractable safety needle (Safety Seldinger Introducer Needle) into the arterial access market. This expanded our prior agreement with MedAmicus under which MedAmicus agreed to manufacture and market our Safety Seldinger Introducer Needle for certain venous applications.

         In connection with our efforts to enter into collaborative arrangements for the marketing and distribution of certain of our products, we determined that we would enhance our efforts with potential strategic allies that do not possess manufacturing capabilities if we could offer to have the products manufactured. We entered into two OEM Manufacturing Agreements with Owens-Illinois Closure, Inc. for the manufacture of our Safety Pre-filled Cartridge Injector and Safety Dental Pre-filled Cartridge Injector. Under the terms of the agreements, we will purchase the automated equipment and molds necessary for Owens-Illinois to manufacture the products. In connection with the Safety Dental Pre-filled Cartridge Injector, we recently entered into a binding term sheet with Sultan Chemists that will, upon execution of a definitive agreement, give Sultan the right to exclusively purchase, market and sell the product for ten years.

         We continue to seek collaborative arrangements for the remaining products in our portfolio.

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

          o modify and improve our current products in response to market research and input provided by medical professionals;

          o develop additional safety medical devices based on our core technology in response to the specific requests and needs of our current and potential licensees and potential strategic allies;

          o enter into collaborative arrangements with major pharmaceutical and medical device companies where such arrangements would provide for greater revenue opportunities than licensing; and

          o pursue opportunities to manufacture or have manufactured selected products pursuant to collaborative arrangements in which our strategic allies will be responsible for marketing and distribution.

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

         Safety Pre-filled Dual Chamber Injector. The Safety Pre-filled Dual Chamber Injector allows medication to be injected directly into a patient from freeze-dried powders produced by many pharmaceutical manufacturers. In the first step, sterile water, in one chamber, is introduced into the freeze-dried powder chamber. This introduction quickly mixes the water and powder, allowing for the injection. After the medication in the vial has been delivered, the needle of the syringe automatically and fully retracts into the body of the syringe. The needle seals in place rendering it harmless and inoperable. The Safety Pre-filled Dual Chamber Injector can be manufactured with needles of various gauges and sizes.

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

         Safety Arterial Blood Gas Syringe. Arterial blood gas syringes are used to collect small samples of arterial blood and deliver the blood to a blood gas analyzer. The retraction mechanism of the Safety Arterial Blood Gas Syringe operates in the same manner as the retraction mechanism on the Safety Blood Collection Needle. The sealed needle housing can be separated from the syringe barrel and safely discarded into a sharps container. The filled syringe barrel is then ready for delivery to a laboratory for analysis. The Safety Arterial Blood Gas Syringe is designed for conventional laboratory processing and attaches to any standard blood gas syringe with a luer fitting, as would a non-safety needle.

         Safety Blood Donor Needle Set. The Safety Blood Donor Needle Set is used to collect large volumes of blood for blood bank storage. The retraction mechanism of the Safety Blood Donor Needle Set operates in the same manner as the retraction mechanism on the Safety Blood Collection Needle. The Safety Blood Donor Needle Set is compatible with all standard blood bag tubing sets and can be manufactured to include a safety blood sampling adapter.

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

         Safety Seldinger Needle. The Safety Seldinger Needle consists of a barrel-like structure within which the needle is retracted and protected once it has been inserted into the patient's vein or artery. Once the needle is placed in the patient, the guidewire is introduced into the patient's vein or artery, enabling an arterial or venous catheter to slide over the guidewire into the patient's vein or artery. By depressing a conveniently located button on the barrel of the device, a user can cause the needle to automatically and fully retract into a protective sheath while still in the patient. The needle seals in place, rendering it harmless and inoperable. The Safety Seldinger Needle is compatible with all standard gauge needles and guidewires.

         Safety Wing Needle Set/Catheter. The Safety Wing Needle Set/Catheter is used to continuously deliver fluids into a patient's vein. The catheter is inserted into the patient's vein by a steel needle within the flexible catheter. When the venous access has been successfully completed, a user can cause the needle to automatically and fully retract into the body of the device by pushing the conveniently located button on the side of the device. The sharp end of the needle is completely shielded within the device, allowing intravenous fluid from a gravity bag or infusion pump to flow through the retracted steel needle. Upon completion of the infusion therapy, the Safety Wing Needle Set/Catheter may be removed from the patient with no possibility of an accidental needlestick.

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

Sales and Marketing

         Because we focus on the design, development, licensing and manufacture (through collaborative arrangements with manufacturers) of safety medical products, we are not engaged in the marketing and sale of our products directly to health care professionals. Our marketing efforts focus upon identifying, principally through the use of publicly available information, market leaders in the pharmaceutical and medical device industries who we believe have either a desire to incorporate safety applications in their existing products or who have the ability to manufacture and/or distribute our products. We seek to have these companies license our products or enter into collaborative arrangements through which our needle retraction technology is applied to their existing products.

         In addition to direct marketing efforts, recent safety needle legislation and our relationship with BD have increased industry awareness of our products. Several potential licensees and strategic allies have contacted us to discuss the possibility of applying our needle retraction technology to their existing products. We cannot predict whether these contacts will result in definitive agreements.

Research and Development

         Our research and development efforts in the past have focused primarily upon the design and development of the products described above and the equipment necessary to assemble those products. Research and development expenses were $1,073,323 in 2001 and $1,143,938 and $1,228,101 in 2000 and 1999,
respectively. Our research and development efforts going forward will focus primarily upon:

          o the modification and improvement of our current products in response to market research and input from health care professionals; and

          o the development of new safety medical devices in response to the specific requests and needs of our licensees and potential strategic allies.

         Our research and development staff consists of nine employees.

Facilities and Manufacturing

         Our primary focus has been upon the design, development, licensing and manufacture (through collaborative arrangements with manufacturers) of safety medical devices. We have generally sought to contract with third parties for the manufacture and distribution of our products through licensing agreements and collaborative arrangements. In this regard, we determined that we would enhance our efforts with potential partners that do not possess manufacturing capabilities if we could offer to have the products manufactured. We entered into two OEM Manufacturing Agreements with Owens-Illinois for the manufacture of our Safety Pre-filled Cartridge Injector and Safety Dental Pre-filled Cartridge Injector. Under the terms of the agreements, we will purchase the automated equipment and molds necessary for Owens-Illinois to manufacture the products. We will continue to explore additional opportunities to manufacture selected products pursuant to collaborative arrangements in which our strategic allies will be responsible for marketing and distribution. These products would involve production levels that are substantially lower than the products of the type licensed to BD.

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

         The assembly system is currently being used to pilot manufacture limited quantities of our products to demonstrate to potential third-party manufacturers the economic feasibility of the commercial production of our products. With some modifications, the semi-automated assembly system is capable of producing up to 6,000,000 units per year and can produce one or more of our products at a time. This assembly system could enable us to manufacture the products we design for certain niche markets which do not involve the same manufacturing scale as more widely used products, such as those licensed to BD. However, as noted above, we have decided to utilize a contract manufacturer to manufacture products for commercial distribution.

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

         Because our focus is on the development, design and licensing of medical safety devices rather than marketing and manufacturing of the devices, we do not typically make the regulatory filings necessary to sell our products. We rely on our licensees and other strategic allies to pursue regulatory approvals and anticipate that we will rely on any strategic allies with whom we may contract in the future in a similar fashion unless we manufacture the product.

         The FDCA provides two basic review procedures by which medical devices can receive FDA marketing authorization. Certain products qualify for a submission authorized by Section 510(k) of the FDCA. To receive Section 510(k) clearance, a pre-market notification must be filed with the FDA that a company plans to begin marketing a medical device. The filing must establish that the medical device is substantially equivalent to another medical device that has been granted prior FDA pre-market notification clearance or was marketed prior to May 28, 1976, the date of enactment of the Medical Device Amendments.

Marketing may commence when the FDA issues a letter finding substantial equivalence. If a product does not qualify for Section 510(k) clearance, a pre-market approval application must be filed. Pre-market approval applications must demonstrate that the medical device is safe and effective. The pre-market approval process is typically more complex and time consuming than the Section 510(k) clearance process, and requires the submission of laboratory, pre-clinical and clinical data.

         If we decide to commercially market and manufacture some of the products we develop, separate from our current or any future license agreement, we may be required to file for Section 510(k) clearance, or possibly pre-market approval, for such products. In that case, we also would be required to comply with FDA post-market reporting requirements, including the submission of reports on certain adverse events and malfunctions, and requirements governing the promotion of medical devices. In addition, modifications to our devices may require the filing of new 510(k) submissions or pre-market approval supplements, and we will need to comply with FDA regulations governing medical device manufacturing practices. The FDA and the California Department of Health Services (DHS) require medical device manufacturers to register as such and subject them to periodic FDA and DHS inspections of their manufacturing facilities. The FDA requires that medical device manufacturers produce devices in accordance with the FDA's current Quality System Regulation (QSR), which governs the methods, facilities and controls used for the design, manufacture, testing, packaging, labeling and storage of medical devices. We are not currently required to register our pilot manufacturing facility or comply with QSR requirements because we do not commercially manufacture and distribute the devices we produce in our facility, but we will be required to register and comply if we commence commercial manufacturing.

         There is a different set of regulatory requirements in place for the European Union (EU). In the EU the company putting a medical device onto the market must comply with the requirements of the Medical Devices Directive (MDD) and affix the CE mark to the product to attest to such compliance. To achieve this, the medical devices in question must meet the "essential requirements" defined under the MDD relating to safety and performance, and the relevant company must successfully undergo a verification of its regulatory compliance by a third party standards certification provider, a so-called "Notified Body." The nature of the assessment will depend on the regulatory class of products concerned, which in turn determines the precise form of testing to be undertaken by the Notified Body.

         The requirements of the MDD must be complied with by the "manufacturer of the device," which is defined as the party responsible for the design, manufacture, packaging and labeling of the device before it is placed on the EU market, regardless of whether these operations are carried out by this entity or on its behalf.

         Accordingly, where medical devices are marketed by our licensees or strategic allies under their names, compliance with the MDD will be their responsibility. In the event that we decide to manufacture devices to be distributed in the EU market under our name, all compliance responsibilities will be borne by us.

         In the case of devices such as certain versions of the safety pre-filled vial injector which incorporates a medicinal product as one integrated product, the regulatory requirements are those relating to medicines as opposed to devices and an application for a marketing authorization must be made under Directive 65/65 EEC. However, the safety and performance of the device features of the integral product are assessed in accordance with the essential requirements of Annex I of the MDD. Again, if the device is marketed by our licensees or strategic allies under their names, all regulatory compliance obligations will be borne by such licensees or strategic allies. The party responsible for regulatory compliance will be subject to continued surveillance by the Notified Body and will be required to comply with additional national requirements that are beyond the scope of the MDD.

Competition

         The safety medical device market is highly competitive. Licensees of our products and our other strategic allies will compete in the United States and abroad with the safety products and standard products manufactured and distributed by companies such as:

          o    Kendall Healthcare Products Company,

          o    B. Braun,

          o    Terumo Medical Corporation of Japan,

          o    Medi-Hut, Inc.,

          o    Bio-Plexus, Inc., and

          o    Johnson & Johnson.

         Developers of safety medical devices which we compete against for license and collaborative arrangements with medical device and pharmaceutical companies include:

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

Becton Dickinson Relationship

         On December 11, 1998, we entered into a license agreement with BD under which we licensed certain of our products to BD. In connection with the agreement, we received an up-front licensing fee of $4.5 million in addition to the right to receive royalty payments based on BD's net sales of the licensed products. In addition, the license agreement granted BD an option to license five of our other products. On March 12, 2000, we signed a binding term letter with BD outlining the terms for a definitive agreement under which BD would license certain products that we previously granted them an option to license. We recognized $1.5 million of revenue in the form of an up-front licensing fee upon the signing of the binding term letter. On May 11, 2000, we entered into a definitive license agreement with BD based upon the terms of the March 12, 2000 binding term letter. Under the definitive license agreement, we received an additional $2.5 million in up-front licensing fees and the right to receive royalty payments based on BD's net sales of the products licensed under such agreement. We anticipate market introduction by BD of several licensed products encompassing our safety technology during 2002.

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

         On November 6, 2000, President Clinton signed the Needlestick Safety and Prevention Act amending OSHA's Bloodborne Pathogens Standard to require that employers implement the use of safer medical devices in their facilities. To implement the statutory mandates in the Needlestick Safety and Prevention Act, OSHA has issued a number of further revisions to its Bloodborne Pathogens Standard. The revised standard became effective on April 18, 2001. The new standard provisions impose several needle device safety requirements on employers, including:

          o evaluation and implementation of safer needle devices as part of the re-evaluation of appropriate engineering controls during an employer's annual review of its exposure control plan;

          o documentation of the involvement of non-managerial, frontline employees in choosing safer needle devices; and

          o establishment and maintenance of a sharps injury log for recording injuries from contaminated sharps.

         On November 27, 2001, OSHA issued a compliance directive (CPL 2-2.69) that advises OSHA's regional offices on the proper interpretation and enforcement of the revised Bloodborne Pathogens Standard provisions. The compliance directive confirms that the consideration of safer needle devices in annually reviewing and updating the exposure control plan is a critical element of the Bloodborne Pathogens Standard. The compliance directive also stresses that the standard requires employers to use engineering controls (e.g., safer needle devices) if such controls will remove or eliminate the hazards to employees. As a result of these regulatory actions, we anticipate that the demand for safety medical devices such as those which we produce, will increase over the next twelve months.

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

         We have 15 United States patents covering our retractable needle technology and specific products based upon our technology. In addition, we have 15 foreign national patents and two European patents covering 12 countries. We also have 21 United States, 64 foreign national, 14 European and
12 international patent applications pending. In addition, we have a pending United States design patent application based on one of our products, and two foreign national design registrations and three pending foreign design applications.

Employees

         As of March 2, 2002, we had 19 full-time employees and 2 part-time employees, most of whom were located at our corporate offices.

                                  RISK FACTORS

We have a history of net losses and anticipate we will incur continued losses for the foreseeable future.

         We have incurred significant losses since inception. As of December 31, 2001, our accumulated deficit was $29,152,181. Among other things, our ability to achieve profitability is dependent upon:

          o    the successful marketing of our products by licensees;

          o our ability to license additional products that are not currently subject to licenses or have these products distributed through joint venture or similar arrangements; and

          o our ability to develop additional products based on our core technologies.

         We have licensed to BD several of our products. We anticipate that several licensed products will be launched in 2002. We are unable to predict whether BD's marketing efforts will be successful and whether the licenses will generate meaningful revenues for us. If our licensees are not successful in marketing our products, and if we are not successful in licensing additional products, we may never generate meaningful revenues, in which case our long-term viability would be threatened.

We are dependent upon our licensing agreements with BD, and if BD is not successful in selling, or determines not to pursue the sale of, products licensed from us, our business will be harmed.

         To date, substantially all of our revenues have been derived from "up front" license payments made by BD. We anticipate that royalty payments from BD related to sales of our products will constitute all or a substantial portion of our revenues for the next twelve months. Under the license agreement with BD dated December 11, 1998, BD has the right to terminate the agreement upon 60 days' notice and would be subject to no further funding obligations to us with respect to the products licensed under the agreement if it decides to terminate. The ability of BD to sell products it has licensed from us will depend on competitive factors and the resources BD commits to the sale of products they have licensed from us. The extent to which BD commits its resources to the sale of products licensed from us is entirely within BD's control. BD is not obligated to pursue the development and commercialization of these products. Therefore, our licensing arrangements with BD may not result in the successful commercialization of our products and may not generate any future royalty payments. If BD terminates the licensing agreements, is unsuccessful in developing or selling the licensed products or otherwise determines not to pursue the development and sale of the licensed products, our business will be harmed.

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

         At December 31, 2001, we had a revolving line of credit totaling $3,000,000. This facility can be used to fund working capital needs and finance capital equipment purchases. However, advances for capital equipment financing may not exceed $600,000, and borrowings are collateralized by substantially all of the company's assets. The facility expires on May 31, 2002, and there is no assurance that we will be successful in negotiating a continuation of the availability of the line of credit or the terms which will be made available to us. There were no amounts outstanding under the credit facility at December 31, 2001.

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

         Our licensees pursue regulatory approvals. As a result, our ability to receive royalties from licensed products may be impaired or delayed if the licensees do not devote sufficient resources to the regulatory approval effort. Moreover, obtaining FDA approval or clearance to market a product can be a lengthy and costly process, which in some cases involves extensive clinical studies. Our licensees may not be able to obtain the necessary FDA authorizations to allow marketing of our products in a timely fashion, or at all.

         Even if our licensees obtain the necessary approvals or clearances, later problems with the product could cause the FDA to suspend or revoke the approvals or clearances. Also, if the FDA authorizes marketing of licensed products, our licensees will be subject to continuing requirements governing, among other things, the claims that can be made with respect to the products and manufacturing processes. We could confront similar difficulties and obstacles if, in connection with joint venture or similar arrangements, we directly pursued regulatory approvals or clearances. Failing to comply with the FDA's requirements can result in issuance of FDA Warning Letters, Agency refusal to approve or clear products, revocation or withdrawal of approvals previously granted, product seizures, injunctions, recalls, operating restrictions, limitations on continued marketing and civil and criminal penalties.

         Although we have a manufacturing facility at our headquarters, we have used this facility only for prototype manufacturing and to determine the feasibility of high volume manufacture of a product. The devices manufactured at our facility are not used on humans. Therefore, compliance with regulatory manufacturing requirements is not required with respect to the operation of the manufacturing facility. However, we do, and plan to continue in the future, to seek to, manufacture and market some of our products, either ourselves, or through joint ventures or other contractual arrangements under which third parties manufacture and, in some instances, sell our products. These contractual arrangements may require us to seek separate clearance or approval by the FDA of these products and to comply with ongoing FDA requirements for submission of safety and other post-market information. These arrangements also may involve our assumption of commercial manufacturing responsibility with respect to some of our products. If we engage in commercial manufacturing, we will be required to adhere to requirements pertaining to the FDA's current Quality System Regulation, commonly known as the QSR. The current QSR requirements govern the methods, facilities and controls used for the manufacture, testing, design, packaging, labeling and storage of medical devices. We may not be able to comply with current QSR regulations or other FDA regulatory requirements, resulting in delay or inability to manufacture the products. To the extent that we utilize contract manufacturers, those manufacturers will be subject to the QSR and other requirements described above.

         To market a product in the European Union (EU) a manufacturer must be entitled to affix a CE marking to the device, which is a European symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. A CE marking allows a device to be marketed in all members states of the EU and accordingly, failure to be entitled to affix a CE marking will prohibit the marketing of a device anywhere in the EU.

         The responsibilities for compliance with the CE requirements lie with the manufacturer of the device which is defined in the Medical Devices Directive
(MDD) as the party putting the device on the EU market under its name. Accordingly, we rely upon our licensees and contract manufacturers to satisfy the necessary compliance criteria and if they do not devote sufficient resources to this process, our ability to receive royalties or other revenues from the sale of the products will be diminished. Furthermore, the licensees and contract manufacturers may not be able to satisfy the necessary requirements to allow marketing of our products in a timely fashion or at all.

         In the case of devices incorporating a medicinal product as a single integrated product, such as the safety pre-filled glass syringe, the EU regulatory requirements are those relating to medicines as opposed to devices, in which case our licensees must make an application for a marketing authorization under Directive 65/65 EEC. However, the safety and performance of the device features of the integral product are assessed in accordance with the essential requirements of Annex I of the MDD. The application must be made to one EU country, and if approved, is then mutually recognized in all other remaining EU countries. The process can be very time consuming, and we cannot assure that authorization would be granted at all.

         Our failure or the failure of our licensees or contract manufacturers to comply with the FDA and other applicable regulations could cause our business to be harmed significantly.

We are dependent on our licensees and contract manufacturers for the manufacture of our products.

         We previously have relied on our licensees to arrange for the commercial manufacture of our products. Our licensees generally manufacture our products at their own facilities. In addition, in 2001 we signed an agreement with a contract manufacturer to produce two of our products if we enter into a distribution arrangement for the products. Contracting with third parties or relying on licensees to manufacture our products presents the following risks:

          o delays in the manufacture of our products could have a material adverse effect on the marketing of our products;

          o the manufacturers may not comply with requirements imposed by the Food and Drug Administration or other governmental agencies, which are described in the preceding risk factor;

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

         We may become involved in litigation or interference proceedings declared by the U.S. Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States. If any of our competitors have filed patent applications or obtained patents that claim inventions that we also claim, we may have to participate in an interference proceeding to determine who has the right to a patent for these inventions in the United States. If a litigation or interference proceeding is initiated, we may have to spend significant amounts of time and money to defend our intellectual property rights or to defend against infringement claims of others. Litigation or interference proceedings could divert our management's time and effort. Even unsuccessful claims against us could result in significant legal fees and other expenses, diversion of management time and disruption in our business. Any of these events could harm our ability to compete and adversely affect our business.

         An adverse ruling arising out of any intellectual property dispute could invalidate or diminish our intellectual property position. An adverse ruling could also subject us to significant liability for damages, prevent us from using processes or products, or require us to license intellectual property from third parties. Costs associated with licensing arrangements entered into to resolve litigation or an interference proceeding may be substantial and could include ongoing royalties. We may not be able to obtain any necessary licenses on satisfactory terms.

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

         All of the products we have designed and developed to date, and products we currently intend to design and develop, are based upon our proprietary retraction technology. Our focus on a single core technology makes us vulnerable to the development of superior competing products and changes in technology that could eliminate any demand for our products. Our business would suffer if a superior competing product were developed, or if there were a reduced demand for products such as ours. Moreover, we may not be able to successfully develop additional products or applications of our technology.

Our products may not achieve market acceptance.

         The use of safety needles is relatively new. Although the market for syringes, fluid collection devices and infusion therapy devices is large, actual sales of our products may not be significant. Sales of our products will depend mostly upon our licensees' ability to demonstrate the operational and safety advantages of our products compared to standard syringes, fluid collection devices and infusion therapy devices and safety medical devices developed by our competitors. Our licensees and others who have contracted to sell our products may be unable to sell our products due to the higher cost of safety medical devices relative to standard medical devices. There may never be a significant demand for our products.

We are dependent on the sales and marketing efforts of our licensees and strategic allies to sell our licensed products, and our business will suffer if our licensees or strategic allies do not successfully market our products.

         We currently have limited sales and marketing capabilities, and we do not intend to build a sales and marketing infrastructure for commercial sales of our products. Accordingly, we are dependent on our licensees and other strategic allies to sell our products and generate royalties for us. If our licensees and strategic allies do not devote sufficient effort to the sale and marketing of our products, or are otherwise unsuccessful in marketing our products, our business will suffer.

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

         The manufacture and sale of our medical devices entails an inherent risk of liability in the event of product failure or claim of harm caused by product operation. We may not be able to avoid product liability claims. Although we currently maintain product liability insurance coverage ($5,000,000 per occurrence and in the aggregate), such coverage may not be sufficient to protect us or may not remain available at a reasonable cost. If we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we could be severely harmed if a person brings a successful product liability claim against us.

Our markets are highly competitive.

         The safety medical device market is highly competitive. Our products will compete in the United States and abroad with the safety products and standard products manufactured and distributed by companies such as:

          o    Kendall Healthcare Products Company,
          o    B. Braun,
          o    Terumo Medical Corporation of Japan,
          o    Med-Hut, Inc.,
          o    Bio-Plexus, Inc., and
          o    Johnson & Johnson.

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

         As of March 2, 2002, our directors and officers beneficially owned or controlled approximately 18% of the outstanding common stock. Accordingly, such executive officers and directors, as a group, have the ability to exert significant influence over the election of our Board of Directors and corporate actions requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of the our assets. The interests of these stockholders could conflict with the interests of our other stockholders.

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

         As of December 31, 2001, there were 10,963,386 shares of our common stock issued and outstanding. In addition, an aggregate of 2,096,413 additional shares of our common stock are issuable pursuant to stock options granted under our Non-Qualified Stock Option Plan and warrant agreements. Our common stock will be subject to dilution should we offer our equity securities in the future.

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

         We have an authorized class of 5,000,000 shares of preferred stock, none of which are issued and outstanding. The Board of Directors has the authority, without shareholder approval, to issue preferred stock in one or more series and to fix the relative rights and preferences of the preferred stock, including their redemption, dividend and conversion rights. In addition, our certificate of incorporation provides for a classified board of directors, with each board member serving a staggered three-year term. The issuance of preferred stock and the existence of a classified board of directors could have the effect of delaying, deterring or preventing a change in control.

ITEM 2. DESCRIPTION OF PROPERTIES

         We lease an approximately 26,000 square foot facility in Ventura, California. In addition to our corporate offices, the facility includes space for the following:

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

         The assembly system is currently being used to pilot manufacture limited quantities of our products to demonstrate to potential third-party manufacturers the economic feasibility of the commercial production of our products. With some modifications, the semi-automated assembly system is capable of producing up to 6,000,000 units per year and can produce one or more of our products at a time. This assembly system will enable us to manufacture the products we design for certain niche markets which do not involve the same manufacturing scale as more widely used products, such as those licensed to BD.

         Our annual lease payments for this facility are approximately $149,712 and the lease expires on October 31, 2003.

ITEM 3. LEGAL PROCEEDINGS

         There are no legal proceedings pending or, to the knowledge of management, threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2001 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock began trading on the Nasdaq National Market under the symbol "MEDC" on March 23, 2001. Prior to that time, our common stock was traded on the Nasdaq SmallCap Market under the same symbol.

Market Information

Fiscal year ended December 31, 2000                 High          Low
-----------------------------------                 ----          ---
First Quarter....................................$ 20 3/4       $ 12 5/16
Second Quarter...................................  16 1/2         8 1/8
Third Quarter....................................  15 3/4         9 1/2
Fourth Quarter...................................  23             11 3/4

Fiscal year ended December 31, 2001                 High          Low
-----------------------------------                 ----          ---
First Quarter....................................$ 18 7/8       $ 10 1/2
Second Quarter...................................  31 4/5         13
Third Quarter....................................  42 3/8         13 7/16
Fourth Quarter...................................  23 1/2         11 3/4

Holders

         As of February 28, 2001, we estimate that we had approximately 80 holders of record of our common stock.

Dividends

         We have never paid or declared and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business.

ITEM 6. SELECTED FINANCIAL DATA

         The following data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Form 10-K.

Year ended                         2001              2000              1999            1998            1997
---------------------------------------------------------------------------------------------------------------
Revenue.................        $2,330,000        $4,128,993        $       --      $4,500,000      $       --
Net Income (loss).......       ($4,026,991)      ($2,793,365)      ($4,247,473)     $  882,889     ($5,219,833)
Total assets............        $8,259,960        $8,565,573        $7,257,286      $8,482,885      $8,293,030
Debt....................        $   16,806        $   20,895        $1,073,797      $1,579,824      $  154,674
Net Income per
common share ...........       ($     0.38)      ($     0.30)      ($     0.53)     $     0.11     ($     0.57)
---------------------------------------------------------------------------------------------------------------

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         We are principally engaged in the design, development, licensing and manufacture (through collaborative arrangements with manufacturers) of safety medical devices intended to reduce the incidence of accidental needlesticks. To date, substantially all of our revenues have been derived from "up front" license payments made by BD.

         On December 11, 1998, we entered into a license agreement with BD under which we licensed certain of our products to BD. In connection with the agreement, we received an up-front licensing fee of $4.5 million in addition to the right to receive royalty payments based on BD's net sales of the licensed products. In addition, the license agreement granted BD an option to license five of our other products. On March 12, 2000, we signed a binding term letter with BD outlining the terms for a definitive agreement under which BD would license the products subject to the option to license. We recognized $1.5 million of revenue in the form of an up-front licensing fee upon the signing of the binding term letter. On May 11, 2000, we entered into a definitive license agreement with BD based upon the terms of the March 12, 2000 binding term letter. Under the definitive license agreement, we received an additional $2.5 million in up-front licensing fees and the right to receive royalty payments based on BD's net sales of the products licensed under such agreement.

         On September 25, 2000, we entered into a development and licensing agreement with MedAmicus, Inc. granting MedAmicus a license to manufacture and market our Safety Seldinger Introducer Needle for certain venous applications. Under the terms of the agreement, we have the right to receive royalty payments based on MedAmicus' net sales of the Safety Seldinger Introducer Needle. On September 7, 2001, we entered into an Addendum (the "Addendum") to the development and licensing agreement with MedAmicus. The Addendum grants MedAmicus an exclusive license to manufacture and market our Safety Seldinger Introducer Needle in the arterial access market and other related fields. Under the terms of the Addendum, we received an initial payment of $2,000,000, $1,000,000 of which was paid in 68,027 shares of MedAmicus common stock and $1,000,000 of which was paid in cash on October 15, 2001. In addition, we are entitled to receive royalties of 20% of net sales of the product, which royalty rate may be reduced to 17% if certain sales volumes are met.

         On May 14, 2001, we entered into a five-year co-promotion agreement with Abbott Laboratories. Under the terms of the agreement, Abbott One2One Global Pharmaceutical Services will promote our Safety Pre-filled Cartridge Injector in conjunction with Abbott's filling and finishing of pharmaceuticals and biologics into vials, cartridges, syringes and intravenous bags for sale to other pharmaceutical companies.

         In September 2001, we entered into two OEM Manufacturing Agreements with Owens-Illinois Closure Inc. for the manufacture of our Safety Pre-filled Cartridge Injector and Safety Dental Pre-filled Cartridge Injector. Under the terms of the agreements, we will purchase the automated equipment and molds necessary for Owens-Illinois to manufacture the products.

         In January 2002, we entered into a binding term sheet with Sultan Chemists that will, upon execution of a definitive agreement, give Sultan the right to exclusively purchase, market and sell the Safety Dental Pre-filled Injector for ten years.

         BD introduced the Safety I.V. Catheter using Med-Design's technology in April 2001 as the Autoguard Pro. MedAmicus launched the venous access Seldinger Needle Device in September 2001. We anticipate market introductions by BD of several licensed products encompassing our safety technology during 2002.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Total revenue for the year ended December 31, 2001 was $2,330,000 compared to revenue of $4,128,993 in 2000. The revenue in 2001 consisted principally of an up front license payment from MedAmicus for the Safety Seldinger Introducer Needle arterial access. The revenue in 2000 consisted principally of $4,000,000 in up front licensing payments made by BD under the May 11, 2000 license agreement.

         Loss from operations for the year ended December 31, 2001 was $4,245,710, an increase of $1,166,048 as compared to loss from operations of $3,079,662 for the corresponding period in 2000. The increase in operating loss was due primarily to a reduction in revenue that was partially offset by a reduction in general and administrative expenses related to equity based compensation.

         General and administrative expenses, excluding stock based compensation for the year ended December 31, 2001 were $3,710,305, an increase of $193,145 as compared to general and administrative expenses of $3,517,160 for the corresponding period in 2000. The increase in general and administrative expenses was principally due to an increase in the general level of business activities, primarily related to increased legal and travel expenses, to enable us to market our products.

         Stock based compensation, which resulted from the issuance and extension of options, warrants and other stock based grants and awards was $1,792,082 in 2001 and $2,547,557 in 2000, a reduction of $755,475. There were no new agreements for stock based compensation in 2001 that resulted in expense in the period. All expense recorded in 2001 related to the vesting of arrangements entered into in 2000.

         Research and development expenses for the year ended December 31, 2001 were $1,073,323, a decrease of $70,615 as compared to research and development expenses of $1,143,938 for the corresponding period in 2000. The higher level of expenses in 2000 were due primarily to research and development activities to modify our licensed products based on specific requests of our licensees.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Total revenue for the year ended December 31, 2000 was $4,128,993; we had no revenue for 1999. The revenue in 2000 consisted principally of $4,000,000 in up front licensing payments made by BD under the May 11, 2000 license agreement.

         Loss from operations for the year ended December 31, 2000 was $3,079,662, a decrease of $1,110,852 as compared to loss from operations of $4,190,514 for the corresponding period in 1999. The decrease was due primarily to the receipt of license fee revenue in 2000 offset by increases in general and administrative expenses and stock based compensation expenses described below.

         General and administrative expenses, excluding stock based compensation, for the year ended December 31, 2000 were $3,517,160, an increase of $818,746 as compared to general and administrative expenses of $2,698,414 for the corresponding period in 1999. The increase in general and administrative expenses was principally due to an increase in the general level of business activities, primarily related to increased legal and travel expenses, to enable us to market our products.

         Stock based compensation for the year ended December 31, 2000, was $2,547,557, an increase of $2,283,558 as compared to $263,999 for the same period in 1999. The increase was due to the extension of options and warrants for retiring officers and employees, and the issuance of shares of common stock, options and warrants to officers in accordance with their employment agreements.

         Research and development expenses for the year ended December 31, 2000 were $1,143,938, a decrease of $84,163 as compared to research and development expenses of $1,228,101 for the corresponding period in 1999.

Liquidity and Capital Resources

         At December 31, 2001, we had cash, cash equivalents and available securities of $5,889,766 as compared to $6,061,542 for the corresponding period in 2000, a decrease of $171,776 or 3%. Despite losses from operations of $4,245,710, we benefited from the receipt of $2,106,997 as a result of the exercise of stock options and warrants. In addition, our net loss reflected significant non-cash expense, principally consisting of $1,792,082 in stock-based compensation offset by non-cash revenue of $1,000,000.

         At December 31, 2001, we had a revolving line of credit totaling $3,000,000. This facility can be used to fund working capital needs and finance capital equipment purchases. However, advances for capital equipment financing may not exceed $600,000, and borrowings are collateralized by substantially all of our assets. Any borrowings to meet working capital needs bear interest at LIBOR plus 2.25%, while borrowings to finance capital equipment purchases bear interest at the prime rate plus 2.5%. The facility expires on May 31, 2002, and there is no assurance that we will be successful in negotiating a continuation of the availability of the line of credit or the terms that will be made available to us. There were no amounts outstanding under the agreement at December 31, 2001.

         On March 25, 2002, we completed a private equity placement of 1,326,260 shares of our common stock for $15,000,000. Our net proceeds after giving effect to placement agent fees totaled approximately $14,200,000.

         We believe that we have sufficient funds to support our planned operations for at least the next twelve months. The availability of resources over a longer term will be dependent on our ability to enter into licensing agreements and to receive royalty payments from our current and future licensees and our ability to enter into, and profitably operate under collaborative arrangements and our ability to raise additional equity or debt finance. We have not yet generated sufficient cash flows from operations to support our operations on an on-going basis and anticipate that we may need to seek additional sources of funding in the future. Historically, our cash flow has been provided by securities offerings and up-front license fees. If we are unsuccessful in negotiating additional agreements, or if licensing revenues are insufficient to support our operations, we may be required to reduce the scope of, or cease, our operations. Pursuant to our OEM Manufacturing Agreements with Owens-Illinois, we are required to purchase the automated equipment and molds necessary for Owens-Illinois to manufacture our products. These expenditures may be significant. However, we will not incur any such expenses until we have entered into distribution agreements for such products.

Critical Accounting Policies

         In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. For a detailed discussion of the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in this annual report beginning on Page F-1. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important in the portrayal of our financial condition and results and require management's most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain.

         We believe that our most critical accounting policies relate to (1) revenue recognition involving up-front license fees and royalties based on production or sales volume and (2) stock based compensation.

         Our revenue recognition policy with regard to up-front license fees calls for recognition upon the signing of a binding agreement when we have no further obligation under the agreement other than to defend the patent rights associated with such agreement. Our revenue recognition policy with regard to royalties based on production or sales volume calls for recognition in the period in which the relevant products are produced or sold. The recognition of such revenues is dependent on our licensees and strategic allies accurately and timely reporting sales and production volume. Inaccurate or late reporting could result in recognition of revenue and related costs at an earlier or a later time. Certain of our licensees and strategic allies are contractually required to pay minimum royalties if sales or production volumes do not reach specified levels. Our revenue recognition policy with respect to these minimum royalties calls for recognition in the period to which the minimum royalties relate.

         We periodically grant compensation to employees and non-employee consultants in the form of equity. These grants typically consist of common stock, stock options and warrants to purchase common stock. We apply the guidance of APB 25 "Accounting for Stock Issued to Employees" in accounting for stock options, warrants and common stock issued to employees. We record compensation expense over the service period of the employee if the exercise price of the option or warrant is less than the fair value of our common stock on the date of the grant. We account for options and warrants issued to our non-employee consultants and directors who perform consulting services in accordance with Statement of Financial Accounting Standard 123, "Accounting for Stock Based Compensation". Accordingly, we record compensation expense over the contractual performance period and re-measure that expense at the end of each fiscal quarter. We measure the value of these instruments using the Black-Scholes valuations model which requires management to make estimates. Variations in these estimates could have a material effect on the reported expenses recorded in the financial statements in any given period, and therefore, a material effect on our reported financial results.

New Accounting Standards

         In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16 entitled "Business Combinations." SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill.

         These provisions are effective for business combinations for which the date of acquisition is subsequent to June 30, 2001. SFAS No. 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition and eliminates the requirement to amortize goodwill and long-lived assets with indefinite lives. SFAS No. 142 requires an annual impairment test to be performed to evaluate the carrying value of such assets. The provisions for SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. These pronouncements will not impact our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There were no amounts outstanding under our revolving line of credit at December 31, 2001. If we were to borrow under our credit facility, borrowings to meet working capital needs would bear interest at LIBOR plus 2.25% and borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. As a result, any such borrowings would be subject to the fluctuations in the market, which affect LIBOR or the prime rate, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information will be included in the our Proxy Statement relating to our Annual Meeting of Stockholders, or in an amendment to this Form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report, and, if applicable, is hereby incorporated by reference to such Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         This information will be included in our Proxy Statement relating to our Annual Meeting of Stockholders, or an amendment to this Form 10-K, which will be filed within 120 days after the close of the fiscal year covered by this report, and, if applicable, is hereby incorporated by reference to such Proxy Statement or amendment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information will be included in our Proxy Statement relating to our Annual Meeting of Stockholders, or in an amendment to this Form 10-K, which will be filed within 120 days after the close of the fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement or amendment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information will be included in our Proxy Statement relating to our Annual Meeting of Stockholders, or in an amendment to this Form 10-K, which will be filed within 120 days after the close of the fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement or amendment.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K


(a) Documents filed as part of this Report:

         1. Financial Statements. The following financial statements and notes thereto of Med-Design which are attached hereto beginning on page F-1, have been incorporated by reference into Item 8 of this Report on Form 10-K:

                                                                                                   Page
                                                                                                   ----
     Report of Independent Accountants                                                              F-2
     Consolidated Balance Sheets as of December 31, 2001 and 2000                                   F-3
     Consolidated Statements of Operations for years ended December 31, 2001, 2000 and 1999         F-4
     Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the years ended
           December 31, 2001, 2000 and 1999                                                         F-5
     Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999     F-6
     Notes to Consolidated Financial Statements                                                     F-7

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

     Exhibit
     Number                                               Description
     ------                                               -----------
     3.1 (1)         Certificate of Incorporation of Med-Design.
     3.2             Certificate of Amendment to Certificate of Incorporation of Med-Design.**
     3.3 (1)         Bylaws of Med-Design.
     4.1 (1)         Specimen of Common Stock Certificate of Med-Design.
     10.1 (4)        Amended and Restated Non-Qualified Stock Option Plan.
     10.2 (2)        Lease Agreement dated June 15, 1995 between Moen Development and MDC Research Ltd.
                     and guaranteed by Med-Design.
     10.3 (3)        Re-priced option agreement dated October 10, 1997 to John F. Kelley.*
     10.4 (3)        Warrant dated October 10, 1997 from Med-Design to John F. Kelley.*
     10.5 (3)        Warrant dated January 14, 1998 from Med-Design to John F. Kelley.*
     10.6 (3)        Revised warrant agreement dated January 14, 1998 between Med-Design and John F.
                     Kelley.*
     10.7 (4)        Warrant dated September 10, 1998 from Med-Design to John F. Kelley.*
     10.8 (4)        Licensing and Option Agreement December 11, 1998 with Becton, Dickinson and Company.
     10.9 (4)        Equity agreement dated December 11, 1998 with Becton, Dickinson and Company.
     10.10 (5)       Addendum to License Agreement dated December 11, 1999 with Becton, Dickinson and
                     Company.
     10.11 (5)       Warrant dated March 5, 1999 between Med-Design and Joseph Bongiovanni.*
     10.12 (5)       Second Addendum to License Agreement dated January 25, 2000 with Becton, Dickinson and Company.
     10.13 (6)       Warrant Agreement dated April 25, 2000 between Med-Design and Lawrence Ellis.*
     10.14 (6)       Warrant Agreement dated April 25, 2000 between Med-Design and Michael Simpson.*
     10.15 (6)       Licensing Agreement dated May 11, 2000 with Becton, Dickinson and Company.
     10.16 (7)       2001 Equity Compensation Plan.
     21.1 (1)        List of Subsidiaries of Med-Design.
     23.1            Consent of PricewaterhouseCoopers LLP.**
     99.1            Experts**

     -----------------------
     * Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K
     **Filed herewith

(1) Incorporated by reference to Form SB-2 filed April 7, 1995 and Amendment Nos. 1, 2 and 3 thereto (File No. 33-901014).

(2)  Incorporated by reference to Form 10-KSB filed on March 29, 1996.

(3)  Incorporated by reference to Form 10-KSB filed on March 31, 1998.

(4)  Incorporated by reference to Form 10-KSB filed on March 31, 1999.

(5)  Incorporated by reference to Form 10-KSB filed on March 7, 2000.

(6)  Incorporated by reference to Form 10-K filed March 23, 2001.

(7)  Incorporated by reference to Schedule 14A filed on June 28, 2001.

(b) Reports on Form 8-K

         On September 11, 2001, we filed a Form 8-K (Item 9) discussing the execution of Addendum Number One to the Development and Licensing Agreement with MedAmicus, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE MED-DESIGN CORPORATION


Date: March 29, 2002                   By: /s/ James M. Donegan
                                           --------------------
                                           James M. Donegan
                                           President and Chief Executive Officer

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

Signature                                Title                                                Date
---------                                -----                                                ----

/s/ James M. Donegan                     Chairman of the Board, President and Chief           March 29, 2002
------------------------------------     Executive Officer (Principal Executive Officer)
James M. Donegan

/s/ Lawrence D. Ellis                    Vice President, Finance and Chief Financial          March 29, 2002
------------------------------------     Officer (Principal Financial Officer and Principal
Lawrence D. Ellis                        Accounting Officer)

/s/ Joseph N. Bongiovanni, III           Director                                             March 29, 2002
------------------------------------
Joseph N. Bongiovanni, III

/s/ John F. Kelley                       Director                                             March 29, 2002
-----------------------------------
John F. Kelley

/s/ Pasquale L. Vallone                  Director                                             March 29, 2002
------------------------------------
Pasquale L. Vallone

/s/ Gilbert M. White                     Director                                             March 29, 2002
-------------------------------------
Gilbert M. White

/s/ Ralph Balzano                        Director                                             March 29, 2002
-------------------------------------
Ralph Balzano

/s/ Vincent J. Papa                      Director                                             March 29, 2002
------------------------------------
Vincent J. Papa

/s/ Michael Simpson                      Director                                             March 29, 2002
------------------------------------
Michael Simpson

/s/ James E. Schleif                     Director                                             March 29, 2002
------------------------------------
James E. Schleif

/s/ John Branton                         Director                                             March 29, 2002
------------------------------------
John Branton

/s/ Richard Bergman                      Director                                             March 29, 2002
------------------------------------
Richard Bergman

                   Index to Consolidated Financial Statements

                                                                                                      Page
                                                                                                      ----
Report of Independent Accountants...........................................................           F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000 ...............................           F-3

Consolidated Statements of Operations for years ended
     December 31, 2001, 2000 and 1999.......................................................           F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the years
     ended December 31, 2001, 2000 and 1999.................................................           F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999.......................................................           F-6

Notes to Consolidated Financial Statements..................................................   F-7 to F-21

                        REPORT OF INDEPENDENT ACCOUNTANTS


To       The Board of Directors and Stockholders of
         The Med-Design Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, comprehensive loss and cash flows present fairly, in all material respects, the financial position of The Med-Design Corporation (the "Company") and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP

Philadelphia, PA
February 22, 2002, except for Footnote 18 for which the date is March 25, 2002

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,            December 31,
                                                                                              2001                    2000
                                                                                       --------------------     ------------------
ASSETS
Current Assets:
    Cash and cash equivalents ................................................            $    397,765             $  1,728,103
    Available-for-sale securities ............................................               5,492,001                4,333,439
    Prepaid expenses and other current assets ................................                 289,801                  300,875
                                                                                          ------------             ------------

       Total current assets ..................................................               6,179,567                6,362,417

    Property, plant, and equipment, net ......................................                 391,817                  532,003
    Patents, net of accumulated amortization of $486,608 and $295,029
       at December 31, 2001 and December 31, 2000, respectively ..............               1,688,576                1,671,153
                                                                                          ------------             ------------
    Total Assets .............................................................            $  8,259,960             $  8,565,573
                                                                                          ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion capital lease obligations ................................            $     12,720             $     10,062
    Accounts payable .........................................................                 198,141                  316,607
    Accrued payroll and vacation .............................................                 139,046                  111,868
    Other accrued expenses ...................................................                  22,408                  135,595
                                                                                          ------------             ------------
       Total current liabilities .............................................                 372,315                  574,132

    Long-term debt and capital lease obligations, less current maturities ....                   4,086                   10,833
                                                                                          ------------             ------------

       Total liabilities .....................................................                 376,401                  584,965

Commitments and Contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized;
       No shares outstanding as of December 31, 2001 and 2000, respectively ..                      --                       --

    Common stock, $.01 par value, 20,000,000 shares authorized; 10,963,386 and
       10,541,320 shares issued and outstanding at December 31, 2001 and 2000,
       respectively ..........................................................                 109,304                  105,413
    Additional paid-in capital ...............................................              36,869,656               32,974,466
    Accumulated deficit ......................................................             (29,152,181)             (25,125,190)
    Accumulated other comprehensive income ...................................                  56,780                   25,919
                                                                                          ------------             ------------

Total stockholders' equity ...................................................               7,883,559                7,980,608
                                                                                          ------------             ------------

Total Liabilities and Stockholders' Equity ...................................            $  8,259,960             $  8,565,573
                                                                                          ============             ============

   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Year Ended December 31,
                                                                  2001              2000                1999
                                                             -------------     --------------      --------------

Revenue................................................       $  2,330,000      $   4,128,993       $          --
                                                             -------------     --------------      --------------

Operating expense:.....................................
     General and administrative........................          5,502,387          6,064,717           2,962,413
     Research and development..........................          1,073,323          1,143,938           1,228,101

     Total operating expenses..........................          6,575,710          7,208,655           4,190,514

     Loss from operations..............................         (4,245,710)        (3,079,662)         (4,190,514)
     Interest expense..................................            (10,645)           (31,841)           (256,182)
     Investment income.................................            229,364            318,138             199,223
                                                             -------------     --------------      --------------

Net loss...............................................         (4,026,991)        (2,793,365)         (4,247,473)

     Dividend on Series A Preferred Stock..............                 --            150,000                  --
                                                             -------------     --------------      --------------

Net loss applicable to common shares...................      ($  4,026,991)    ($   2,943,365)     ($   4,247,473)
                                                             =============     ==============      ==============

Basic and diluted loss per common share ...............             ($0.38)            ($0.30)             ($0.53)


Weighted average common shares outstanding.............         10,666,754          9,831,536           7,978,963






















   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                  ACCUMLATED OTHER COMPREHENSIVE INCOME (LOSS)



                                                                                                    Additional
                                      Preferred                        Common                         Paid/In       Accumulated
                                        Shares           Amount        Shares          Amount         Capital         Deficit
                                       --------         -------       ---------        -------      -----------     ------------
Balance, January 1, 1999 ............   300,000         $ 3,000       7,951,570        $79,516      $24,244,554     ($18,084,352)
  Debt issue costs and interest
    in connection with private
    investor loan....................                                                                    59,758
  Issuance of common stock in
    connection with exercise of stock
    options..........................                                   118,867          1,189          310,556
  Issuance of common stock in
    connection with  the exercise of
    warrants.........................                                   134,000          1,340          673,260
  Issuance of stock options for
    services.........................                                                                   263,999
  Issuance of common stock in
    connection with conversion of
    convertible debentures...........                                   400,000          4,000          496,000
  Issuance of warrants in
    partial payment of  patent.......                                                                   117,250
  Change in unrealized gains on
    available-for-sale-securities ...

Net loss.............................                                                                                 (4,247,473)
                                       --------         -------       ---------        -------      -----------     ------------
  Balance, December 31, 1999.........   300,000         $ 3,000       8,604,437        $86,045      $26,165,377     ($22,331,825)

  Preferred stock conversion.........  (300,000)         (3,000)        300,000          3,000
  Debt issue costs and
     interest in connection
     with private investor loan .....                                    33,000            330           24,071
  Issuance of common stock in
    connection with exercise of stock
    options, warrants and grants.....                                   749,467          7,494        3,523,584
  Issuance of common stock in
    connection with conversion of
    convertible debentures net of debt
    issue costs......................                                   840,000          8,400          627,959
  Issuance of warrants in
    partial payment of  patent.......                                    14,416            144          235,918

  Stock based compensation...........                                                                 2,547,557
  Change in unrealized gains on
    available-for-sale-securities
  Dividends paid on Series A
    Preferred Stock..................                                                                  (150,000)

  Net loss...........................                                                                                 (2,793,365)
                                       --------         -------       ---------        -------      -----------     ------------
Balance December 31, 2000............        --         $    --      10,541,320       $105,413      $32,974,466     ($25,125,190)
  Issuance of common stock in
    connection with exercise of stock
    options and warrants.............                                   422,066          4,221        2,102,778

  Stock based compensation...                                                                         1,792,082
    Change in unrealized gains on
    available-for-sale-securities ...

  Net loss...........................                                                                                 (4,026,991)
                                       --------         -------       ---------        -------      -----------     ------------

Balance December 31, 2001............                   $    --      10,963,386       $109,634      $36,869,326     ($29,152,181)
                                       ========         =======       =========        =======      ===========     ============

[RESTUBBED TABLE]

                                         Unrealized
                                           Gains &
                                           Loss On
                                          Available-
                                           For-Sale        Stockholders'       Comprehensive
                                          Securities         Equity            Income (Loss)
                                           --------         ----------          ----------
Balance, January 1, 1999 ............      $  7,728         $6,250,446
  Debt issue costs and interest
    in connection with private
    investor loan....................                           59,758
  Issuance of common stock in
    connection with exercise of stock
    options..........................                          311,745
  Issuance of common stock in
    connection with  the exercise of
    warrants.........................                          674,600
  Issuance of stock options for
    services.........................                          263,999
  Issuance of common stock in
    connection with conversion of
    convertible debentures...........                          500,000
  Issuance of warrants in
    partial payment of  patent.......                          117,250
  Change in unrealized gains on
    available-for-sale-securities ...        22,232             22,232              22,232

Net loss.............................                       (4,247,473)         (4,247,473)
                                           --------         ----------          ----------
  Balance, December 31, 1999.........      $ 29,960         $3,952,557          (4,255,241)

  Preferred stock conversion.........
  Interest in connection
     with private investor loan .....                           24,401
  Issuance of common stock in
    connection with exercise of stock
    options, warrants and grants.....                        3,531,078
  Issuance of common stock in
    connection with conversion of
    convertible debentures net of debt
    issue costs......................                          636,359
  Issuance of warrants in
    partial payment of  patent.......                          236,062

  Stock based compensation...........                        2,547,557
  Change in unrealized gains on
    available-for-sale-securities            (4,041)            (4,041)             (4,041)
  Dividends paid on Series A
    Preferred Stock..................                         (150,000)

  Net loss...........................                       (2,793,365)         (2,793,365)
                                           --------         ----------          ----------
Balance December 31, 2000............      $ 25,919         $7,980,608          $2,797,406
  Issuance of common stock in
    connection with exercise of stock
    options and warrants.............                        2,106,999

  Stock based compensation...                                1,792,082
    Change in unrealized gains on
    available-for-sale-securities ...        30,861             30,861              30,861

  Net loss...........................                       (4,026,991)         (4,026,991)
                                           --------         ----------          ----------

Balance December 31, 2001............      $ 56,780         $7,883,559         ($3,996,130)
                                           ========         ==========          ==========



   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                    2001                 2000                  1999
                                                                -----------           -----------           -----------
Cash flows from operating activities:
Net loss .............................................          ($4,026,991)          ($2,793,365)          ($4,247,473)
Adjustments to reconcile net loss to operating
    cash flows:
      Depreciation and amortization ..................              350,514               347,917               275,994
      Amortization of debt issue costs ...............                   --                    --                97,840
      Debt issue cost in connection with
        private investor loan ........................                   --                24,401                59,758
      Stock-based compensation .......................            1,792,082             2,547,557               263,999
        Common stock received as licensing fee .......           (1,000,000)                   --                    --
      Changes in operating assets and liabilities:
        Prepaid expenses and other current assets ....               11,073              (128,195)                  327
        Licensing fee advance ........................                   --            (1,500,000)            1,500,000
        Accounts payable .............................             (118,466)               39,576                61,606
        Accrued expenses .............................              (86,009)               55,813                14,952
                                                                -----------           -----------           -----------
      Net cash used in operating activities ..........           (3,077,797)           (1,406,296)           (1,972,997)
                                                                -----------           -----------           -----------
Cash flows from investing activities:
    Purchase of property and equipment ...............              (18,749)              (19,016)              (46,988)
    Additions to patents .............................             (209,001)             (487,832)             (255,644)
    Investments in available-for-sale securities .....           (1,570,600)           (2,500,000)           (1,500,000)
    Sale of available-for-sale securities ............            1,442,899             2,342,782             3,453,590
                                                                -----------           -----------           -----------
      Net cash (used in) provided by investing
        activities ...................................             (355,451)             (664,066)            1,650,958
                                                                -----------           -----------           -----------
Cash flows from financing activities:
    Capital lease payments ...........................               (4,087)              (14,733)              (15,068)
    Warrants and stock options exercised .............            2,106,997             3,531,078               986,344
    Repayment of short-term borrowing ................                   --              (250,000)                   --
    Dividends paid on Series A Preferred Stock .......                   --              (150,000)                   --
                                                                -----------           -----------           -----------
      Net cash provided by financing activities ......            2,102,910             3,116,345               971,276

Increase in cash and cash equivalents ................            1,330,338             1,045,983               649,237
Cash and cash equivalents, beginning of period .......            1,728,103               682,120                32,883
                                                                -----------           -----------           -----------
Cash and cash equivalents, end of period .............          $   397,765           $ 1,728,103           $   682,120
                                                                ===========           ===========           ===========
Cash paid during the period:
    Interest paid ....................................          $    10,644           $    31,841           $    77,274
                                                                -----------           -----------           -----------
Non-cash investing and financing activities:
    Issuance of warrants in partial payment of patents                   --               236,062               117,250
    Capital lease obligation incurred ................                   --                    --                10,800
    Conversion of convertible debentures into
      common stock ...................................                   --             1,050,000               500,000
    Change in unrealized gain (loss) on
      available-for-sale securities ..................               30,861                (4,041)               22,232

   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

         The Med-Design Corporation ("Med-Design" or the "Company") is principally engaged in the design, development, licensing and manufacture (through collaborative arrangements with contract manufacturers) of safety medical devices intended to reduce the incidence of accidental needlesticks. Each safety medical device Med-Design designs and develops incorporates Med-Design's proprietary needle retraction technology. Med-Design's technology enables health care professionals to retract a needle into the body of the medical device for safe disposal without any substantial change in operating technique. Med-Design's products generally can be categorized into the following four groups: hypodermic syringes used to inject drugs and other fluids into the body; fluid collection devices used to draw blood or other fluids from the body; infusion therapy devices used to provide access to patients' vessels; and specialty safety devices for other needle based applications.

2. Significant Accounting Policies

Principles of Consolidation:
----------------------------

         The accompanying consolidated financial statements include the accounts of The Med-Design Corporation and its wholly owned subsidiaries, MDC Investment Holdings, Inc. and MDC Research Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts from prior years have been reclassified for comparability.

Cash and Cash Equivalents:
--------------------------

         Med-Design considers all bank depository cash accounts with initial maturities of less than three months to be cash equivalents.

Concentrations of Credit Risk:
------------------------------

         Financial instruments which potentially subject Med-Design to concentration of credit risk, consist principally of cash and available-for-sale-securities. At times, Med-Design's cash balances exceed FDIC insurance limits. The Company invests cash balances in financial institutions with high credit ratings.

         Med-Design invests in high credit quality financial instruments and through diversification, attempts to limit the extent of credit exposure on available-for-sale-securities.

Available-for-Sale-Securities:
------------------------------

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

Property, Plant and Equipment:
------------------------------

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

         Depreciation is computed by the straight-line method utilizing rates based upon the estimated service life of the various classes of assets. Leasehold improvements are depreciated over the remaining lease term or asset life if shorter.

Recoverability of Long-Lived Assets:
------------------------------------

         Med-Design's assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount may not be recoverable. When necessary, Med-Design assesses the recoverability of its assets by determining whether the carrying value can be recovered through projected undiscounted future cash flows.

Patents:
--------

         Patents, patent applications, and rights are stated at acquisition costs. Amortization of patents is recorded by the straight-line method over the legal lives of the patents. Patent amortization expense from the years ended December 31, 2001, 2000 and 1999 was $191,579, $162,753, and $51,509,
respectively.

Revenue Recognition:
--------------------

         Fees received in connection with licensing contracts for the Company's patented, proprietary products are recorded as revenue upon the execution of a binding agreement, and when the Company has fulfilled its obligations under the arrangement or when Med-Design's only remaining obligation is to maintain and defend the licensed patent rights.

         Royalties received on licensed products which are based on the licensee's product volume are recorded as revenue in the period when the royalty payments are earned. Minimum contractual royalty payments related to licensed products are recorded as revenue during the period to which the minimum payments relate.

Income Taxes:
-------------

         Med-Design accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" ("FAS 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded for deferred taxes where it appears more likely than not that the Company will not be able to recover the deferred tax asset.

Research and Development:
-------------------------

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


                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2. Significant Accounting Policies, continued

Stock Based Compensation:
-------------------------

         The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock plans. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" ("FAS 123").

Estimates Utilized in the Preparation of Financial Statements:
--------------------------------------------------------------

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income:
---------------------

         Comprehensive income (loss) consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. Such items consist primarily of unrealized gains and losses on marketable equity investments.

 New Accounting Standards:
---------------------------

         In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16 entitled "Business Combinations." SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill.

         These provisions are effective for business combinations for which the date of acquisition is subsequent to June 30, 2001. SFAS No. 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition and eliminates the requirement to amortize goodwill and long-lived assets with indefinite lives. SFAS No. 142 requires an annual impairment test to be performed to evaluate the carrying value of such assets. The provisions for SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. These pronouncements will not impact our financial position or results of operations.

3. Available-for-Sale Securities

Gross unrealized gains for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                        Gross
                                        Cost      Unrealized Gains   Fair Value
                                     ----------       --------        ----------
At December 31, 2001:
Corporate Debt Securities..........  $5,435,221       $ 56,780        $5,492,001
                                     ----------       --------        ----------
At December 31, 2000:
Corporate Debt Securities..........  $4,307,520       $ 25,919        $4,333,439
                                     ----------       --------        ----------
At December 31, 1999:
Corporate Debt Securities..........  $4,150,302       $ 29,960        $4,180,262
                                     ----------       --------        ----------

                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

3. Available-for-Sale Securities, continued

Investment income for the years ended December 31, 2001, 2000 and 1999 consisted of the following:

                                                            2001                2000                1999
                                                      -----------------    ---------------     ---------------
     Realized loss on sale of available-for-sale      $         --         $        --         ( $    1,009)
     securities
     Investment income..........................           229,364             318,138              200,232
                                                      -----------------    ---------------     ---------------
     Total......................................      $    229,364         $   318,138           $  199,223
                                                      =================    ===============     ===============

4. Property, Plant and Equipment

         Balances of major classes of assets and accumulated depreciation and amortization at December 31, 2001 and 2000 are as follows:

                                                                   Estimated
                                                                Useful Lives in
                                                                     Years            2001             2000
                                                                  -----------     -----------     -----------
Leasehold improvements...................................              3          $   176,878     $   176,878
Machinery and equipment..................................             5-7             630,247         655,641
Office furniture & fixtures..............................              7              322,345         333,221
Computer equipment & software............................             2-5             315,250         382,813
                                                                                  -----------     -----------
                                                                                    1,444,720       1,548,553
Accumulated depreciation and amortization................                           1,052,903       1,016,550
                                                                                  -----------     -----------
                                                                                  $   391,817     $   532,003
                                                                                  ===========     ===========

         Depreciation and amortization expense was $158,935, $185,164, and $224,485 for the years ended December 31, 2001, 2000 and 1999, respectively.

5. Short-Term Borrowings

         At December 31, 2001, Med-Design had a $3,000,000 revolving line of credit under which borrowings are collateralized by substantially all the assets of the Company. This facility can be used to fund working capital needs and finance capital equipment purchases; however, advances for capital equipment financing may not exceed $600,000. Any borrowing to meet working capital needs will bear interest at LIBOR plus 2.25%, while borrowings to finance capital equipment purchases bear interest at the prime rate plus 2.5%. There were no borrowings under this facility during 2001 and 2000. The facility expires on May 31, 2002.

         On May 29, 1998, Med-Design obtained a $250,000 loan from a private investor, who is a director of the Company, with interest at the prime rate. In connection with the loan, the Company issued 33,000 shares of common stock to the holder. The fair value of the shares was recorded as debt issue costs. The loan was renewed and amended on May 29, 1999 with interest at the prime rate plus 810 shares of Med-Design's common stock per month and was repaid in full in February 2000. Interest expense of $24,401 and $59,758 was recognized for the years ended December 31, 2000 and 1999, respectively, representing the fair value of 6,480 shares of the Company's common stock that remained unissued at December 31, 2001.




                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

6. Debt

Debt at December 31, 2001 and 2000 consisted of the following:

                                                                                   2001           2000
                                                                                ----------    -----------
Capital lease obligations, at interest rates ranging from 8.3% to 12.66%,
  with monthly payments ranging from $243 to $987; due through 2004........     $  16,806     $   20,895

Less: current maturities...................................................        12,720         10,062
                                                                                ----------    -----------
                                                                                $   4,086     $   10,833
                                                                                ==========    ===========

The aggregated amount of capital lease obligations maturing in each of the next four years, is as follows:

                                           Capital Lease
                                          ---------------
2002................................      $       12,720
2003................................               2,581
2004................................               1,505
2005................................                  --
                                          ---------------
                                          $       16,806
                                          ===============

7. Commitments and Contingencies

         Med-Design leases a building, office space, and other office equipment under non-cancelable operating leases that expire at various times through 2003.

         Total rent expense under all operating leases for years ended December 31, 2001, 2000 and 1999 was $160,975, $163,068, and $160,395, respectively.

         In August, 2000, the Company's shareholders approved an employment contract for the Company's Chairman and CEO, which provided for the issuance of 59,700 shares of common stock per year for the next four years totaling 238,806 shares beginning April 1, 2000 provided Mr. Donegan remains an officer, director or consultant of the Company. The fair value of Med-Design common stock at the date of shareholder approval of this grant was $12.63.

         In November 1999, the Company approved the issuance, subject to shareholder approval, which was received in August 2000, of 200,000 shares of common stock to the Chief Operating Officer. The stock vests at the earlier of the date when the Company's common stock trades at $22.00 or higher for thirty
(30) days or November 11, 2004 provided he has not resigned or been discharged for cause. On July 6, 2001, Med-Design stock maintained a market price of $22.00 or higher for thirty (30) days and this agreement was revised to provide that a third of the stock vests on August 6, 2001 and the remaining shares will vest in two equal tranches on August 6, 2002 and August 6, 2003. In connection with the August 6, 2001 issuance, the Company recorded compensation expense of $944,812 during the year ended December 31, 2001, (based on the fair value of Med-Design's common stock on August 7, 2000 of $12.63).



                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

7. Commitments and Contingencies, continued

         In August, 2000, Med-Design's shareholders approved the issuance of a warrant to purchase 50,000 shares of common stock at an exercise price of $6.26 per share and the issuance of 125,000 shares of common stock to John F. Kelley, a director of the Company in connection with the performance of consulting services. This compensation arrangement was approved, subject to the conclusion of negotiations of Mr. Kelley's consulting contract. Negotiations have not yet concluded.

8. Licensing Revenues

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

         On March 12, 2000, Med-Design signed a binding term letter with Becton Dickinson outlining the terms for a definitive agreement pursuant to which Becton Dickinson would license the products subject to the option to license. Med-Design recorded as revenue $1.5 million in the form of an up-front licensing fee upon the signing of the binding term letter. On May 11, 2000, Med-Design entered into a definitive license agreement with Becton Dickinson based upon the terms of the March 12, 2000 binding term letter pursuant to which Med-Design received, and recorded as revenue, an additional $2.5 million in up-front licensing fees and the right to receive royalty payments based on Becton Dickinson's net sales of the products licensed under such agreement.

         MedAmicus is also a licensee of Med-Design's patented products. On September 25, 2000, Med-Design entered into a development and licensing agreement granting MedAmicus a license to market and manufacture the Company's Safety Seldinger Introducer Needle for certain venous applications. Under the terms of the agreement, Med-Design has the right to receive royalty payments based on the net sales of the Safety Seldinger Introducer Needle by MedAmicus, Inc.

         On September 7, 2001, Med-Design entered into an Addendum ("the Addendum") to the development and licensing agreement with MedAmicus, Inc. The Addendum grants MedAmicus an exclusive license to manufacture and market the Company's Safety Seldinger Introducer Needle in the arterial access market. Under the terms of the Addendum, Med-Design received an initial payment of $2,000,000, $1,000,000 of which was paid in 68,027 shares of MedAmicus common stock valued at the closing price on the date we entered into the Addendum and $1,000,000 of which was paid in cash on October 15, 2001. In addition, Med-Design is entitled to receive royalties of 20% of net sales of the product, which royalty rate may be reduced to 17% if certain sales volumes are met. During 2001, the Company sold 2,000 shares of MedAmicus common stock received in this transaction at a gain of $2,600. At December 31, 2001, Med-Design held 66,027 shares of MedAmicus stock valued at $1,027,380 and included in Available for Sale Securities at December 31, 2001.




                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

9. Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                                    Weighted average
                                                      Loss         shares outstanding        EPS
                                                  -------------    ------------------    --------------
2001
Basic and diluted EPS
Net loss                                          ($ 4,026,991)        10,666,754            ($0.38)
                                                  -------------    -------------------    --------------

2000
Basic and diluted EPS
Net loss                                          ($ 2,793,365)         9,831,609            ($0.28)
Preferred dividends on Series A Preferred         (    150,000)             --                  --
                                                  -------------    -------------------    --------------
Net loss applicable to common shares              ($ 2,943,365)         9,831,609            ($0.30)
                                                  -------------    -------------------    --------------

1999
Basic and diluted EPS
Net loss applicable to common shareholders        ($ 4,247,473)         7,978,963            ($0.53)
                                                  -------------    -------------------    --------------

         Options and warrants to purchase 2,096,413, 1,589,900, and 1,639,200 shares of Med-Design's common stock as of December 31, 2001, 2000 and 1999, respectively were not included in computing diluted earnings per share as the effect of these instruments is anti-dilutive.

10. Preferred Stock

         In December 1999 in connection with the Company entering into a licensing agreement with Becton Dickinson, Med-Design issued 300,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") for total proceeds of $1.5 million. The Preferred Stock, which was convertible at the holders option at $5.00 per share, was converted into 300,000 shares of common stock in March 2000. Dividends under the Preferred Stock were payable semi-annually at the rate of 8% per annum in cash or in additional shares of Preferred Stock (at the option of Med-Design). In 2000, the Company declared and paid a dividend of $150,000 in cash on the Preferred Stock.




                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

11. Stock Option Plan

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

         On June 11, 2001, the Board adopted the 2001 Equity Compensation Plan. The 2001 Plan will be administered by the Company's Compensation Committee. The Compensation Committee has the authority to (i) determine the individuals to whom grants will be made under the 2001 Plan; (ii) determine the type, size and terms of each grant; (iii) determine the time when grants will be made and the duration of any applicable exercise or restriction period; (iv) amend the terms of any previously issued grant; and (v) deal with any other matters arising under the Plan. As of December 31, 2001 there were 778,460 shares available for future grants which may be applied to either plan.

         Options granted to employees under the Non-qualified Option Plan vest at a rate of 20% per year and expire either, in five years from the date of grant or on the vesting date. Options granted to directors expire in five years and vest one year from the date of grant. Activity under the Stock Option Plan during the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                 2001                           2000                          1999
                                   -----------------------------   ------------------------------   -----------------------------
                                                        Weighted                         Weighted                        Weighted
                                                        Average                         Average                          Average
                                                        Exercise                         Exercise                        Exercise
           Options                      Shares           Price          Shares            Price         Shares            Price
           -------                 ---------------       ------    ----------------       ------    --------------         -----
Outstanding at beginning
   of year.................                707,900       $ 7.97             511,200       $ 2.90           481,000         $4.59
Granted....................                656,773        14.86             377,167        12.56           174,667          2.78
Exercised..................                192,700         5.16            (180,467)        2.62          (118,867)         3.27
Forfeited..................                 56,000         3.25                  --           --           (25,600)         3.25
Expired....................                 16,000         3.25                  --           --                --
                                   ---------------       ------    ----------------       ------    --------------         -----
Outstanding at end of
   year....................              1,099,973       $12.54             707,900       $ 7.97           511,200         $2.90
                                   ===============       ======    ================       ======    ==============         =====
Options exercisable at
   year-end................                350,100                          233,500                        264,900
                                   ===============                 ================                 ==============
Option price range at end
of year....................        $0.81 to $17.97                 $0.81 to $16.375                 $0.81 to $5.75
                                   ===============                 ================                 ==============
Weighted-average fair value
of options granted   during
year.......................                 $10.75                            $8.35                          $3.10
                                   ===============                 ================                 ==============




                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

11. Stock Option Plan, continued

The following table summarizes information regarding stock options outstanding at December 31, 2001:

                                      Options Outstanding                                   Options Exercisable
                             ---------------------------------------         --------------------------------------------------
                                                       Weighted-              Weighted-                               Weighted-
                                  Number                Average               Average              Number             Average
        Range of              Outstanding at           Remaining             Exercise          Exercisable at         Exercise
    Exercise Prices         December 31, 2001      Contractual Life            Price         December 31, 2001         Price
    ---------------         -----------------      ----------------          ---------       -----------------        --------
$0.81 to $1.56........               74,300                2.7                $  1.28              47,900                $1.12
$3.25 to $5.75........               59,500                3.7                   3.92              50,000                 4.05
$8.38 to $17.97.......              966,173                4.7                  13.94             252,200                10.93
                                  ---------                ---                -------             -------                -----
                                  1,099,973                4.5                $ 12.54             350,100                $8.61
                                  =========                ===                =======             =======                =====

12. Stock Based Compensation

         The Company entered into arrangements, subject to shareholder approval, which was obtained on August 7, 2000, for the issuance of shares of common stock, stock options and warrants to purchase shares of common stock to officers of the Company during 2000. Compensation expense in the amount of $1,792,082 and $886,807 was recorded during the years ended December 31, 2001 and 2000 based on the difference between the exercise price of the option or warrant and the fair value of Med-Design's common stock on August 7, 2000 of $12.63 and calculated in accordance with the individual vesting schedules of these grants.

         In connection with the termination of employment of an officer and employee, the Company extended to February 29, 2000 the expiration date to purchase 59,000 and 1,000 shares of common stock for an officer and an employee of the Company, respectively. Compensation expense of $825,000 was recorded during the year ended December 31, 2000, based on the difference between the exercise price of the options and the fair value of the Company's common stock at the date of the modification, in accordance with APB 25.

         The Company extended to August 31, 2000 the expiration date on a warrant issued to a consultant to purchase 100,000 shares of common stock. Compensation expense of $823,270 was recorded during the year 2000, based on the fair value of the warrant, calculated using a Black-Scholes valuation model in accordance with FAS 123.

         The Company issued a warrant to Edward Allard for consulting services on February 19, 2000 and recorded compensation expense during the year ended December 31, 2000 in the amount of $12,480, based on the fair value of the warrant, calculated using a Black-Scholes valuation model in accordance with FAS 123.

         In connection with the resignation of a director and termination of certain employees in July 1999, the Company extended the date of expiration of certain options. Compensation expense of $263,999 was recorded based on the fair value of the options using a Black-Scholes valuation model in accordance with FAS 123 during the year ended December 31, 1999.


                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

12. Stock Based Compensation, continued

         Had compensation expense for Med-Design's Stock Option Plan and warrant grants been recorded based on the fair value of the options or warrants at the grant dates in 2001, 2000 and 1999, consistent with the provisions of FAS 123, Med-Design's net loss and net loss per share would have reflected the pro forma amounts indicated below:

                                                                    2001                 2000                1999
                                                                    ----                 ----                ----
Net loss - as reported................................          ($ 4,026,991)        ($ 2,793,365)      ($ 4,247,473)
Net loss - pro forma..................................          ($ 5,104,307)        ($ 4,244,109)      ($ 4,675,874)
Basic and diluted loss per share - as reported........                ($0.38)              ($0.30)            ($0.53)
Basic and diluted loss per share - pro forma..........                ($0.48)              ($0.43)            ($0.58)

         The fair value of each option or warrant grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumption used for grants during the years ended December 31, 2001, 2000 and 1999: dividend yield of 0%; expected volatility of 90.66% and range of risk free interest rate of 4.32% to 5.11% in 2001: dividend yield of 0.00%; expected volatility of 89.80% to 95.02% and range of risk free interest rate of 5.85% to 6.74% in 2000: dividend yield of 0.00%; expected volatility of 82.64% and risk free interest rate of 5.69% in 1999. Expected lives are based on actual terms of options and warrants granted.

13. Warrants Outstanding

         As of December 31, 2001 and 2000, warrants to purchase a total of 684,000 and 882,000 shares of Med-Design's common stock were outstanding with various vesting and expiration periods as outlined below.

         On January 23, 1997, Med-Design completed the sale of 1,000,000 shares of common stock. In connection with the sale, Med-Design also sold to the placement agent, for nominal consideration, warrants to purchase 100,000 shares of common stock, of which warrants to purchase 10,000 shares remain unexercised as of December 31, 2001. This warrant is exercisable at a price of $5.50 per share and remained unexercised at December 31, 2001.

         On March 19, 1997, Med-Design issued a warrant to purchase 100,000 shares of common stock at an exercise price of $7.50 per share to a director of the Company who was engaged to perform consulting services. The warrant was exercisable on issuance and was repriced to $2.88 per share on January 14, 1999. Of the shares underlying the warrant, 50,000 shares remained unexercised at December 31, 2001.

         On October 10, 1997, Med-Design issued a warrant to purchase 100,000 shares of common stock at an exercise price of $5.44 to a director of the Company who was engaged to perform consulting services. The warrant was exercisable upon issuance, expires on October 10, 2002 and was repriced to $2.88 per share on January 14, 1999. The warrant remained unexercised at December 31, 2001.

         On January 14, 1998, Med-Design issued a warrant to purchase 100,000 shares of common stock at an exercise price of $2.88 per share to a director of the Company who was engaged to perform consulting services. The warrant was exercisable upon issuance and expires on January 14, 2003. The warrant remained unexercised at December 31, 2001.


                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

13. Warrants Outstanding, continued

         On September 9, 1998, Med-Design issued a warrant to purchase 200,000 shares of common stock at a price of $1.25 per share to a director of the Company who was engaged to perform consulting services. This warrant vested upon completion of performance on December 23, 1998 and expires on September 9, 2003. The warrant remained unexercised at December 31, 2001.

         On January 21, 1999 the Med-Design issued a warrant to purchase 50,000 shares of common stock at an exercise price of $3.25 to a director of the Company who was engaged to perform consulting services. The warrant was exercisable upon issuance and expires on January 21, 2004. The warrant remained unexercised at December 31, 2001.

         On March 5, 1999 Med-Design issued a warrant to purchase 100,000 shares of common stock at $3.94 per share to the Company's Corporate Secretary. The warrant vested on March 5, 2000 and expires on March 5, 2004. The warrant remained unexercised as to 75,000 shares at December 31, 2001.

         On November 5, 1999, in connection with the acquisition of a patent, Med-Design issued a warrant to purchase 25,000 shares of common stock at an exercise price of $8.00 per share. The warrant is exercisable on or before November 5, 2004. The warrant remained unexercised as to 10,000 shares at December 31, 2001.

         On February 18, 2000 the Company issued a warrant to purchase 40,000 shares of common stock to a director of Med-Design in connection with his separation from the Company. The warrant vested upon issuance, expires on February 18, 2005 and has an exercise price of $16.375. The warrant remained unexercised at December 31, 2001.

         On April 25, 2000, Med-Design issued a warrant to purchase 66,000 shares of common stock at $11.875 per share to its Chief Operating Officer. The warrant vested as to 33,000 shares in November 2000 and 33,000 shares in November 2001 and expires April 25, 2005. The warrant remained unexercised as to 33,000 at December 31, 2001.

         On April 25, 2000, Med-Design issued a warrant to purchase 66,000 shares of common stock at $11.875 per share to its Chief Financial Officer. The warrant vested as to 33,000 shares on November 2000 and 33,000 shares in November 2001 and expires on April 25, 2005. The warrant remained unexercised as to 16,000 shares at December 31, 2001.

14. Defined Contribution Benefit Plan

         Med-Design sponsors a 401(k) defined contribution benefit plan. Participation in the plan is available to substantially all employees. There have been no Company contributions to this plan to date.







                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

15. Income Taxes

         The following is a summary of the components of income taxes from operations:

                                                         2001                 2000                 1999
                                                    ----------------     ---------------     -------------
Current Provision
Federal....................................          $         --           $        --       $         --
State......................................                    --                    --                 --
                                                     ------------           -----------       ------------
                                                               --                    --                 --
Deferred tax provision (benefit)
Federal....................................            (2,320,636)             (630,071)        (1,856,958)
State......................................              (334,607)             (171,923)          (517,778)
                                                               --                   --                 --
                                                     ------------           -----------       ------------
Total provision (benefit) for income taxes.            (2,655,243)             (801,994)        (2,374,736)
Less: Valuation allowance..................             2,655,243               801,994          2,374,736
                                                     ------------           -----------       ------------
                                                     $         --           $        --       $         --
                                                     ============           ===========       ============


The deferred income tax assets and liabilities recorded in the consolidated balance sheets at December 31, 2001, 2000 and 1999 are as follows:

                                                         2001                 2000                1999
                                                    ---------------      ---------------     -------------
Assets
Loss carryforwards..........................            8,256,135          $  5,500,622       $  5,798,729
Research and development tax credit.........              457,593               355,139            268,631
Amortization................................              866,213             1,113,560          1,274,251
Deferred compensation expense...............              572,716               466,227            133,792
Other.......................................              (32,393)               29,473              5,485
Total deferred tax assets...................           10,120,264             7,465,021          7,480,888
                                                     ------------           -----------       ------------
Valuation allowance.........................          (10,120,264)           (7,465,021)        (7,480,888)
                                                     ------------           -----------       ------------
Net deferred tax assets (liabilities).......         $         --          $         --       $         --
                                                     ============           ===========       ============

         The tax effect of option and warrant exercises was $4,592,942, $3,790,949, and $754,448 in 2001, 2000 and 1999, respectively. However, these benefits were deferred because the Company is in a net operating loss position. Also such benefits will be credited to additional paid-in capital in the year in which the benefits are realized.

                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

15. Income Taxes, continued

         At December 31, 2001, the Company has a federal net operating loss carry forward of approximately $39.4 million which will expire, if unused, in the years 2010 through 2021. At December 31, 2001, the Company has $42.1 million in net operating losses for state purposes which will expire, if unused, in the years 2002 through 2011.

         In addition, the Company experienced an ownership change in accordance with Internal Revenue Code Section 382 in 1997. Losses incurred through January 23, 1997 amounting to $4,853,939 are generally limited in their utilization to $1,738,559 per year.

          The Company has unused research tax credit in the amount of $457,593 which will expire if unused in the years 2010 through 2021.

A reconciliation of the Federal statutory rate to the effective tax rate is as follows:

                                                         2001                  2000                 1999
                                                     -----------          -------------         -----------
U.S. statutory federal income tax rate.....          (1,409,447)            (1,075,784)        ($1,386,243)
State taxes (net of federal taxes).........                                                       (376,266)
Research and development expenses..........                                                         47,085
Deferred compensation......................                                                       (438,924)
Utilization of net operating losses........                                                       (220,388)
True-up of net operating losses - relating
   to permanent difference.................            (844,977)
Other......................................             (66,212)               445,712
Increase in Valuation Allowance (Federal
  Gross for 2001)..........................           2,320,636                630,072           2,374,736
                                                    -----------          -------------         -----------
                                                    $        --          $          --         $        --
                                                    ===========          =============         ===========

16. Related Party Transactions

         During 2001 and 2000, The Company paid $44,265 and $54,924 respectively, for legal services to a firm, of which a partner is a director, officer and stockholder of Med-Design.

17. Fair Value of Financial Instruments

         The following methods and assumptions were considered by Med-Design in determining its fair value disclosures for financial instruments:

         Cash and cash equivalents: The carrying amount reported in the balance sheet approximates fair value.

         Marketable securities: Available-for-sale securities consist of corporate bonds, common stock and commercial paper. Fair value is based on quoted market prices.



                                   (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

18. Subsequent Events

         On January 15, 2002, Med-Design signed a binding term sheet agreement with Sultan Chemists that, upon execution of a definitive agreement, will give the Company the right to exclusively market and sell Med-Design's Safety Dental Pre-filled Cartridge for ten years. Sultan is committed to purchase a minimum of 6,000,000 units per year for the next ten years.

On March 25, 2002, Med-Design successfully completed a private equity placement of the Company's common stock. Med-Design sold 1,326,260 shares of its common stock for $15,000,000. The net proceeds to the Company after giving effect to placement agent fees were approximately $14,200,000.

19. Quarterly Information (unaudited)

                                                                             Quarter Ended
                                                       -------------------------------------------------------------
2001                                                    March 31         June 30        September 30     December 31
----                                                   ----------      -----------      ------------    ------------
Revenue........................................        $   50,000       $       --       $2,040,000      $  240,000
Operating income (loss)........................       ($1,683,749)     ($1,524,076)      $  168,147     ($1,206,032)
Net income (loss)..............................       ($1,595,393)     ($1,483,817)      $  226,335     ($1,174,112)
Basic earnings (loss) per share................            ($0.15)          ($0.14)          $0.02           ($0.11)
Diluted earnings per share.....................        $       --       $       --           $0.02       $       --

                                                                             Quarter Ended
                                                       -------------------------------------------------------------
2000                                                    March 31         June 30        September 30     December 31
----                                                   ----------      -----------      ------------    ------------
Revenue........................................        $1,500,000       $2,500,000       $       --      $  128,993
Operating income (loss)........................       ($1,369,718)      $1,382,038      ($1,713,608)    ($1,378,374)
Net income (loss)..............................       ($1,657,445)      $1,379,404      ($1,646,418)    ($1,282,546)
Basic earnings (loss) per share................            ($0.19)      $     0.12           ($0.16)         ($0.13)
Diluted earnings per share.....................        $       --       $     0.11       $       --      $       --