Form 10-K/A
period 2001-12-31
MED-DESIGN CORP
filed 2002-04-30
CIK 943736

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ to ____________ Commission file number (0-25852

                           THE MED-DESIGN CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                  23-2771475
-------------------------------                ---------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

     2810 Bunsen Avenue, Ventura, CA                             93003
-----------------------------------------                    -------------
(Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code: (805) 339-0375


           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class             Name of each exchange on which registered
----------------------          ------------------------------------------
      None                                        None


           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

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

The aggregate market value of voting stock held by non-affiliates of the Registrant (computed by reference to the last reported sale price of such stock on April 25, 2002) was $145,803,143. For purposes of making this calculation only, the Registrant has defined "affiliates" as including all directors and executive officers. The number of shares of Registrant's common stock outstanding as of April 25, 2002 was 12,349,646.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PRELIMINARY NOTE:

This Form 10-K/A is being filed to report Part III information in lieu of the incorporation of such information by reference to our definitive proxy material for our 2002 Annual Meeting of Shareholders.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                                        Age        Position(s)
----                                        ---        -----------
James M.  Donegan                           51         Chairman of the Board, Chief Executive Officer and
                                                       President
Michael W. Simpson                          44         Vice President, Chief Operating Officer and Director
Lawrence D.  Ellis                          51         Vice President, Chief Financial Officer
Joseph N.  Bongiovanni, III (3)             58         Vice President, Secretary and Director
Gilbert M.  White (2)                       64         Director
John F. Kelley                              58         Director
Pasquale L. Vallone (2)(3)                  74         Director
Vincent J. Papa (2)(3)                      52         Director
John Branton (1)                            51         Director
James E. Schleif (1)                        60         Director
Ralph Balzano (1)                           65         Director
Richard Bergman (2)                         62         Director

----------------
(1)      Member of the Audit Committee of the Board of Directors
(2)      Member of the Compensation Committee of the Board of Directors
(3)      Member of the Nominating Committee of the Board of Directors

         There are no family relationships among any of our Directors, executive officers and significant employees except that James E. Schleif and Joseph N. Bongiovanni, III are brothers-in-law.

         James M. Donegan has served as the Chairman of the Board of Directors, Chief Executive Officer and President of the Company since 1994. From 1991 to 1995, Mr. Donegan held various positions at Chase Manhattan Bank, including marketing executive for the Structured Investment Division and most recently as the Managing Director of Chase Futures Management, Inc.

         Michael W. Simpson has served as a director of the Company and the Company's Chief Operating Officer since November 1999. From 1997 to October 1999 Mr. Simpson served in a number of capacities at Becton, Dickinson and Company, most recently as Worldwide Director of Advance Protection Infusion Therapy Systems. Prior to 1997, Mr. Simpson was International Product Director for Advanced Research and Development at Johnson & Johnson for over five years.

         Lawrence D. Ellis has served as our Vice President, Chief Financial Officer since 1996. From 1991 to 1995, Mr. Ellis served as Controller for Phonotics, Inc., a company engaged in the research and development and manufacturing of fiber optic test equipment. In addition, Mr. Ellis has six years of public accounting experience with Ernst & Young, LLP.

         Joseph N. Bongiovanni, III, has served as a director of the Company and a Vice President and Secretary of the Company since 1994. Since 1978, Mr. Bongiovanni has been the senior partner of the law firm Bongiovanni & Berger.

         Gilbert M. White has served as a director of the Company since 1994 and served as an Executive Vice President of the Company from 1995 until January 1998. Prior to joining Med-Design in 1995, Mr. White was Senior Vice President of Rollins Hudig Hall, a multinational insurance firm, where he designed, marketed and serviced complex insurance programs for large national and international clients since 1984.

         John F. Kelley has served as a director since 1995. Mr. Kelley has been engaged in consulting services as an independent consultant since January 1996. From 1988 to January 1996, Mr. Kelley held a number of positions with Chase Manhattan Bank including President and director of Chase Manhattan Futures Corporation, President of Chase Futures Management Inc. and President of Chase Futures Advisors Inc.

         Pasquale L. Vallone has served as a director of the Company since 1998. Mr. Vallone is a consultant for U.S. Aviation Underwriters, Inc. Mr. Vallone served in the underwriting and technical areas at U.S. Aviation Underwriters for fifty years until his retirement as a Senior Vice President in June 1997.

         Vincent J. Papa has served as a director of the Company since 1998. Mr. Papa has served as Secretary and General Counsel of Energy Merchants LLC since 1999. From 1995 to 1999, Mr. Papa was a Managing Director and General Counsel for P.M.G. Capital Corp., a wholly owned affiliate of the Pennsylvania Merchant Group.

         James E. Schleif has served as a director of the Company since April 2001. Mr. Schleif has been a healthcare industry consultant specializing in financial management and managed care since May 2000. From 1978 to May 2000, Mr. Schleif served as the Chief Financial Officer of Mercy Health System. Mr. Schleif is the brother-in-law of Mr. Bongiovanni.

         Ralph Balzano has served as a director of the Company since January 2001. Mr. Balzano has served as Chief Information Officer for the Department of Information Technology & Telecommunications for the City of New York since 1994. From 1971 to 1994, Mr. Balzano was the Chief Executive Officer of LCS Associates in New York.

         James E. Schleif has served as a director since 2001. Mr. Schleif is a healthcare industry consultant specializing in financial management and managed care. From 1978 to May 2000, Mr. Schleif served as the Chief Financial Officer of Mercy Health System.

         Richard Bergman has served as a director of the Company since April 2001. Mr. Bergman has been a partner with the financial consulting firm of Bergman, Igel, Kaplan & Associates since 1999. From 1995 to 1998, Mr. Bergman was Director of Acquisitions for Windshields America/Globe Glass/Vistar.

         John Branton has served as a director of the Company since April 2001. Mr. Branton is the President and Co-Founder of Safe Harbor Financial, Inc., a fixed and variable annuity wholesaling organization he co-founded in 1986. From 1980 to 1986, Mr. Branton was a Vice President with INA Life Insurance Company.

Section 16(a)  Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file reports of ownership of our securities and changes in ownership with the Securities and Exchange Commission. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations of these persons that no other reports were required, during the year ended December 31, 2001, all of the Company's directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements except as follows: Michael Simpson filed a Form 4 to report two transactions in September 2001 after the due date of the form and John Kelley filed a Form 4 to report two transactions in June 2001 after the due date of the form.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth for the years ended December 31, 2001, 2000 and 1999 the compensation we paid to our Chief Executive Officer and the other most highly paid executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2001.

                           Summary Compensation Table

                                                                                            Long Term Compensation
                                                   Annual Compensation                  --------------------------------
                                                   -------------------                              Awards
                                                                                        --------------------------------
                                                                                        Restricted
                                                Salary               Other Annual         Stock            Securities
Name and Principal Position            Year      ($)     Bonus($)   Compensation($)     Awards($)      Underlying Options
---------------------------            ----      ---     --------   ---------------     ---------      ------------------
James M. Donegan                       2001    338,000     50,000     753,725(1)            -                175,000
  Chairman, Chief Executive            2000    300,000     25,000     753,725(1)            -                100,000
  Officer, President                   1999    225,000     20,000          -                -                100,000

Michael W. Simpson                     2001    185,000                     -                -                 75,000
  Chief Operating Officer              2000    165,000     20,000          -           2,525,000(2)          116,000
                                       1999     19,038        -            -                -                   -
                                                              -
Lawrence D. Ellis                      2001    160,000     20,000          -                -                 75,000
  Chief Financial Officer              2000    140,000     20,000          -                -                 66,000
                                       1999    110,400     15,000          -                -                   -

Joseph N. Bongiovanni, III             2001    140,000     20,000          -                -                 75,000
  Vice President and Secretary         2000    108,000     20,000          -                -                100,000
                                       1999     96,000     20,000          -                -                100,000

--------------
(1) Represents 59,701 shares of Common Stock awarded to Mr. Donegan as compensation for past service. In 2001, the Company's Compensation Committee, after consultation with PwC, determined that Mr. Donegan had been under-compensated since the Company's inception and authorized an award of approximately 59,700 shares of Common Stock per year for the following four years as compensation for past service, or an aggregate totaling 238,806 shares. Each annual award is conditioned on Mr. Donegan remaining an officer, director or consultant of the Company.

(2) Represents 200,000 shares of Common Stock granted to Mr. Simpson, which vested after our Common Stock traded at over $22.00 per share for 30 consecutive trading days.

Stock Options

         The following table sets forth certain information concerning grants of stock options made during 2001 to the persons named in the Summary Compensation Table.

                        Option Grants in Last Fiscal Year

                                           Percent Of
                              Number Of       Total
                             Securities      Options
                             Underlying    Granted To    Exercise                Grant Date
                               Options    Employees In     Price    Expiration     Present
           Name                Granted     Fiscal Year    ($/Sh)       Date       Value (1)
           ----                -------     -----------    ------       ----       ---------
James M. Donegan             175,000(2)        34%        $ 12.98    11/21/07    $1,638,262

Michael W. Simpson            75,000(3)        15%        $ 12.98    11/21/07     $ 702,112

Lawrence D. Ellis             75,000(3)        15%        $ 12.98    11/21/07     $ 702,112

Joseph N. Bongiovanni, III    75,000(2)        15%        $ 12.98    11/21/07     $ 702,112

--------------
(1) These amounts represent the estimated fair value of stock options, measured at the date of grant using the Black-Scholes option pricing model. There are four underlying assumptions in developing the grant valuations: an expected volatility of 90.66%, an expected term of exercise of five years, a range of risk free interest rates of 4.32% to 5.11% and a dividend yield of zero. The actual value, if any, an officer may realize will depend on the amount by which the stock price exceeds the exercise price on the date the option is exercised. Consequently, there is no assurance the value realized by an officer will be at or near the value estimated above. These amounts should not be used to predict stock performance.

(2) The options were granted on November 21, 2001 and vest 50% each year until fully vested, beginning on the first anniversary of the date of grant.

(3) The options were granted on November 21, 2001 and vest one third each year until fully vested, beginning on the first anniversary of the date of grant.



Option Exercises and Fiscal Year-End Values

         The following table summarizes option exercises during 2001 and the value of vested and unvested options at December 31, 2001 held by the persons named in the Summary Compensation Table. Year-end values are based upon a price of $19.70 per share, which was the closing market price of a share of the Common Stock on December 31, 2001.

               Aggregate Option Exercises in Last Fiscal Year and
                         Fiscal Year-End Option Values



                                                            Number Of Securities
                                                           Underlying Unexercised         Value Of Unexercised
                                                                  Options                 In-The-Money Options
                                Shares                      At Fiscal Year-End             At Fiscal Year-End
                               Acquired       Value      ---------------------------   ----------------------------
            Name              On Exercise   Realized     Exercisable   Unexercisable   Exercisable   Unexercisable
           ------            ------------   --------     -----------   -------------   -----------   --------------
James M. Donegan                  ---      $     ---       100,600        175,400      $ 1,981,820    $ 3,455,380
Michael W. Simpson               33,000    $   690,956      33,000         75,000      $   650,100    $ 1,477,500
Lawrence D. Ellis                50,000    $ 1,046,890      24,200         87,000      $   476,740    $ 1,713,900
Joseph N. Bongiovanni, III        ---      $     ---       204,000         12,000      $ 4,018,800    $   236,400

Compensation of Directors

         Non-employee directors receive $500 per Board meeting attended and annually receive options to purchase 16,000 shares of our common stock, with an exercise price equal to the closing market price on the date of grant, as compensation for services on our board of directors and any committees thereof. No other directors receive cash or other compensation for services on our board of directors or any committee thereof. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as board members.

Employment Agreements

         Effective April 1, 2001, we entered into a one year employment agreement with James M. Donegan as Chief Executive Officer and President. The agreement automatically renews for successive one-year periods unless terminated by the parties. The agreement provides for a base salary of $336,000 and a one-time cash bonus of $50,000. In 2001, the Company's Compensation Committee, after consultation with PwC, determined that Mr. Donegan had been under-compensated since the Company's inception and authorized an award of approximately 59,700 shares of Common Stock per year for the following four years as compensation for past service, or an aggregate totaling 238,806 shares. Each annual award is conditioned on Mr. Donegan remaining an officer, director or consultant of the Company.

         On November 11, 1999, we entered into an employment agreement with Michael W. Simpson as Chief Operating Officer for an initial term of three years. The agreement provides for a base salary of $165,000, a warrant to purchase 50,000 shares of our common stock at a price of $7.88 per share as a signing bonus and a warrant to purchase 66,000 shares of our common stock at a price of $11.875 per share as compensation. The warrants expire on November 11, 2004 and April 25, 2005, respectively. The agreement also provides for a special incentive payment of 200,000 shares of restricted stock, which vested after our common stock traded over $22.00 per share for thirty consecutive trading days.

Compensation Committee Interlocks and Insider Participation

Gilbert M. White served on our Compensation Committee during 2001. Mr. White served as our Executive Vice President from 1995 to January 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of April 10, 2002 (unless otherwise noted) certain information with respect to the beneficial ownership of Common Stock (i) by each person known to us to own beneficially five percent or more of the Company's outstanding Common Stock (the only voting class outstanding), (ii) by each director, (iii) by each of the persons named in the Summary Compensation Table and (iv) by all officers and directors as a group.

                                                                    Number of Shares           Percent of Class
                      Name and Address                           Beneficially Owned (1)       Beneficially Owned
                      -----------------                          ----------------------       -------------------
James M. Donegan.........................................            1,398,232(2)                  11.23%
Joseph N. Bongiovanni, III...............................              204,000(3)                   1.63%
Gilbert M. White.........................................              157,634(4)                   1.28%
John F. Kelley...........................................              626,417(5)                   4.87%
Pasquale L. Vallone......................................              140,026(6)                   1.13%
Vincent J. Papa..........................................               44,000(7)                     *
Richard Bergman..........................................               31,841(8)                     *
Ralph Balzano............................................                5,333(9)                     *
John Branton.............................................               9,841(10)                     *
James Schleif............................................               2,841(11)                     *
Michael W. Simpson.......................................              62,216(12)                     *
Lawrence D. Ellis........................................              24,200(13)                     *
SAFECO Corporation.......................................           1,200,000(14)                   9.72%
RS Investment Management Co. LLC.........................           1,025,750(15)                   8.31%
AIM Management Group Inc.................................             880,300(16)                   7.13%
Hathaway & Associates Ltd................................             770,000(17)                   6.23%
Dresdner RCM Global Investors LLC........................             682,200(18)                   5.52%
All Directors and Officers as a Group (12 persons).......           2,706,581(19)                  21.78%

--------------------
*Less than one percent (1%)

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days of April 10, 2002 are deemed outstanding for computing the percentage ownership of the person holding such securities but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes 1,600 shares of Common Stock held by Mr. Donegan as custodian for his son and 100,600 shares underlying an option. The address of Mr. Donegan is The Med-Design Corporation, 2810 Bunsen Avenue, Ventura, California 93003.

(3) Includes options to purchase 129,000 shares of Common and warrants to purchase 75,000 shares of Common Stock.

(4)  Includes 1,400 shares of Common Stock held by Mr. White's spouse.

(5) Includes options to purchase 70,667 shares of Common Stock and warrants to purchase 450,000 shares of Common Stock. The address of Mr. Kelley is The Med-Design Corporation, 2810 Bunsen Avenue, Ventura, California 93003.

(6)  Includes options to purchase 16,000 shares of Common Stock.

(7)  Includes options to purchase 44,000 shares of Common Stock.

(8)  Includes options to purchase 1,841 shares of Common Stock.

(9)  Includes option to purchase 5,333 share of Common Stock.

(10) Includes options to purchase 1,841 shares of Common Stock.

(11) Includes options to purchase 1,841 shares of Common Stock.

(12) Includes options to purchase 33,000 shares of Common Stock.

(13) Includes options to purchase 24,200 shares of Common Stock.

(14) Based on a Schedule 13G filed with the Securities and Exchange Commission on April 10, 2002 by SAFECO Corporation ("SAFECO") with respect to beneficial ownership of 1,200,000 shares, 780,000 of which SAFECO has shared voting and dispositive power with SAFECO Common Stock Trust and 1,200,000 of which SAFECO has shared voting and dispositive power with SAFECO Asset Management Company. The principal business address of SAFECO is 10865 Willows Road N.E., Redmond, Washington.

(15) Based on a Schedule 13G filed with the Securities and Exchange Commission on February 15, 2002 by RS Investment Management Co. LLC ("RS") with respect to beneficial ownership of 1,025,750 shares, 845,630 of which RS has shared voting and dispositive power with RS Investment Management, Inc. and 810,300 of which RS has shared voting and dispositive power with RS Emerging Growth Fund. The principal business address of RS is 388 Market Street, Suite 17, San Francisco, California, 94111-5312.

(16) Based on a Schedule 13G filed with the Securities and Exchange Commission on February 6, 2002 by AIM Management Group Inc. ("AIM") with respect to beneficial ownership of 880,300 shares over which AIM has sole voting and dispositive power. The principal business address of AIM is 11 Greenway Plaza, Suite 100, Houston, Texas, 77046.

(17) Based on a Schedule 13G/A filed with the Securities and Exchange Commission on January 24, 2002 by Hathaway & Associates LTD. ("Hathaway") with respect to beneficial ownership 770,000 shares over which Hathaway has sole voting and dispositive power. The principal business address of Hathaway is 119 Rowayton Avenue, Rowayton, Connecticut, 06853.

(18) Based on a Schedule 13G filed jointly with the Securities and Exchange Commission on February 1, 2002 by Dresdner RCM Global Investors LLC ("RCM"), Dresdner RCM Global Investor US Holdings LLC ("DRCM") and Dresdner Bank AG ("Dresdner") with respect to beneficial ownership of 682,200 shares. Each of RCM, DRCM and Dresdner has sole voting power with respect to 597,300 shares, sole dispositive power with respect to 620,000 shares and shared dispositive power with respect to 62,000 shares. The principal business address of RCM, DRCM is Four Embarcadero Center, San Francisco, California, 94111. The principal business address is Jurgen-Ponto-Platz 1, 60301 Frankfurt, Germany.

(19) Includes options and warrants to purchase 953,323 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Joseph N. Bongiovanni, III, the senior partner of the law firm of Bongiovanni & Berger, is a director, Vice President and Secretary of the Company. During the fiscal years ended December 31, 2001 and 2000, Bongiovanni & Berger received $44,265 and $54,924, respectively, for legal services billed to the Company.

         On April 14, 2002, we loaned $275,000 to James M. Donegan, collateralized by 59,700 shares of the Company's common stock owned by Mr. Donegan. The principal amount of the loan accrued annual interest at the prime lending rate. Pursuant to the terms of the loan, the aggregate amount of principal and interest due on the loan was repaid by Mr. Donegan on April 30, 2002.

         On April 15, 2002, pursuant to a Note and Pledge Agreement, we loaned $250,000 to Michael W. Simpson, which will be collateralized by 66,000 shares of the Company's common stock to be issued to Mr. Simpson on August 6, 2003. The
Note is repayable on the earlier of (i) April 15, 2004, (ii) the date on which Mr. Simpson ceases to be an employee, consultant or director of the Company,
(iii) the date on which the Company provides notice to Mr. Simpson that the closing price of the common stock has been $30.00 or higher for 20 consecutive days as reported on the Nasdaq National Market, or (iv) the date on which Mr. Simpson sells or transfers the pledged securities. The Note accrues interest at 16% per year until the issuance of the pledged securities to Mr. Simpson, at which time the Note will accrue interest at the prime lending rate plus 1%.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       THE MED-DESIGN CORPORATION
Dated:  April 30, 2002

                                       By: /s/ Joseph N. Bongiovanni, III
                                       -------------------------------------
                                       Joseph N. Bongiovanni, III
                                       Vice President and Secretary