Form 10-Q
period 2002-03-31
MED-DESIGN CORP
filed 2002-05-08
CIK 943736

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.
                  For the quarterly period ended March 31, 2002
                                                 --------------

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

                                 Yes [X] No [ ]

On May 8, 2002, 12,349,646 shares of the registrant's common stock, $.01 par value, were outstanding.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                                        Page Number

                                                    PART I - FINANCIAL INFORMATION


Item 1-     Financial Statements
               Consolidated Balance Sheets as of March 31, 2002 (unaudited) and as of
               December 31, 2001 ................................................................              3

               Consolidated Statements of Operations (unaudited) for the
               three months ended March 31, 2002 and 2001........................................              4

               Consolidated Statements of Comprehensive Loss (unaudited) for the three
               months ended March 31, 2002 and 2001..............................................              5

               Consolidated Statements of Cash Flows (unaudited) for the three months
               ended March 31, 2002 and 2001.....................................................              6

               Notes to Consolidated Financial Statements (unaudited)............................              7

Item 2-    Management's Discussion and Analysis of Financial Condition and Results
           of Operation..........................................................................            8-9

Item 3-    Quantitative and Quantitative Disclosure About Market Risk............................             10


                                                      PART II - OTHER INFORMATION


Item 2-    Changes in Securities and Use of Proceeds.............................................             11

Item 6-    Exhibits and Reports on Form 8-K .....................................................             11

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                           March 31,             December 31,
                                                                                             2002                    2001
                                                                                         (Unaudited)
                                                                                         ------------             ----------
ASSETS
Current assets:
     Cash and cash equivalents                                                           $    678,994            $    397,765
     Available-for-sale securities                                                         17,989,362               5,492,001
     Prepaid expenses and other current assets                                                250,381                 289,801
                                                                                         ------------            ------------
          Total current assets                                                             18,918,737               6,179,567

     Property, plant, and equipment, net of accumulated depreciation of $1,110,409 and $1,052,903 at March 31, 2002 and
         December 31, 2001, respectively                                                      496,933                 391,817
     Patents, net of accumulated amortization of $536,630 and $486,608 at
         March 31, 2002 and December 31, 2001, respectively                                 1,676,467               1,688,576
                                                                                         ------------            ------------
     Total assets                                                                          21,092,137            $  8,259,960
                                                                                         ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of capital lease obligations                                           10,024                  12,720
     Accounts payable                                                                         230,254                 198,141
     Accrued payroll and vacation                                                              55,607                 139,046
     Other accrued expenses                                                                    45,753                  22,408
                                                                                         ------------            ------------
          Total current liabilities                                                           341,638                 372,315

     Capital lease obligations, less current maturities                                         3,464                   4,086
                                                                                         ------------            ------------

          Total liabilities                                                                   345,102                 376,401
                                                                                         ------------            ------------

Commitments and Contingencies

Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
        No shares outstanding at March 31, 2002 and December 31, 2001                              --                      --
     Common stock, $.01 par value, 20,000,000 shares authorized;
        12,349,646 and 10,963,386 shares issued and outstanding as of
        March 31, 2002 and December 31, 2001, respectively                                    123,497                 109,634
     Additional paid-in capital                                                            51,657,164              36,869,326
     Accumulated deficit                                                                  (30,828,938)            (29,152,181)
     Accumulated other comprehensive income                                                  (204,688)                 56,780
                                                                                         ------------            ------------
Total stockholders' equity                                                                 20,747,035               7,883,559
                                                                                         ------------            ------------
Total liabilities and stockholders' equity                                               $ 21,092,137            $  8,259,960
                                                                                         ============            ============

   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended March 31,
                                                     ---------------------------------
                                                        2002                   2001
                                                     ----------             ----------
Revenue:                                             $    6,695             $   50,000
                                                     ----------             ----------
Total Revenue                                             6,695                 50,000
                                                     ----------             ----------

Operating expense:
  General and administrative                         $1,362,263             $1,409,798
  Research and development                              346,478                323,951
                                                     ----------             ----------
  Total operating expenses                            1,708,741              1,733,749

  Loss from operations                               (1,702,046)            (1,683,749)
  Interest expense                                         (370)                  (315)
  Investment income                                      25,656                 88,672
                                                     ----------             ----------

Net loss                                            ($1,676,760)           ($1,595,393)
                                                    ===========            ===========


Basic and diluted earnings per common share:

  Net loss                                               ($0.15)                ($0.15)

Weighted average common shares                       11,116,954             10,531,829
  outstanding

        The accompanying notes are an integral part of these consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)


                                     Three Months Ended March 31,
                                 -----------------------------------
                                     2002                     2001
                                 -----------             -----------

Net loss                         ($1,676,760)            ($1,595,393)

Other comprehensive loss:

Unrealized holding loss on
   securities                       (261,468)                (12,026)
                                 -----------             -----------

Comprehensive loss               ($1,938,228)            ($1,607,419)
                                 ===========             ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                           2002             2001
                                                                          ------           ------
Cash flows from operating activities:
Net loss                                                                ($1,676,760)     ($1,595,393)
Adjustments to reconcile net loss to net cash used in
    operating activities:
          Depreciation and amortization                                     107,528           69,248
          Stock-based compensation                                          420,161          372,471
          Changes in operating assets and liabilities:
               Prepaid expenses and other current assets                     39,420           37,766
               Accounts payable                                              32,113           70,484
               Accrued expenses                                            (102,894)         (16,274)
                                                                        -----------       ----------
          Net cash used in operating activities                          (1,180,432)      (1,061,698)
                                                                        -----------       ----------

Cash flows from investing activities:
     Purchases of property and equipment                                   (162,622)          (8,527)
     Additions to patents                                                   (37,913)         (85,253)
     Investment in available-for-sale securities                        (14,000,000)              --
     Sale of available-for-sale securities                                1,241,171          (70,342)
                                                                        -----------       ----------
          Net cash used in investing activities                         (12,959,364)        (164,122)
                                                                        -----------       ----------

Cash flows from financing activities:
     Capital lease payments                                                  (3,315)          (4,602)
     Warrants and stock options exercised                                   187,500           84,083
     Proceeds from private placement-net of issuance
        costs paid                                                       14,236,840               --
                                                                         ----------       ----------
          Net cash provided by financing activities                      14,421,025           79,481
                                                                         ----------       ----------

Increase (decrease) in cash                                                 281,229       (1,146,339)
Cash and cash equivalents, beginning of period                              397,765        1,728,103
                                                                         ----------       ----------
Cash and cash equivalents, end of period                                 $  678,994       $  581,764
                                                                         ----------       ----------

Noncash investing and financing activities:
  Change in unrealized gain (loss) on available-for-sale
      securities                                                        ($  261,468)      ($  12,026)
 Private placement issuance costs accrued                                $   42,800               --

   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Significant Accounting Policies

   Basis of Presentation

         The accompanying unaudited consolidated financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context indicates, the "Company" or "Med-Design") and its wholly-owned subsidiaries, MDC Investment Holdings, Inc. and MDC Research Ltd. All significant intercompany transactions and accounts are eliminated. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2001 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of the Company's operations and cash flows for the three month period ended March 31, 2002. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the applicable requirements of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's audited financial statements, which were included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2. Basic and Diluted Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                                   Three Months Ended March 31,
                                                                 -------------------------------
                                                                     2002                2001
                                                                 -----------         -----------
Net loss                                                         ($1,676,760)        ($1,595,393)
                                                                 ===========         ===========

Basic and dilutive earnings per common share

     Net Loss                                                         ($0.15)             ($0.15)

Weighted average common shares outstanding                        11,116,954          10,531,829

         Options and warrants to purchase 2,368,413 shares of common stock as of March 31, 2002 and 1,510,700 shares of common stock as of March 31, 2001 were not included in computing diluted earnings per share as the effect was antidilutive.

3. Stock Based Compensation

         In August, 2000 the Company entered into several equity arrangements with officers of the Company involving grants of stock options and warrants to purchase common stock. The Company recorded compensation expense in the amount of $415,974 in connection with these transactions in the first quarter of 2002 to reflect vesting of the grants.

4. Stockholders Equity

         On March 25, 2002, Med-Design completed a private equity placement of the Company's common stock. Med-Design sold 1,326,260 shares of its common stock for $15,000,000. The net proceeds to the Company after the issuance cost were $14,200,000.

         In connection with the offering, on March 22, 2002, Med-Design provided to the placement agent, for nominal consideration, a five-year warrant to purchase 40,000 shares of Med-Design common stock at an exercise price of $14.1375 per share. The warrant vested upon issuance.

         On March 15, 2002, Med-Design issued two warrants to purchase 18,000 shares of common stock each at an exercise price of $12.50 per share to two consultants. The warrants vest in three years and expire on December 27, 2007. Compensation expense of $4,187 was recorded during the first quarter of 2002, based on the fair value of the warrant calculated using a Black-Scholes valuation model in accordance with FAS 123.

5. Commitments and Contingencies

         In August 2000, Med-Design's shareholders approved the issuance of a warrant to purchase 50,000 shares of common stock at an exercise price of $6.26 per share and the issuance of 125,000 shares of common stock to John F. Kelley, a director of the Company in connection with the performance of consulting services. The compensation arrangement was approved, subject to the conclusion of negotiations of Mr. Kelley's contract. Negotiations have not yet concluded, and the Company continues to discuss contract terms with Mr. Kelley.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

FORWARD-LOOKING STATEMENTS

         The report contains forward-looking statements within the meaning of the "safe harbor" provisions of The Private Securities Litigation Reform Act of 1995 that address, among other things, the generation of royalty revenues from our licensees; sufficiency of available resources to fund operations; and the anticipated launch dates of several of our licensed products. We generally identify forward looking statements in this report using words like "believe," "anticipate," "will," "expect," "may," "could," "intend" or similar statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including lack of demand or low demand for our products or for safety products generally; a determination of our licensees to focus their marketing efforts on products other than those licensed from us; delays in introduction of products licensed by us due to manufacturing difficulties or other factors; our inability to license or enter into joint venture or similar arrangements regarding our other products and other factors discussed in this report generally and in our Annual Report on Form 10-K for the year ended December 31, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Recent Developments

         In January 2002, we entered into a binding term sheet with Sultan Chemists that gives Sultan Chemists the right to exclusively purchase, market and sell the Safety Dental Pre-filled Injector for ten years in exchange for a licensing fee payable based on product sales.

         On March 15, 2002, Med-Design issued two warrants to purchase 18,000 shares of common stock each at $12.50 per share to two consultants. The warrants vest in three years and expire on December 27, 2007. The consultants are required to advise the Board quarterly on new product design and potential new product markets.

         On March 25, 2002, we completed a private equity placement of our common stock in which we sold 1,326,260 shares of our common stock for $15,000,000. The net proceeds to us after giving effect to issuance cost were approximately $14,200,000.

         In connection with the offering, on March 22, 2002, Med-Design provided to the placement agent a five-year warrant to purchase 40,000 shares of Med-Design common stock at an exercise price of $14.1375 per share. The warrant vested upon issuance.

         Several of the products we previously licensed to Becton Dickinson are expected to launch in 2002, and the Safety Seldinger Needle was launched in the summer of 2001. As a result of the launch of these products, we anticipate the generation of royalty payments in 2002 under the Becton Dickinson license agreement and additional royalty payments under the Medamicus license agreements.

Results of Operations

Results of Operations for the Three Month Period Ended March 31, 2002 and 2001

         Revenue for the three months ended March 31, 2002 was $6,695, a decrease of $43,305 as compared to revenue of $50,000 for the corresponding period in 2001. All revenue for the three months ended March 31, 2002 reflected a royalty payment from Medamicus under the September 25, 2001 agreement.

         General and administrative expenses for the three months ended March 31, 2002 were $1,362,263, a decrease of $47,535 as compared to general and administrative expenses of $1,409,798 for the corresponding period in 2001. The decrease in general and administrative expenses was primarily related to a decrease in legal and travel expenses related to business activities.

         Research and development expenses for the three months ended March 31, 2002 were $346,478, an increase of $22,527 as compared to $323,951 for the corresponding period in 2001. The increase in research and development expenses was due primarily to additional costs of an evaluation study and regulatory application costs related to the Safety Dental Pre-filled Cartridge Injector.

Liquidity and Capital Resources

         At March 31, 2002, cash, cash equivalents and available-for-sale securities totaled $18,668,356, as compared to $5,889,766 at December 31, 2001, an increase of $12,778,590 or approximately 217%. The increase was due to the completion of a private equity placement of 1,326,260 shares of our common stock on March 25, 2002 resulting in net proceeds of approximately $14,200,000.

         We have a revolving line of credit totaling $3,000,000. This facility can be used to fund working capital needs and finance capital equipment purchases. However, advances for capital equipment financing may not exceed $600,000. Borrowings are collateralized by substantially all of our assets. Any borrowings to meet working capital needs bear interest at LIBOR plus 2.25%, while borrowings to finance capital equipment purchases bear interest at the prime rate plus 2.5%. The facility expires on May 30, 2002, however, we intend to seek renewal of the facility. There is no assurance that we will be successful in negotiating a continuation of the availability of the line of credit on reasonable terms. There were no amounts outstanding under the line of credit at March 31, 2002.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

         There were no amounts outstanding under our revolving line of credit at March 31, 2002. If we were to borrow under our credit facility, borrowings to meet working capital needs would bear interest at LIBOR plus 2.25% and borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. As a result, any such borrowings would be subject to the fluctuations in the market which affect LIBOR or the prime rate, respectively.

Part II - OTHER FINANCIAL INFORMATION

Item 2. Changes in Securities and Use of Proceeds

         On March 25, 2002, we completed a private equity placement of 1,326,260 shares of our common stock for $15,000,000. Aggregate cash commissions of $750,000 were paid to the placement agent, Jesup & Lamont Securities Corporation ("Jesup & Lamont"). Our net proceeds after giving effect to placement agent fees and other expenses totaled approximately $14,200,000. We also provided to Jesup & Lamont, a five-year warrant to purchase 40,000 shares of our common stock at $14.1375 per share. We intend to use the proceeds of the offering to fund research and development, to provide molds and automated assembly equipment required under contracts with Abbott Laboratories and Sultan Chemists, and for working capital and other general corporate purposes. The securities were sold in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits 1

         Loan agreement between Michael Simpson and The Med-Design Corporation dated April 15, 2002.

         (b) Reports on Form 8-K

         We filed a Form 8-K dated March 11, 2002 that included information reported under Item 9 incorporating a script used in connection with a conference call held by The Med-Design Corporation on March 11, 2002.

         We filed a Form 8-K dated March 25, 2002 that included information reported under Item 5 addressing our performance for the fourth quarter and year ended December 31, 2001 and our $15.0 million private equity placement.

         We filed a Form 8-K dated April 8, 2002 that included information reported under Item 5 addressing our position with respect to the status of our discussions with BD regarding the incorporation of our patented technology into their safety syringe.

                                   Signatures




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            The Med-Design Corporation


Date: May 8, 2002                           /s/ James M. Donegan
                                            -----------------------------------
                                            James M. Donegan
                                            Chief Executive Officer


                                            /s/ Lawrence D. Ellis
                                            -----------------------------------
                                            Lawrence D. Ellis
                                            Chief Financial Officer