Form 10-Q
period 2002-06-30
MED-DESIGN CORP
filed 2002-08-14
CIK 943736

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended June 30, 2002
                                                 -------------

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                     For the transition period from __ to__


                         Commission file number 0-25852
                                                -------


                           THE MED-DESIGN CORPORATION
                           --------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                  77-0404919
           --------                                  ----------
(State or other Jurisdiction of            (IRS Employer Identification No.)
Incorporation or Organization)

              2810 Bunsen Avenue, Ventura, CA             93003
         ---------------------------------------------------------
         (Address of Principal Executive Offices)       (Zip Code)

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

                                 Yes |X| No |_|


On August 13, 2002, 12,349,646 shares of the registrant's common stock, $.01 par value, were outstanding.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                                                 Page Number

                         PART I - FINANCIAL INFORMATION


Item 1-     Financial Statements

               Consolidated Balance Sheets as of June 30, 2002 (unaudited) and as of
               December 31, 2001 ................................................................         3

               Consolidated Statements of Operations (unaudited) for the
               three months and six months ended June 30, 2002 and 2001..........................         4

               Consolidated Statements of Comprehensive Loss (unaudited) for the three
               months and six months ended June 30, 2002 and 2001................................         5

               Consolidated Statements of Cash Flows (unaudited) for the six months
               ended June 30, 2002 and 2001......................................................         6

               Notes to Consolidated Financial Statements (unaudited)............................         7

Item 2-    Management's Discussion and Analysis of Financial Condition and Results
           of Operation..........................................................................       8-9

Item 3-    Quantitative and Quantitative Disclosure About Market Risk............................         9


                           PART II - OTHER INFORMATION


Item 1-    Legal Proceedings.....................................................................        10

Item 6-    Exhibits and Reports on Form 8-K .....................................................        10

PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,          December 31,
                                                                                   2002                2001
                                                                                (Unaudited)
                                                                               ------------        ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                 $    377,236        $    397,765
     Available-for-sale securities                                               15,798,264           5,492,001
     Prepaid expenses and other current assets                                      817,365             289,801
                                                                               ------------        ------------
          Total current assets                                                   16,992,865           6,179,567


     Property, plant, and equipment, net of accumulated depreciation of $890,243 and $1,052,903 at June 30, 2002 and
         December 31, 2001, respectively                                            426,668             391,817

     Patents, net of accumulated amortization of $587,856 and $486,608 at
         June 30, 2002 and December 31, 2001, respectively                        1,676,710           1,688,576
     Other assets                                                                    23,626                  --
                                                                               ------------        ------------
     Total assets                                                              $ 19,119,869        $  8,259,960
                                                                               ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of capital lease obligations                           $      7,267        $     12,720
     Accounts payable                                                               328,848             198,141
     Accrued payroll and vacation                                                   107,591             139,046
     Other accrued expenses                                                          42,034              22,408
                                                                               ------------        ------------
          Total current liabilities                                                 485,740             372,315

     Capital lease obligations, less current maturities                               2,830               4,086
                                                                               ------------        ------------

          Total liabilities
                                                                                    488,570             376,401
                                                                               ------------        ------------

Commitments and Contingencies

Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
        No shares outstanding at June 30, 2002 and December 31, 2001                     --                  --
     Common stock, $.01 par value, 30,000,000 shares authorized;
        12,366,046 and 10,963,386 shares issued and outstanding as of
        June 30, 2002 and December 31, 2001, respectively                           123,661             109,634
     Additional paid-in capital                                                  52,149,119          36,869,326
     Accumulated deficit                                                        (33,103,890)        (29,152,181)
     Accumulated other comprehensive income (loss)                                 (537,591)             56,780
                                                                               ------------        ------------

Total stockholders' equity                                                       18,631,299           7,883,559
                                                                               ------------        ------------

Total liabilities and stockholders' equity                                     $ 19,119,869        $  8,259,960
                                                                               ============        ============


   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended                        Six Months Ended
                                                                   June 30,                                 June 30,
                                                     --------------------------------------   -------------------------------------
                                                           2002                 2001               2002                 2001
                                                     -----------------    -----------------   ----------------    -----------------
Revenue                                                        $7,019                   --            $13,714              $50,000
                                                     ----------------     ----------------    ---------------     ----------------
Operating expense:
  General and administrative                               $1,928,218           $1,261,827          3,290,481            2,671,626
  Research and development                                    416,553              262,249            763,031              586,200
                                                     ----------------     ----------------    ---------------     ----------------
  Total operating expenses                                  2,344,771            1,524,076          4,053,512            3,257,826

  Loss from operations                                     (2,337,752)          (1,524,076)        (4,039,798)          (3,207,826)
  Interest expense                                               (298)                (146)              (668)                (463)
  Investment income                                            63,101               40,405             88,757              129,077
                                                     ----------------     ----------------    ---------------     ----------------
Net loss                                                  ($2,274,949)         ($1,483,817)       ($3,951,709)         ($3,079,212)
                                                     ================     ================    ===============     ================


Basic and diluted loss per common share:

Net loss applicable to common shares                           ($0.18)              ($0.14)            ($0.34)              ($0.29)

Weighted average common shares                             12,355,593           10,600,507         11,739,696           10,566,358

         Options and warrants to purchase 2,121,673 shares of common stock as of June 30, 2002 and 1,369,900 shares of common stock as of June 30, 2001 were not included in computing diluted earnings per share as the effect was antidilutive.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)

                                                          Three Months Ended                         Six Months Ended
                                                               June 30,                                  June 30,
                                                ----------------------------------------   ------------------------------------
                                                      2002                   2001               2002                 2001
                                                ------------------      ----------------   ----------------    ----------------
Net loss                                             ($2,274,949)          ($1,483,817)       ($3,951,709)         ($3,079,212)

Other comprehensive loss:

Unrealized holding losses on
  securities                                            (333,003)               (9,809)          (594,371)              (2,217)
                                                ----------------        --------------     --------------      ---------------
Comprehensive loss                                   ($2,607,952)          ($1,493,626)       ($4,546,080)         ($3,081,429)
                                                ================        ==============     ==============      ===============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                      2002             2001
                                                                                   -----------      -----------

            Cash flows from operating activities:
            Net loss                                                               ($3,951,709)     ($3,079,212)
            Adjustments to reconcile net loss to net cash used in
                operating activities:
                      Depreciation and amortization                                    266,776          154,945
                      Stock-based compensation                                         861,256          735,494
                      Changes in operating assets and liabilities:
                           Prepaid expenses and other current assets                  (527,563)         (81,537)
                           Accounts payable                                            103,707          (20,694)
                           Accrued expenses                                            (11,829)         (86,546)
                                                                                    ----------      -----------
                    Net cash used in operating activities                           (3,232,362)      (2,377,550)
                                                                                    ----------      -----------
            Cash flows from investing activities:
                    Purchases of property and equipment                               (200,379)         (18,749)
                    Additions to patents                                               (89,382)        (151,270)
                    Investment in available-for-sale securities                    (14,023,626)              --
                    Sale of available-for-sale securities                            3,099,366        1,251,660
                                                                                    ----------      -----------
                    Net cash provided by (used in) investing activities            (11,214,021)       1,081,641
                                                                                    ----------      -----------
            Cash flows from financing activities:
                 Capital lease payments                                                 (6,710)          (7,896)
                 Warrants and stock options exercised                                  240,124          446,006
                 Proceeds from private placement-net of issuance
                    costs paid                                                      14,192,440               --
                                                                                    ----------      -----------
                    Net cash provided by financing activities                       14,425,854          438,111
                                                                                    ----------      -----------
            Increase (decrease) in cash                                                (20,529)        (857,799)
            Cash and cash equivalents, beginning of period                             397,765        1,728,103
                                                                                    ----------      -----------
            Cash and cash equivalents, end of period                               $   377,236      $   870,304
                                                                                    ----------      -----------
            Noncash investing and financing activities:
            Change in unrealized gain (loss) on available-for-sale
                Securities                                                         ($  333,003)     ($    2,217)



   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Significant Accounting Policies

   Basis of Presentation

         The accompanying unaudited consolidated financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context indicates, the "Company" or "Med-Design") and its wholly-owned subsidiaries, MDC Investment Holdings, Inc. and MDC Research Ltd. All significant intercompany transactions and accounts are eliminated. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2001 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of June 30, 2002, the results of the Company's operations for the three and six month period ended June 30, 2002 and cash flows for the six month period ended June 30, 2002. The results of operations for the three and six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the applicable requirements of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the Company's audited financial statements, which were included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2. Stock Based Compensation

         In August, 2000 the Company entered into several equity arrangements with officers of the Company involving grants of stock options and warrants to purchase common stock. The Company recorded compensation expense in the amount of $831,950 in connection with these transactions in the first six months of 2002 to reflect vesting of the grants.

3. Stockholders Equity

         On March 25, 2002, Med-Design completed a private equity placement of the Company's common stock. Med-Design sold 1,326,260 shares of its common stock for $15,000,000. The net proceeds to the Company after the issuance cost were $14,200,000.

         In connection with the offering, on March 22, 2002, Med-Design provided to the placement agent, for nominal consideration, a five-year warrant to purchase 40,000 shares of Med-Design common stock at an exercise price of $14.1375 per share valued at $319,604. The warrant vested upon issuance.

         On March 15, 2002, Med-Design issued two warrants to purchase 18,000 shares of common stock each at an exercise price of $12.50 per share to two consultants. The warrants vest in three years and expire on December 27, 2007. Compensation expense of $29,306 was recorded during the first six months of 2002, based on the fair value of the warrant calculated using a Black-Scholes valuation model in accordance with FAS 123.

4. Unrealized Holding Losses on Securities

         On September 7, 2001, Med-Design entered into an Addendum to the development and licensing agreement with Medamicus. Under the terms of the Addendum, Med-Design received an initial payment of $2,000,000, $1,000,000 of which was paid in 68,027 shares of Medamicus common stock and $1,000,000 which was paid in cash on October 15, 2001. Med-Design still holds the majority of the common stock received from Medamicus and shares subsequently purchased by Med-Design which common stock has declined significantly in market value. Medamicus stock accounts for approximately $541,926 in unrealized losses at June 30, 2002.

5. Commitments and Contingencies

         In August 2000, Med-Design's shareholders approved the issuance of a warrant to purchase 50,000 shares of common stock at an exercise price of $6.26 per share and the issuance of 125,000 shares of common stock to John F. Kelley, a director of the Company in connection with the performance of past consulting services. The compensation arrangement was approved, subject to the conclusion of negotiations with Mr. Kelley regarding the amount of compensation to be provided by the Company for such past consulting services. To date, the Company has been unable to reach an agreement with Mr. Kelley and is unable to predict whether it will reach such an agreement.

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

Recent Developments

         In May 2002, Becton Dickinson and Company (BD) launched the IntegraTM Syringe with Retracting Precision Glide. This is the first BD launch that is royalty bearing to Med-Design.

         Several other products we previously licensed to BD are expected to launch in 2002. As a result of the launch of these products, we anticipate the generation of royalty payments in 2002 under the BD license agreement.

Results of Operations

Results of Operations for the Three Month Period Ended June 30, 2002 and 2001

         Revenue for the three months ended June 30, 2002 was $7,019. Med-Design did not report revenue in the corresponding period in 2001. The majority of revenue for the three months ended June 30, 2002 reflected a royalty payment from Medamicus under our September 25, 2001 agreement with Medamicus.

         General and administrative expenses for the three months ended June 30, 2002 were $1,928,218, an increase of $666,391 as compared to $1,261,827 in the corresponding period in 2001. The increase is due primarily to an increase in corporate expenses which include travel, consulting and relocation expenses related to hiring a new executive of $274,000, stock based compensation of $78,000 and legal expenses of $72,000.

         Research and development expenses for the three months ended June 30, 2002 were $416,553, an increase of $154,304 as compared to $262,249 for the corresponding period in 2001. The increase in research and development expenses was due primarily to additional costs of an evaluation study and regulatory application costs related to the Safety Dental Pre-filled Cartridge Injector.

Results of Operations for the Six Month Period Ended June 30, 2002 and 2001

         Revenue for the six months ended June 30, 2002 was $13,714 a decrease of $36,286 as compared to $50,000 in the corresponding period in 2001. The majority of revenue reported in the six months ended June 30, 2002 was from a royalty payment from Medamicus under our September 25, 2001 agreement with Medamicus. Revenue in 2001 reflected a development fee payment from Medamicus.

         General and administrative expenses for the six months ended June 30, 2002 were $3,290,481, an increase of $618,855 as compared to $2,671,626 in the corresponding period in 2001. The increase is entirely attributable to the increase in operating expenses in the second quarter of 2002.

         Research and development expenses for the six months ended June 30, 2002 were $763,031, an increase of $176,831 as compared to $586,200 for the corresponding period in 2001. The increase in research and development expenses was due primarily to costs associated with an evaluation study and regulatory application costs related to the Safety Dental Pre-filled Cartridge Injector.

Liquidity and Capital Resources

         At June 30, 2002, cash, cash equivalents and available-for-sale securities totaled $16,175,500, as compared to $5,889,766 at December 31, 2001, an increase of $10,285,734 or approximately 175%. The increase was due to the completion of a private equity placement of 1,326,260 shares of our common stock on March 25, 2002 resulting in net proceeds of approximately $14,200,000.

         Our Consolidated Statements of Comprehensive Loss reflect $594,371 in Unrealized Holding Losses on Securities for the six months ended June 30, 2002. A majority of these unrealized losses resulted from a significant decline in the market price of Medamicus shares that we hold. See Item 3 of Part I of this Form 10-Q for additional information.

         Reference is made to Item 1 of Part II of this Form 10-Q for information regarding our arbitration proceedings with BD. The results of these arbitration proceedings may have a material effect on our license revenues in future periods.

         We have a revolving line of credit totaling $3,000,000. This facility can be used to fund working capital needs and finance capital equipment purchases. However, advances for capital equipment financing may not exceed $600,000. Borrowings are collateralized by substantially all of our assets. Any borrowings to meet working capital needs bear interest at LIBOR plus 2.25%, while borrowings to finance capital equipment purchases bear interest at the prime rate plus 2.5%. The facility expires on August 31, 2002. There is no assurance that we will be successful in negotiating a continuation of the availability of the line of credit on reasonable terms. There were no amounts outstanding under the line of credit at June 30, 2002.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

         There were no amounts outstanding under our revolving line of credit at June 30, 2002. If we were to borrow under our credit facility, borrowings to meet working capital needs would bear interest at LIBOR plus 2.25% and borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. As a result, any such borrowings would be subject to the fluctuations in the market which affect LIBOR or the prime rate, respectively.

            We invest excess cash in marketable securities in accordance with our investment guidelines as approved by the Board of Directors. These investments are in highly liquid, low risk securities where our risk of loss is at a minimum. Additionally, we have acquired shares of a publicly traded company for which we are at risk of loss based on downward fluctuations in the quoted market fair value of those shares. If the quoted fair value of this company's shares were to fall by 10% and 20%, we would incur an unrealized loss of $304,015 and $608,030 respectively. Such losses are ultimately recognized as expense in the period in which the stock is sold.

Part II - OTHER FINANCIAL INFORMATION

Item 1. Legal Proceeding

         Arbitration proceedings were instituted on July 19, 2002 involving The Med-Design Corporation and Becton Dickinson and Company to determine which of the different royalty rates provided for in the Licensing Agreement dated May 11, 2000 between Med-Design and Becton Dickinson is payable to Med-Design for BD's IntegraTM Syringe with Retracting Precision Glide. The higher royalty rate is approximately four times greater than the lower royalty rate.

         On December 21, 2001, suit was filed in California Superior Court by Michael J. Botich, a former executive officer of Med-Design. Mr. Botich alleged that Med-Design breached an oral agreement to employ him as a part-time consultant. In addition, Mr. Botich alleged that Med-Design violated public policies set forth in certain provisions of the California Labor Code by terminating the alleged employment agreement in order to avoid his exercise of warrants and options to purchase Med-Design common stock. He also alleged that he suffered emotional distress and that Med-Design subjected him to cruel and unjust hardship by sending a public press release to shareholders advising, allegedly falsely, that he resigned for medical reasons. Mr. Botich seeks damages for breach of contract (the value of the warrant and stock options and loss of earnings), emotional distress, punitive damages, attorney fees and costs, and interest from April 2001 on lost wages and benefits. The Company answered by generally denying all allegations and asserting certain affirmative defenses and it intends to vigorously contest the action.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

    99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b) Reports on Form 8-K

         We filed a Form 8-K dated April 8, 2002 that included information reported under Item 5 addressing our position with respect to the status of our discussions with BD regarding the incorporation of our patented technology into their safety syringe.

         We filed a Form 8-K dated May 8, 2002 that included information reported under Item 9 incorporating a presentation and script used in connection with a conference call held by The Med-Design Corporation on May 8, 2002.

                                   Signatures




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              The Med-Design Corporation


Date: August 14, 2002                         /s/ James M. Donegan
                                              ----------------------------------
                                              James M. Donegan
                                              Chief Executive Officer


                                              /s/ Lawrence D. Ellis
                                              ----------------------------------
                                              Lawrence D. Ellis
                                              Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.                         Description
-----------                         -----------

   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002