Form 10-Q
period 2002-09-30
MED-DESIGN CORP
filed 2002-11-08
CIK 943736

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended September 30, 2002
                                                         --------

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

                                 Yes |X| No |_|


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 123-2 of the Exchange Act).

                                 Yes |X| No |_|


On November 6, 2002, 12,492,414 shares of the registrant's common stock, $.01 par value, were outstanding.

                                      THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                                                  INDEX TO FORM 10-Q



                                                                                                          Page Number
                                            PART I - FINANCIAL INFORMATION


Item 1-     Financial Statements

               Consolidated Balance Sheets as of September 30, 2002 (unaudited) and as of
               December 31, 2001 .................................................................              3

               Consolidated Statements of Operations (unaudited) for the
               three months and nine months ended September 30, 2002 and 2001.....................              4

               Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three
               months and nine months ended September 30, 2002 and 2001...........................              5

               Consolidated Statements of Cash Flows (unaudited) for the nine months
               ended September 30, 2002 and 2001..................................................              6

               Notes to Consolidated Financial Statements (unaudited).............................            7-8

Item 2-     Management's Discussion and Analysis of Financial Condition and Results
            of Operation..........................................................................           9-10

Item 3-     Quantitative and Quantitative Disclosure About Market Risk............................             10

Item 4-     Controls and Procedures...............................................................             11

                                              PART II - OTHER INFORMATION


Item 1-     Legal Proceedings.....................................................................             12

Item 4-     Submission of Matters to Vote of Security Holders.....................................             12

Item 6-     Exhibits and Reports on Form 8-K .....................................................             13

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..........................             15

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..........................             16







                                                           2

PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                September 30,
                                                                                     2002                  December 31,
                                                                                 (Unaudited)                   2001
                                                                                ------------               ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                  $  2,152,260               $    397,765
     Available-for-sale securities                                                12,271,775                  5,492,001
     Prepaid expenses and other current assets                                       910,026                    289,801
                                                                                ------------               ------------

          Total current assets                                                    15,334,061                  6,179,567


     Property, plant, and equipment, net of accumulated depreciation of $991,591 and $1,052,903 at September 30, 2002 and
         December 31, 2001, respectively                                             381,046                    391,817

     Patents, net of accumulated amortization of $640,442 and $486,608 at
         September 30, 2002 and December 31, 2001, respectively                    1,667,852                  1,688,576

                                                                                          --                         --
                                                                                ------------               ------------

     Total assets                                                               $ 17,382,959               $  8,259,960
                                                                                ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of capital lease obligations                            $      4,455               $     12,720
     Accounts payable                                                                169,696                    198,141
     Accrued payroll and vacation                                                     83,855                    139,046
     Other accrued expenses                                                           62,750                     22,408
                                                                                ------------               ------------
          Total current liabilities                                                  320,756                    372,315

     Capital lease obligations, less current maturities                                2,178                      4,086
                                                                                ------------               ------------

          Total liabilities                                                          322,934                    376,401
                                                                                ------------               ------------

Commitments and Contingencies

Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
        No shares outstanding at September 30, 2002 and December 31, 2001                 --                         --
     Common stock, $.01 par value, 30,000,000 shares authorized;
          12,492,414 and 10,963,386 shares issued and outstanding as of
         September 30, 2002 and December 31, 2001, respectively                      124,924                    109,634
     Additional paid-in capital                                                   52,588,950                 36,869,326
     Accumulated deficit                                                         (34,977,635)               (29,152,181)
     Accumulated other comprehensive income (loss)                                  (676,214)                    56,780
                                                                                ------------               ------------

Total stockholders' equity                                                        17,060,025                  7,883,559
                                                                                ------------               ------------

Total liabilities and stockholders' equity                                      $ 17,382,959               $  8,259,960
                                                                                ============               ============

   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended                       Nine Months Ended
                                                                 September 30,                           September 30,
                                                     --------------------------------------   -------------------------------------
                                                           2002                 2001               2002                 2001
                                                     -----------------    -----------------   ----------------    -----------------
Revenue                                                        $9,089           $2,040,000            $22,803           $2,090,000
                                                     -----------------    -----------------   ----------------    -----------------

Operating expense:
  General and administrative                               $1,607,015           $1,546,639         $4,897,496           $4,218,265
  Research and development                                    347,560              325,214          1,110,591              911,414
                                                     -----------------    -----------------   ----------------    -----------------
  Total operating expenses                                  1,954,575            1,871,853          6,008,087            5,129,679

  Income (loss) from operations                            (1,945,486)             168,147         (5,985,284)          (3,039,679)
  Interest expense                                               (233)              (9,809)              (901)             (10,272)
  Investment income                                            71,974               67,997            160,731              197,074
                                                     -----------------    -----------------   ----------------    -----------------
Net income (loss)                                         ($1,873,745)            $226,335        ($5,825,454)         ($2,852,877)
                                                     =================    =================   ================    =================


Basic and diluted loss per common share:

  Net income (loss) applicable to common shares                ($0.15)               $0.02             ($0.49)              ($0.27)

Weighted average common shares                             12,448,990           10,890,419         11,978,725           10,675,565

Weighted average common shares - diluted                   12,448,990           11,611,764         11,978,725           10,675,565


         Options and warrants to purchase 2,382,831 shares of common stock as of September 30, 2002 and 1,684,117 shares of common stock as of September 30, 2001 were not included in computing diluted earnings per share as the effect was antidilutive.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                          Three Months Ended                        Nine Months Ended
                                                             September 30,                            September 30,
                                                ----------------------------------------   -------------------------------------
                                                      2002                   2001               2002                 2001
                                                ------------------      ----------------   ----------------    -----------------
Net income (loss)                                    ($1,873,745)              $226,335        ($5,825,454)         ($2,852,877)

Other comprehensive loss:

Unrealized holding losses on
  securities                                            (138,623)               (23,702)          (732,994)             (25,919)

                                                ------------------      ----------------   ----------------    -----------------
Comprehensive income (loss)                          ($2,012,368)              $202,633        ($6,558,448)         ($2,878,796)
                                                ==================      ================   ================    =================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                      2002              2001
                                                                                   -----------      ------------
            Cash flows from operating activities:
            Net loss                                                               ($5,825,454)     ($2,852,877)
            Adjustments to reconcile net loss to net cash used in
                operating activities:
                      Depreciation and amortization                                    420,710          233,549
                      Stock-based compensation                                       1,302,350        1,374,046
                      Changes in operating assets and liabilities:
                           Prepaid expenses and other current assets                  (620,225)         (27,832)
                           Licensing Fee Receivable                                         --       (2,000,000)
                           Accounts payable                                            (28,445)         (86,883)
                           Accrued expenses                                            (14,849)        (152,319)
                                                                                   -----------      -----------
                      Net cash used in operating activities                         (4,765,913)      (3,457,102)
                                                                                   -----------      -----------
            Cash flows from investing activities:
                 Purchases of property and equipment                                  (256,105)         (18,749)
                 Additions to patents                                                 (133,110)        (190,928)
                 Investment in available-for-sale securities                       (12,325,703)              --
                 Sale of available-for-sale securities                               4,812,935          599,368
                                                                                   -----------      -----------
                      Net cash provided by (used in) investing activities           (7,901,983)         389,691
                                                                                   -----------      -----------
            Cash flows from financing activities:
                 Capital lease payments                                                (10,173)          (1,016)
                 Warrants and stock options exercised                                  240,124        2,106,998
                 Proceeds from private placement-net of issuance
                    costs paid                                                      14,192,440               --
                                                                                   -----------      -----------
                      Net cash provided by financing activities                     14,422,391        2,096,631
                                                                                   -----------      -----------
            Increase (decrease) in cash                                              1,754,495         (961,429)
            Cash and cash equivalents, beginning of period                             397,765        1,728,103
                                                                                   -----------      -----------
            Cash and cash equivalents, end of period                                $2,152,260      $   766,674
                                                                                   -----------      -----------

            Noncash investing activities:
              Change in unrealized gain (loss) on available-for-sale
                Securities                                                         ($  732,994)     ($   25,919)



   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Significant Accounting Policies

   Basis of Presentation

         The accompanying unaudited consolidated financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context indicates, the "Company" or "Med-Design") and its wholly-owned subsidiaries, MDC Investment Holdings, Inc. and MDC Research Ltd. All significant intercompany transactions and accounts are eliminated. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2001 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of September 30, 2002, the results of the Company's operations for the three and nine month periods ended September 30, 2002 and cash flows for the nine month period ended September 30, 2002. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the applicable requirements of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet at December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company's audited financial statements, which were included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2. Stock Based Compensation

         In August 2000 the Company entered into several equity arrangements with officers of the Company involving grants of stock options and warrants to purchase common stock. The Company recorded compensation expense in the amount of $1,247,922 in connection with these transactions in the first nine months of 2002 to reflect vesting of the grants.

3. Stockholders' Equity

         On March 25, 2002, the Company completed a private equity placement of the Company's common stock. The Company sold 1,326,260 shares of its common stock for $15,000,000. The net proceeds to the Company after the issuance cost were approximately $14,200,000.

         In connection with the offering, on March 22, 2002, the Company provided to the placement agent, for nominal consideration, a five-year warrant to purchase 40,000 shares of the Company common stock at an exercise price of $14.1375 per share for an aggregate value of $319,604. The warrant vested upon issuance.

         On March 15, 2002, the Company issued two warrants to purchase 18,000 shares of common stock each at an exercise price of $12.50 per share to two consultants. The warrants vest over three years and expire on December 27, 2007. Compensation expense of $54,428 was recorded during the first nine months of 2002, based on the fair value of the warrant calculated using a Black-Scholes valuation model in accordance with FAS 123.

4. Unrealized Holding Losses on Securities

         On September 7, 2001, the Company entered into an Addendum to the development and licensing agreement with Medamicus. Under the terms of the Addendum, Med-Design received an initial payment of $2,000,000, $1,000,000 of which was paid in 68,027 shares of Medamicus common stock and $1,000,000 which was paid in cash on October 15, 2001. The Company still holds the majority of the common stock received from Medamicus and shares subsequently purchased by Med-Design which common stock has declined significantly in market value. Medamicus stock accounts for approximately $809,805 in unrealized losses at September 30, 2002.

5. Commitments and Contingencies

         In August 2000, the Company's stockholders approved the issuance of a warrant to purchase 50,000 shares of common stock at an exercise price of $6.26 per share and the issuance of 125,000 shares of common stock to John F. Kelley, a former director of the Company in connection with the performance of past consulting services. The compensation arrangement was approved, subject to the conclusion of negotiations with Mr. Kelley regarding the amount of compensation to be provided by the Company for such past consulting services. To date, the Company has been unable to reach an agreement with Mr. Kelley and is unable to predict whether it will reach such an agreement.

6. Related Party Transactions

         On April 15, 2002, pursuant to a Note and Pledge Agreement, the Company loaned $250,000 to Michael W. Simpson, which will be collateralized by 66,000 shares of the Company's common stock to be issued to Mr. Simpson on August 6, 2003. The Note was made to enable Mr. Simpson to pay his 2001 federal income taxes. The Note is repayable on the earlier of (i) April 15, 2004, (ii) the date on which Mr. Simpson ceases to be an employee, consultant or director of the Company, (iii) the date on which the Company provides notice to Mr. Simpson that the closing price of the common stock has been $30.00 or higher for 20 consecutive trading days as reported on the Nasdaq National Market or (iv) the date on which Mr. Simpson sells or transfers the pledged securities. The Note accrues interest at 16% per year until the issuance of the pledged securities to Mr. Simpson, at which time the Note will accrue interest at the prime lending rate plus 1%.

         As of September 30, 2002, other current assets includes receivables from the Company's officers in the amount of approximately $315,000 of which $250,000 is from the transaction described above.

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

Results of Operations

Results of Operations for the Three-Months Period Ended
September 30, 2002 and 2001

         Revenue for the three months ended September 30, 2002 was $9,089 as compared to $2,040,000 for the corresponding period in 2001. The majority of the revenue for the three months ended September 30, 2002 reflected a royalty payment from Medamicus under our September 25, 2001 agreement with Medamicus. Revenue for the three months ended September 30, 2001 reflected the license fee in connection with the initial payment made by Medamicus under the Addendum to the Development and Licensing Agreement.

         General and administrative expenses for the three months ended September 30, 2002 were $1,607,015, an increase of $60,376 as compared to $1,546,639 in the corresponding period in 2001. The increase is due primarily to an increase in corporate expenses which include additional personnel, travel related to the marketing of the Company's portfolio products, consulting and legal.

         Research and development expenses for the three months ended September 30, 2002 were $347,560, an increase of $22,346 as compared to $325,214 for the corresponding period in 2001. The increase in research and development expenses was due primarily to additional costs of an evaluation study and regulatory application costs related to the Safety Dental Pre-filled Cartridge Injector.

Results of Operations for the Nine-Month Periods Ended
September 30, 2002 and 2001

         Revenue for the nine months ended September 30, 2002 was $22,803 as compared to $2,090,000 in the corresponding period in 2001. The majority of revenue reported in the nine months ended September 30, 2002 was from royalty payments from Medamicus under our September 25, 2001 agreement with Medamicus. Revenue for the nine months ended September 30, 2001 reflected a development fee and license payment from Medamicus.

         General and administrative expenses for the nine months ended September 30, 2002 were $4,897,496, an increase of $679,231 as compared to $4,218,265 in the corresponding period in 2001. The increase is due primarily to an increase in corporate expenses which include travel, consulting and relocation related to hiring a new executive of $356,000 and legal expenses of $177,000.

         Research and development expenses for the nine months ended September 30, 2002 were $1,110,591, an increase of $199,177 as compared to $911,414 for the corresponding period in 2001. The increase in research and development expenses was due primarily to costs associated with an evaluation study and regulatory application costs related to the Safety Dental Pre-filled Cartridge Injector.

Liquidity and Capital Resources

         At September 30, 2002, cash, cash equivalents and available-for-sale securities totaled $14,424,035, as compared to $5,889,766 at December 31, 2001, an increase of $8,534,269 or approximately 145%. The increase was due to the completion of a private equity placement of 1,326,260 shares of our common stock on March 25, 2002 resulting in net proceeds of approximately $14,200,000.

         Our consolidated statements of comprehensive income (loss) reflects $732,994 in unrealized holding losses on securities for the nine months ended September 30, 2002. A majority of these unrealized losses resulted from a significant decline in the market price of Medamicus shares that we hold. See
Item 3 of Part I of this Form 10-Q for additional information.

         Reference is made to Item 1 of Part II of this Form 10-Q for information regarding our arbitration proceedings with BD. The results of these arbitration proceedings may have a material effect on our license revenues in future periods.

         We have a revolving line of credit totaling $3,000,000. This facility can be used to fund working capital needs and finance capital equipment purchases. However, advances for capital equipment financing may not exceed $600,000. Borrowings are collateralized by substantially all of our assets. Any borrowings to meet working capital needs bear interest at LIBOR plus 2.25%, while borrowings to finance capital equipment purchases bear interest at the prime rate plus 2.5%. The facility expires on May 31, 2003. There is no assurance that we will be successful in negotiating a continuation of the availability of the line of credit on reasonable terms. There were no amounts outstanding under the line of credit at September 30, 2002.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

         There were no amounts outstanding under our revolving line of credit at September 30, 2002. If we were to borrow under our credit facility, borrowings to meet working capital needs would bear interest at LIBOR plus 2.25% and borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. As a result, any such borrowings would be subject to the fluctuations in the market which affect LIBOR or the prime rate, respectively.

         We invest excess cash in marketable securities in accordance with our investment guidelines as approved by the Board of Directors. These investments are in highly liquid, low risk securities where our risk of loss is at a minimum. Additionally, we have acquired shares of a publicly traded company for which we are at risk of loss based on downward fluctuations in the quoted market fair value of those shares. If the quoted fair value of this company's shares were to fall by 10% and 20%, we would incur an unrealized loss of $162,690 and $325,381 respectively. Such losses are ultimately recognized as expense in the period in which the stock is sold.

Item 4.     Controls and Procedures

         Med-Design management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Part II - OTHER FINANCIAL INFORMATION

Item 1.     Legal Proceeding

         The Company gave notification on July 19, 2002, and instituted on September 13, 2002, arbitration proceedings involving The Med-Design Corporation and Becton Dickinson and Company to determine which of the different royalty rates provided for in the Licensing Agreement dated May 11, 2000 between Med-Design and Becton Dickinson is payable to Med-Design for BD's IntegraTM Syringe with Retracting Precision GlideTM Needle. The higher royalty rate is approximately four times greater than the lower royalty rate. As previously discussed, we estimate that the arbitration proceedings will take approximately 12 months.

Item 4.     Submission of Matters to Vote of Securities Holders

         The Company held its Annual Meeting of the Stockholders (the "Meeting") on July 26, 2002. The following were the matters voted upon at the Meeting.

         1. Election of Directors. The following Directors were elected at the
            Meeting: Ralph Balzano, D. Walter Cohen and Paul Castignani. The number of votes cast and withheld for each are as follows:

            Director                      For                        Withheld
            --------                      ---                        --------

            Ralph Balzano              9,719,274                      245,299
            D. Walter Cohen            9,907,070                       57,503
            Paul Castignani            9,721,274                      243,217

         2. Proposal to amend the Company's 2001 Equity Compensation Plan:

            For                   Against          Abstain
            ---                   -------          -------

            6,769,240             3,950,363        45,770

         3. Ratification of the appointment of PricewaterhouseCoopers, LLP as the independent auditors of the Company for the year ending December 31, 2002:

            For                   Against          Abstain
            ---                   -------          -------

            10,735,225            23,053            7,065

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

      99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

         We filed a Form 8-K dated, as amended dated September 23, 2002 in which we, among other things, set forth the relevant provisions of the License Agreement with BD as they relate to the arbitration with BD and stated our estimate that the arbitration proceedings to resolve the dispute will take approximately 12 months.

         We filed a Form 8-K dated September 10, 2002 addressing our position with respect to the progress made under the co-promotion agreement between Med-Design and Abbott One-2-One Global Pharmaceutical Services.

         We filed a Form 8-K dated August 15, 2002 in which we, among other things, stated our estimate that the arbitration proceedings with BD would take between 9 and 12 months.

         We filed a Form 8-K dated July 26, 2002 that included information incorporated in the presentation and script used in connection with The Med-Design Corporation's Annual Meeting of Stockholders held on July 26, 2002.

                                   Signatures




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            The Med-Design Corporation


Date: November 6, 2002                      /s/ James M. Donegan
                                            ------------------------------------

                                            James M. Donegan
                                            Chief Executive Officer


                                            /s/ Lawrence D. Ellis
                                            ------------------------------------

                                            Lawrence D. Ellis
                                            Chief Financial Officer

                           THE MED-DESIGN CORPORATION

                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, Lawrence D. Ellis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Med-Design Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 7, 2002                /s/ Lawrence D. Ellis
     ________________________        __________________________________________
                                      Lawrence D. Ellis, Chief Financial Officer

                           THE MED-DESIGN CORPORATION

                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, James M. Donegan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Med-Design Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 7, 2002                /s/ James M. Donegan
     ________________________        __________________________________________
                                      James M. Donegan, Chief Executive Officer

EXHIBIT INDEX



Exhibit No.                         Description
-----------                         -----------

   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002