Form 10-K
period 2002-12-31
MED-DESIGN CORP
filed 2003-03-28
CIK 943736

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K

[X] ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to ______.

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

                    Common Stock, Par Value $0.01 Per Share

                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant (computed by reference to the last reported sale price of such stock on June 28, 2002) was $125,382,547. The number of shares of the registrant's common stock outstanding as of March 11, 2003 was 12,623,098.

Documents incorporated by reference:

Certain portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders (which is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS

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

                                     PART I

ITEM 1. BUSINESS

                                    BUSINESS

   We are principally engaged in the design, development and licensing of safety medical devices intended to reduce the incidence of accidental needle sticks. Each safety medical device we design and develop incorporates our proprietary needle retraction technology. Our technology enables health care professionals to retract a needle into the body of the medical device for safe disposal without any substantial change in operating technique. Our product technologies generally can be categorized into the following five groups:

     o hypodermic syringes used to inject drugs and other fluids into the body;

     o injectors used to inject drugs and other fluids into the body from a pre-filled cartridge, vial or carpule;

     o fluid collection devices used to draw blood or other fluids from the body;

     o venous and arterial access devices used to provide access to patients' veins and arteries; and

     o    specialty safety devices for other needle based applications.

   We design our product technologies to be similar to standard non-safety medical devices in appearance, size, performance and operation. We believe that this similarity is important, because health care professionals are more likely to accept safety products that do not require a change in operating technique from products they have traditionally used.

   In two instances, we arranged for the manufacture of our products through collaborative arrangements with manufacturers. We will continue to explore additional opportunities to manufacture selected products in this manner.

Med-Design Strategy

   Our goal is to become the leading developer of safety medical devices designed to reduce the incidence of accidental needlesticks. The principal elements of our strategy are to:

     o license some of our currently unlicensed products to established medical device manufacturers;

     o modify and improve our current product technologies in response to market research and input provided by medical professionals;

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

   Accidental needlesticks may result in the spread of infectious diseases such as hepatitis B and C, HIV, and tuberculosis. In March 2000, CDC estimated that, depending on the type of device used and the procedure involved, 62% to 88% of needlestick injuries could be prevented by the use of safer medical devices. We design our product technologies to address the demand for safer medical devices that reduce the risk of accidental needlesticks that result in exposure to blood borne diseases.

Med-Design Products

   We have designed and developed a number of products incorporating our needle retraction technology. Our products are similar in appearance, size and performance to standard non-safety products and are operated in essentially the same manner. A brief description of each of our products follows:

Licensed Products

   Becton Dickinson

   Becton, Dickinson and Company (BD), a major medical technology company, is the principal licensee of our patented product technologies. Pursuant to two licensing agreements, we have granted BD the exclusive worldwide rights to manufacture and market our patented product technologies in three fields of use, injection syringe, IV catheters and blood collection. The agreements with BD provide for continuing royalty payments based upon BD's net sales of the licensed product technologies, subject to annual minimums.

   The following product technologies are currently under license to BD:

     o Safety Syringe (fixed needle). After the medication in the syringe has been delivered, the user applies a light amount of additional pressure in order to move the plunger slightly beyond the normal stop point, which causes the needle to automatically and fully retract into the body of the syringe. The fixed needle Safety Syringe can be manufactured with needles of various gauges and sizes, and barrels with various sizes.

     o Safety Syringe (luer needle). The luer needle Safety Syringe is a hypodermic needle with a mating needle/hub assembly.

     o Safety Tuberculin/Insulin Syringe. The Safety Tuberculin/Insulin Syringe is a smaller version (1cc) of the fixed needle Safety Syringe.

     o Safety Blood Collection Needle. The Safety Blood Collection Needle is compatible with substantially all standard blood collection needle accessories. After sufficient fluids have been extracted from the body, by depressing a conveniently located button on the barrel of the device, the needle automatically and fully retracts into the body of the device. The needle seals in place rendering it harmless and inoperable.

     o Safety Winged Blood Collection Set. The Safety Winged Blood Collection Set uses a smaller diameter needle and is an alternative to the Safety Blood Collection Needle. It is compatible with substantially all standard blood collection needle accessories.

     o Safety IV Catheter. Catheters are inserted into veins or other areas of the body using a catheter insertion needle located within the flexible catheter tube. After the insertion needle is partially removed from the Safety IV Catheter, the needle automatically and fully retracts into the body of the catheter insertion device. The needle seals in place rendering it harmless and inoperable.

     o Safety PICC Introducer. The Safety PICC Introducer is a catheter insertion device used to insert a peripherally inserted control catheter (PICC) for long term venous access to deliver fluids into a patient.

     o Safety Wing Needle Set/Catheter. The Safety Wing Needle Set/Catheter is used to continuously deliver fluids into a patient's vein. The sharp end of the needle is completely shielded within the device, allowing intravenous fluid from a gravity bag or infusion pump to flow through the retracted steel needle. Upon completion of the infusion therapy, the Safety Wing Needle Set/Catheter may be removed from the patient with no possibility of an accidental needle stick.

   During 2002, BD introduced two licensed products - the BD Integra(TM) Syringe in May and the BD AutoGuard Pro(TM) shielded IV catheter in December - utilizing our Safety Syringe and Safety IV Catheter technologies. In addition, BD announced it intends to launch a winged blood collection set during 2003.

   The licensing agreement with BD for the safety syringe provided for a two-tier royalty payment. A dispute arose in July of 2002 between us and BD as to the appropriate amount of royalty payment for the BD Integra Syringe. We submitted the dispute to mediation and reached an agreement in January 2003 that resolved the dispute. We resolved with BD that a royalty rate of 2.5% on all sales of the product in the U.S. and in all international markets where our retracting needle syringe patents are in force would be paid to Med-Design. The royalty rate is retroactive to the initial introduction date of May 2002.

Medamicus

   We licensed to Medamicus the Safety Seldinger Device initially for venous access and subsequently for arterial access. We receive royalties from the sale of the device by Medamicus. The Safety Seldinger Device agreement is our initial agreement to license our technology for a product in a lower volume, higher margin specialized niche market segment. We believe that Medamicus' sales of the Safety Seldinger Needle may he helpful in connection with our efforts to license similar niche market products.

Manufactured Products Under Agreement

   In connection with our efforts to enter into collaborative arrangements for the marketing and distribution of certain of our product technologies, we determined that we could enhance our efforts with potential strategic allies that do not possess manufacturing capabilities if we could arrange to have the products manufactured. We entered into two OEM Manufacturing Agreements with Owens-Illinois Closure, Inc. for the manufacture of our Safety Pre-filled Cartridge Injector and Safety Dental Cartridge Injector. Under the terms of the agreements, we will purchase the automated equipment and molds necessary for Owens-Illinois to manufacture the products.

   Safety Pre-filled Cartridge Injector.

   The Safety Pre-filled Cartridge Injector enables medication to be injected directly into a patient from pre-filled cartridges produced by many pharmaceutical manufacturers. The Safety Pre-filled Cartridge Injector can be manufactured with needles of various gauges and sizes.

   In June 2001, we entered into a co-promotion agreement with Abbott Laboratories to co-market our pre-filled injector products to the pharmaceutical industry in conjunction with Abbott's pharmaceutical fill/ finish technology. Through this agreement, we can offer a combination of our technology, Owens-Illinois' manufacturing and Abbott Laboratories' filling and packaging capabilities. We also have the right to enter into arrangements in which the customer performs the fill-finish of our delivery device. We are currently in discussions with several pharmaceutical companies for the purchase of our pre-filled devices, but have not entered into any definitive arrangements.

   Safety Dental Cartridge Injector

   The Safety Dental Cartridge Injector is used to administer anesthetics in dental procedures. The Safety Dental Cartridge Injector uses standard dental needles and anesthetic cartridges and enables for fluid removal. The Safety Dental Cartridge Injector allows for multiple anesthetic injections, while rendering the needle safe in between injections.

   In connection with the Safety Dental Cartridge Injector, we entered into a definitive agreement with Sultan Chemists on May 22, 2002, giving Sultan the exclusive right to purchase, market and sell the product for ten years. Under the terms of the agreement, in order to maintain its exclusive rights, Sultan is required to purchase 18 million units within the first 40 months from the first shipment date and 6 million units a year thereafter to maintain exclusivity. We received FDA clearance on the device in February 2003 and are proceeding with the plan to have the product manufactured by Owens-Illinois in accordance with the OEM Agreement. Sultan Chemists is expected to launch the product in 2003. We will recognize revenue on the sale of the product to Sultan.

Portfolio Products

   We are seeking to license technology or enter into collaborative arrangements for a number of additional applications of our technologies described below. All of these products derived from these applications would incorporate our needle retraction technology.

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

   The Safety Pre-filled Vial Injector. The Safety Pre-filled Vial Injector allows medication to be injected directly into a patient from pre-filled vials produced by many pharmaceutical manufacturers. The pre-filled vial is threaded onto the rear end of the stationary plunger and becomes integrated as a functional part of the plunger. The Safety Pre-filled Vial Injector can be manufactured with needles of various gauges and sizes.

   Safety Arterial Blood Gas Needle. Arterial blood gas needles are used to collect small samples of arterial blood and deliver the blood to a blood gas analyzer, after which the filled needle barrel is ready for delivery to a laboratory for analysis. The Safety Arterial Blood Gas Needle is designed for conventional laboratory processing and attaches to any standard blood gas needle with a luer fitting, as would a non-safety needle.

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

   In addition to direct marketing efforts, safety needle legislation and our relationship with BD have increased industry awareness of our products. While several potential licensees and strategic allies have contacted us to discuss the possibility of applying our needle retraction technology to their existing products, we cannot predict whether these contacts will result in definitive agreements.

Research and Development

   Our research and development efforts in the past have focused primarily upon the design and development of our needle retraction technology and the design and development of specific applications of our technology for incorporation into the products described above as well as in certain instances, the equipment necessary to assemble the products. Research and development expenses were $1,969,709, $1,073,323 and $1,143,938 in 2002, 2001 and 2000,
respectively. Our research and development efforts going forward will focus primarily upon:

     o the modification and improvement of our current product technologies in response to market research and input from health care professionals; and

     o the development of new safety medical devices in response to the specific requests and needs of our licensees and potential strategic allies.

   Our research and development staff consisted of ten employees as of December 31, 2002.

Facilities and Manufacturing

   Our primary focus has been upon the design, development and licensing of safety medical devices. To date, in most cases our licensees have arranged for manufacturing of products based on the technology licensed from us. In addition, we determined that we would enhance our efforts with potential partners that do not possess manufacturing capabilities if we could arrange to have the products manufactured. In 2001, we entered into two OEM Manufacturing Agreements with Owens-Illinois for the manufacture of our Safety Pre-filled Cartridge Injector and Safety Dental Cartridge Injector. Under the terms of the agreements, we will purchase the automated equipment and molds necessary for Owens-Illinois to manufacture the products.

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

   The assembly system is currently being used to pilot manufacture limited quantities of our products to demonstrate to potential third-party manufacturers the economic feasibility of the commercial production of our products. With some modifications, the semi-automated assembly system is capable of producing up to 6,000,000 units per year and can produce one or more of our products at a time. This assembly system could enable us to manufacture the products we design in comparatively low volume, suitable for certain niche markets which do not involve the same manufacturing scale as more widely used products, such as those licensed to BD. However, as noted above, our strategy is to utilize a contract manufacturer to manufacture products for commercial distribution.

Government Regulation

   Our products are subject to regulation by the United States Food and Drug Administration (FDA) under a number of statutes including the Federal Food, Drug and Cosmetic Act (FDCA). The FDA regulates, among other things, the research, development, testing, manufacture, labeling, distribution, and promotion of medical devices in the United States. Our medical devices must be cleared or approved by the FDA before they can be sold in the United States.

   Historically, our focus has been on the development, design and licensing of medical safety devices rather than marketing and manufacturing of the devices. Therefore, we had not typically made the regulatory filings necessary to sell our products. Rather, we have relied on our licensees and other strategic allies to pursue regulatory approvals. We anticipate that we will continue to rely on our strategic allies to seek regulatory compliance if we license our products to them.

   We have decided to commercially market, through our strategic allies, and manufacture some of the products we develop separate from our current or any future license agreements in 2002. We will be required to file for marketing authorization for these products. The FDCA provides two basic review procedures by which medical devices can receive FDA marketing authorization. Certain products qualify for a submission authorized by Section 510(k) of the FDCA. To receive Section 510(k) clearance, a pre-market notification must be filed with the FDA that a company plans to begin marketing a medical device. The filing must establish that the medical device is substantially equivalent to another medical device that has been granted prior FDA pre-market notification clearance or was marketed prior to May 28, 1976, the date of enactment of the Medical Device Amendments. Marketing may commence when the FDA issues a letter finding substantial equivalence. If a product does not qualify for Section 510(k) clearance, a pre-market approval application must be filed. Pre-market approval applications (PMAs) must demonstrate that the medical device is safe and effective. The pre-market approval process is typically more complex and time consuming than the Section 510(k) clearance process, and generally requires the submission of laboratory, pre-clinical and clinical data. Before initiating clinical trials, companies sponsoring such trials often must seek and obtain an Investigational Device Exemption.

   Since we will commercially market and have manufactured some of the products we develop, separate from our current or any future license agreement, we may be required to file for Section 510(k) clearance, or possibly pre-market approval, for such products. In that case, we would be subject to device user fees. The Medical Device User Fee and Modernization Act, enacted in 2002, authorizes the FDA to assess and collect user fees for Section 510(k) premarket notifications and premarket approval applications filed on or after October 1, 2002. Fees for fiscal year 2003 range from $2,187 for Section
510(k) premarket notifications to $154,000 for PMAs, although fee reductions are available for companies qualifying as small businesses. If we commercially manufacture and market devices, we also would be required to comply with FDA post-market reporting requirements, including the submission of reports on certain adverse events and malfunctions, and requirements governing the promotion of medical devices. In addition, modifications to our devices may require the filing of new 510(k) submissions or pre-market approval supplements, and we will need to comply with FDA regulations governing medical device manufacturing practices. The FDA and the California Department of Health Services (DHS) require medical device manufacturers to register as such and subject them to periodic FDA and DHS inspections of their manufacturing facilities. The FDA requires that medical device manufacturers produce devices in accordance with the FDA's current Quality System Regulation (QSR), which governs the methods, facilities and controls used for the design, manufacture, testing, packaging, labeling and storage of medical devices. We are not currently required to register our pilot manufacturing facility or comply with QSR requirements because we do not commercially manufacture and distribute the devices we produce in our facility, but we will be required to register and comply if we commence commercial manufacturing. To ensure compliance with QSR requirements, we would need to expend time, money and effort in the area of production and quality control.

   There is a different set of regulatory requirements in place for the European Union (EU). In the EU the company putting a medical device onto the market must comply with the requirements of the Medical Devices Directive
(MDD) and affix the CE mark to the product to attest to such compliance. To achieve this, the medical devices in question must meet the "essential requirements" defined under the MDD relating to safety and performance, and the relevant company must successfully undergo a verification of its regulatory compliance by a third party standards certification provider, known as "Notified Body." The nature of the assessment will depend on the regulatory class of products concerned, which in turn determines the precise form of testing to be undertaken by the Notified Body.

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

   In the case of devices such as certain versions of the safety pre-filled vial injector, which incorporates a medicinal product as one integrated product, the regulatory requirements are those relating to medicines as opposed to devices and an application for a marketing authorization must be made under Directive 65/65 EEC. However, the safety and performance of the device features of the integral product are assessed in accordance with the essential requirements of Annex I of the MDD. Again, if the device is marketed by our licensees or strategic allies under their names, all regulatory compliance obligations will be borne by such licensees or strategic allies. The party responsible for regulatory compliance will be subject to continued surveillance by the Notified Body and will be required to comply with additional national requirements that are beyond the scope of the MDD.

Competition

   The safety medical device market is highly competitive. Licensees of our products and our other strategic allies will compete in the United States and abroad with the safety products and standard products manufactured and distributed by companies such as:

     o    Tyco International, Inc. (Kendall Healthcare Products Company),

     o    B. Braun,

     o    Terumo Medical Corporation of Japan,

     o    Medi-Hut, Inc., and

     o    Johnson & Johnson.

   Developers of safety medical devices which we compete against for license and collaborative arrangements with medical device and pharmaceutical companies include:

     o    New Medical Technologies,

     o    Retractable Technologies, Inc.,

     o    Univec, Inc., and

     o    Specialized Health Products International.

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

Legislation

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

On November 27, 2001, OSHA issued a compliance directive (CPL 2-2.69) that advises OSHA's regional offices on the proper interpretation and enforcement of the revised Bloodborne Pathogens Standard provisions. The compliance directive confirms that the consideration of safer needle devices in annually reviewing and updating the exposure control plan is a critical element of the Bloodborne Pathogens Standard. The compliance directive also stresses that the standard requires employers to use engineering controls (e.g., safer needle devices) if such controls will remove or eliminate the hazards to employees. As a result of these regulatory actions, we anticipate that the demand for safety medical devices such as those which we produce or license, will continue to increase for the foreseeable future.

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

   We have 19 United States patents covering our retractable needle technology and specific product applications based upon our technology. In addition, we have 17 foreign national patents and two European patents covering 12 countries. We also have 23 United States, 87 foreign national, 18 European and 6 international patent applications pending. We also have a United States design patent based on one of our products, in addition to four foreign national design registrations and two pending foreign design applications.

   Med-Design has 19 U.S. patents with expiration dates ranging from April 29, 2007 to April 30, 2021. Med-Design has 17 foreign national patents and two European patents designating thirteen European countries. The foreign patents and European patents have expiration dates ranging from November 7, 2010 to August 28, 2019.

Employees

   As of December 31, 2002, we had 20 full-time employees and 2 part-time employees, most of whom were located at our corporate offices.

   We maintain a website at www.med-design.com and make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the company electronically files such material with, or furnishes it to, the SEC. The material on our website is not part of this report.


                                  RISK FACTORS


We have a history of net losses and anticipate we will incur continued losses for the foreseeable future.

   We have incurred significant losses since inception. As of December 31, 2002, our accumulated deficit was $37,233,242. Among other things, our ability to achieve profitability is dependent upon:

     o    the successful marketing of our products by licensees;

     o our ability to license additional products that are not currently subject to licenses or have these products distributed through joint venture or similar arrangements; and

     o our ability to develop additional products based on our core technologies.

   We have licensed to BD several of our products. Two licensed products were launched in 2002. We are unable to predict whether BD's marketing efforts will be successful and whether the licenses will generate meaningful revenues for us. If our licensees are not successful in marketing our products, and if we are not successful in licensing additional products, we may never generate meaningful revenues, in which case our long-term viability would be threatened.

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

   At December 31, 2002, we had a revolving line of credit which makes available up to $3,000,000. This facility can be used to fund working capital needs and finance capital equipment purchases. However, advances for capital equipment financing may not exceed $600,000, and borrowings are collateralized by substantially all of our assets. The facility expires on May 31, 2003, and there is no assurance that we will be successful in negotiating a continuation of the availability of the line of credit or the terms, which will be made available to us. There were no amounts outstanding under the credit facility at December 31, 2002.

   If adequate funds are not available on acceptable terms, we may have to reduce the scope of, or cease, our operations.

Our products must receive regulatory approval in the United States and foreign jurisdictions; we rely on our licensees to obtain such approvals when we license our products, and if they are not successful in obtaining or maintaining approvals, the sale of our products and our ability to realize royalty revenues would be impaired.

   Our products are medical devices subject to regulation by the United States Food and Drug Administration (FDA). The FDA regulates, among other things, product manufacture, labeling, distribution, and promotion of medical devices in the United States. Our medical devices must be cleared or approved by the FDA before they can be sold in the United States.

   Our licensees are required to pursue regulatory approvals. As a result, our ability to receive royalties from licensed products may be impaired or delayed if the licensees do not devote sufficient resources to the regulatory approval effort. Moreover, obtaining FDA approval or clearance to market a product can be a lengthy and costly process, which in some cases involves extensive clinical studies. Our licensees may not be able to obtain the necessary FDA authorizations to allow marketing of our products in a timely fashion, or at all.

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

   Our products manufactured under our control through a contract manufacturer must receive regulatory approval and if we are not successful in obtaining or maintaining approvals, the sale of our products would be impaired.

   We plan to manufacture and market some of our products, either ourselves, or through joint ventures or other contractual arrangements under which third parties manufacture and, in some instances, sell our products. These contractual arrangements will require us to seek separate clearance or approval by the FDA of these products, to pay user fees for applications filed and to comply with ongoing FDA requirements for submission of safety and other post-market information. These arrangements also may involve our assumption of commercial manufacturing responsibility with respect to some of our products. If we engage in commercial manufacturing, we will be required to adhere to requirements pertaining to the FDA's current Quality System Regulation, commonly known as the QSR. The current QSR requirements govern the methods, facilities and controls used for the manufacture, testing, design, packaging, labeling and storage of medical devices. Compliance with QSR requirements will involve continued expenditure of time, money, and effort. We may not be able to comply with current QSR regulations or other FDA regulatory requirements, resulting in delay or inability to manufacture the products. To the extent that we utilize contract manufacturers, those manufacturers will be subject to the QSR and other requirements described above.

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

   The manufacture and sale of our medical devices entails an inherent risk of liability in the event of product failure or claim of harm caused by product operation. We may not be able to avoid product liability claims. Although we currently maintain product liability insurance coverage ($1,000,000 per occurrence and in the aggregate), such coverage may not be sufficient to protect us or may not remain available at a reasonable cost. If we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we could be severely harmed if a person brings a successful product liability claim against us.

Our markets are highly competitive.

   The safety medical device market is highly competitive. Our products will compete in the United States and abroad with the safety products and standard products manufactured and distributed by companies such as:

     o    Tyco International, Inc. (Kendall Healthcare Products Company),

     o    B. Braun,

     o    Terumo Medical Corporation of Japan,

     o    Med-Hut, Inc., and

     o    Johnson & Johnson.

   Developers of safety medical devices against which we compete include:

     o    New Medical Technologies,

     o    Retractable Technologies, Inc.,

     o    Univec, Inc., and

     o    Specialized Health Products International, Inc.

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

   As of March 7, 2003, our directors and officers beneficially owned or controlled approximately 17.4% of the outstanding common stock. Accordingly, such executive officers and directors, as a group, have the ability to exert significant influence over the election of our Board of Directors and corporate actions requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of the our assets. The interests of these stockholders could conflict with the interests of our other stockholders.

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

   As of December 31, 2002, there were 12,519,798 shares of our common stock issued and outstanding. In addition, an aggregate of 2,611,619 additional shares of our common stock are issuable pursuant to stock options granted under our Non-Qualified Stock Option Plan and warrant agreements. Our common stock will be subject to dilution should we offer our equity securities in the future.

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

   Our annual lease payments for this facility are approximately $168,000 and the lease expires on October 31, 2003.

ITEM 3. LEGAL PROCEEDINGS

   On December 21, 2001, suit was filed in California Superior Court by Michael
J. Botich, a former executive officer of Med-Design. Mr. Botich alleged that Med-Design breached an oral agreement to employ him as a part-time consultant. The Company settled the suit in February 2003 and the settlement payment of $350,000 is included in 2002 financial results.

   There are no other legal proceedings pending or, to the knowledge of management, threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock began trading on the Nasdaq National Market under the symbol "MEDC" on March 23, 2001. Prior to that time, our common stock was traded on the Nasdaq SmallCap Market under the same symbol.

Market Information


Fiscal year ended December 31, 2001
-----------------------------------                               High      Low
                                                                 ------   ------
First Quarter ...............................................    $18.88   $10.50
Second Quarter ..............................................     31.80    13.00
Third Quarter ...............................................     42.38    13.44
Fourth Quarter ..............................................     23.50    11.75



Fiscal year ended December 31, 2002
  -----------------------------------                             High      Low
                                                                 ------   ------
First Quarter ...............................................    $27.20   $11.60
Second Quarter ..............................................     17.19     9.82
Third Quarter ...............................................     12.99     3.03
Fourth Quarter ..............................................      8.26     3.10


Holders

   As of December 31, 2002, we estimate that we had approximately 90 holders of record of our common stock.

Dividends

   We declared and paid a dividend of $150,000 in 2000 on Series A preferred stock, but do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business.

ITEM 6. SELECTED FINANCIAL DATA

   The following data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Form 10-K.


Year ended                                                        2002           2001           2000          1999          1998
-----------------------------------------------------------------------------------------------------------------------------------
Revenue...................................................    $    474,325   $ 2,330,000    $ 4,128,993    $         -   $4,500,000
Net Income (loss).........................................     (8,081,061)    (4,026,991)    (2,793,365)   (4,247,473)      882,889
Total assets..............................................      16,989,224     8,259,960      8,565,573      7,257,286    8,482,885
Debt......................................................           4,080        16,806         20,895      1,073,797    1,579,824
Dividends on Series A preferred stock.....................                                      150,000              -            -
Net Income (loss) per common share........................    ($      0.67)  ($     0.38)   ($     0.30)   ($     0.53)  $     0.11

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   We are principally engaged in the design, development and licensing of safety medical devices intended to reduce the incidence of accidental needle sticks. Each safety medical device we design and develop incorporates our proprietary needle retraction technology. Our technology enables health care professionals to retract a needle into the body of the medical device for safe disposal without any substantial change in operating technique. To date, substantially all of our revenues have been derived from "up front" license payments made by BD.

   However, principally as a result of the launch of certain of our products licensed to BD, we realized increased revenues from minimum royalties on our licensed product technologies, particularly during the fourth quarter. A dispute with BD over the appropriate amount of royalty payment for the BD Integra Syringe was resolved through mediation in January 2003, resulting in a royalty rate of 2.5% to us on all sales of the product.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

   Total revenue 2002 was $474,325 compared to revenue of $2,330,000 in 2001. Revenue in 2002 consisted of royalty payments from the sale of our licensed products. Revenue in 2001 consisted principally of an up-front license payment from Medamicus for our license of the Safety Seldinger Introducer Needle for use in arterial access.

   General and administrative expenses, excluding stock based compensation were $4,818,557 in 2002, an increase of $1,108,252 as compared to general and administrative expenses of $3,710,305 in 2001. The increase was primarily due to our increase in corporate, legal, consulting and travel related to the arbitration and subsequent mediation of our dispute with BD relating to the royalty rate for the Integra Syringe licensed to BD, hiring and relocation of a new executive and costs related to increased marketing to allow the Company to negotiate agreements for its portfolio products.

   Stock based compensation, which resulted from the issuance and modification of options, warrants and other stock based grants and awards was $1,783,863 in 2002 and $1,792,082 in 2001, a reduction of $8,219. Several grants issued in 2000 have been fully vested offset by three new grants.

   Research and development expenses for the year ended December 31, 2002 were $1,969,709 an increase of $896,386 as compared to research and development expenses of $1,073,323 for the corresponding period in 2001. The increase was due primarily to costs associated with an evaluation study, regulatory application costs related to the Safety Dental Pre-filled Cartridge Injector, the development of new products and payment in connection with a claim by the former Director of Research and Development.

   In accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and consistent with the Company's accounting policy for marketable equity securities, in the fourth quarter of fiscal 2002, the Company determined that the decline in the fair value of its investment in Medamicus stocks (which was received as part of a development and licensing agreement in 2001) was other-than-temporary. Accordingly, the Company established a new basis of $448,078 in the investment equivalent to its fair market value at December 31, 2002. As a result, the Company realized a loss of $331,419 or ($0.03) per basic and diluted common share.

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

   Stock based compensation, which resulted from the issuance and modification of options, warrants and other stock based grants and awards was $1,792,082 in 2001 and $2,547,557 in 2000, a reduction of $755,475. There were no new agreements for stock based compensation in 2001 that resulted in expense in the period. All expense recorded in 2001 related to the vesting of arrangements entered into in 2000.

   Research and development expenses for the year ended December 31, 2001 were $1,073,323, a decrease of $70,615 as compared to research and development expenses of $1,143,938 for the corresponding period in 2000. The higher levels of expenses in 2000 were due primarily to research and development activities to modify our licensed products based on specific requests of our licensees.

Liquidity and Capital Resources

   At December 31, 2002, we had cash, cash equivalents and available for sale securities of $14,165,300 as compared to $5,889,766 at 2001, an increase of $8,275,534 or 141%. The increase resulted from the private equity placement of 1,326,260 shares of our common stock on March 25, 2002. Med-Design received net proceeds of approximately $14,200,000 from this offering.

   For the year ended December 31, 2002, our net cash used in operating activities was $5,187,510 consisting of net loss of $8,081,061, non-cash depreciation and amortization of $511,307, stock based compensation and realized loss on available-for-sale securities of $1,783,863 and $331,419, respectively. Net cash used in investing activities of $7,725,923 consisted primarily of additions to property, plant and equipment of $292,084 and patents $148,577 and net investment in available-for-sale securities of $7,035,262. Net cash provided by financing activities of $14,432,798 consisted primarily of net proceeds from the private placement of $14,192,440 and proceeds from warrant and stock option exercises of $253,084.

   At December 31, 2002, we had a revolving line of credit which makes available up to $3,000,000. This facility can be used to fund working capital needs and finance capital equipment purchases. Although advances for capital equipment financing may not exceed $600,000, borrowings are collateralized by substantially all of our assets. Any borrowings to meet working capital needs bear interest at LIBOR plus 2.25%, while borrowings to finance capital equipment purchases bear interest at the prime rate plus 2.5%. The facility expires on May 31, 2003, and there is no assurance that we will be successful in negotiating a continuation of the availability of the line of credit or the terms that will be made available to us. There were no amounts outstanding under the agreement at December 31, 2002.

   We believe that we have sufficient funds to support our planned operations for at least the next twelve months. The availability of resources over a longer term will be dependent on our ability to enter into licensing agreements, the amount of royalty payments we receive from our current and future licensees, our ability to enter into and profitably operate under collaborative arrangements, and our ability to raise additional equity or debt financing. We have not yet generated sufficient cash flows from operations to support our operations on an on going basis and anticipate that we may need to seek additional sources of funding in the future. Historically, our cash flow has been provided almost exclusively by securities offerings and up-front license fees. If we are unsuccessful in negotiating additional agreements, or if licensing revenues are insufficient to support our operations, we may be required to reduce the scope of, or cease, our operations. Pursuant to our OEM Manufacturing Agreements with Owens-Illinois, we are required to purchase the automated equipment and molds necessary for Owens-Illinois to manufacture our products. These expenditures may be significant. However, we will not incur any such expenses until we have entered into distribution agreements for such products.

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

   We believe that our most critical accounting policies relate to (1) revenue recognition involving up-front license fees and royalties based on production or sales volume, (2) stock based compensation and (3) accounting for available for sale securities.

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

   Available-for-sale securities are reported at a fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of "Accumulated other comprehensive income (loss)" in stockholders' equity.

   The Company records an impairment charge when it believes an investment has experienced a decline in value that is other-than-temporary. In determining if a decline in market value below cost for a publicly traded security is other-than-temporary, the Company evaluates the relevant market conditions, offering prices, trends of earnings, price multiples and other key measures. When a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period to the extent of the decline below the carrying value of the investment. Adverse changes in market conditions or poor operating results of underlying investments could result in additional other-than-temporary losses in future periods.

New Accounting Standards

   In June 2001, the Financial Accounting Standards Board "FASB" issued a Statement of Financial accounting Standard "SFAS" No. 143, "Accounting for Asset Retirement Obligation." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. The adoption of this pronouncement will have no material impact on our financial position or results of operations.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Disposal of Long Lived Assets." This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We were required to adopt SFAS No. 144 effective January 1, 2002. The adoption of this pronouncement will have no material impact on our financial position or results of operations.

   In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the accounting and reporting for Costs associated with exit or disposal activities. The provisions of this Statement are effective for fiscal years ending after December 31, 2002. The adoption of this pronouncement will have no material impact on our financial position or results of operations.

   In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to a fair-value based method of accounting for stock-based employee compensation as prescribed in SFAS 123 "Accounting for Stock Based Compensation." Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. The adoption of this pronouncement will have no material impact on our financial position or results of operations.

   In January 2003, the Emerging Issues Task Force issued EITF 00-21 "Revenue Arrangements with Multiple Deliverables." EITF 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In apply EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact this statement will have on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There were no amounts outstanding under our revolving line of credit at December 31, 2002. If we were to borrow under our credit facility, borrowings to meet working capital needs would bear interest at LIBOR plus 2.25% and borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. As a result, any such borrowings would be subject to interest rate fluctuations which could increase our interest expense, respectively.

   We invest a portion of excess cash in marketable securities in accordance with our investment guidelines as approved by our Board of Directors. These investments are in highly liquid, low risk securities where our risk of loss is at a minimum. Additionally, we have acquired shares of a publicly traded company for which we are at risk of loss based on downward fluctuations in the quoted market fair value of those shares based on the fair value of the equity securities held as of December 31, 2002. If the quoted fair value of this company's shares were to fall by 10% and 20%, we would incur an unrealized loss of $198,948 and $397,897, respectively. Such losses are ultimately recognized as expense in the period in which the stock is sold or in the current period if the decline in market value is deemed to be other-than-tempory.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

ITEM 14. CONTROLS AND PROCEDURES

   An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 7, 2003 was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of our internal controls, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report:

     1. Financial Statements. The following financial statements and notes thereto of Med-Design which are attached hereto beginning on page F-1, have been incorporated by reference into Item 8 of this Report on Form 10-
    K:


                                                                            Page
Report of Independent Accountants                                            F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001                 F-3
Consolidated Statements of Operations for years ended December 31, 2002,
  2001 and 2000                                                              F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
  for the years ended December 31, 2002, 2001 and 2000                       F-5
Consolidated Statements of Cash Flows for the years ended December 31,
  2002, 2001 and 2000                                                        F-6
Notes to Consolidated Financial Statements                                   F-7


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

Exhibit
Number                                                           Description
------                                                           -----------
3.1 (1)     Certificate of Incorporation of Med-Design.
3.2 (8)     Certificate of Amendment to Certificate of Incorporation of Med-Design.
3.3 (1)     Bylaws of Med-Design.
4.1 (1)     Specimen of Common Stock Certificate of Med-Design.
10.1 (4)    Amended and Restated Non-Qualified Stock Option Plan.
10.2 (2)    Lease Agreement dated June 15, 1995 between Moen Development and MDC Research Ltd. and guaranteed by Med-Design.
10.7 (4)    Warrant dated September 10, 1998 from Med-Design to John F. Kelley.*
10.8 (4)    Licensing and Option Agreement dated December 11, 1998 with Becton, Dickinson and Company.
10.9 (4)    Equity agreement dated December 11, 1998 with Becton, Dickinson and Company.
10.10 (5)   Addendum to License Agreement dated December 11, 1999 with Becton, Dickinson and Company.
10.11 (5)   Warrant dated March 5, 1999 between Med-Design and Joseph Bongiovanni.*
10.12 (5)   Second Addendum to License Agreement dated January 25, 2000 with Becton, Dickinson and Company.
10.13 (6)   Warrant Agreement dated April 25, 2000 between Med-Design and Lawrence Ellis.*
10.14 (6)   Warrant Agreement dated April 25, 2000 between Med-Design and Michael Simpson.*
10.15 (6)   Licensing Agreement dated May 11, 2000 with Becton, Dickinson and Company.
10.16 (7)   2001 Equity Compensation Plan.
10.17       Employment Agreement dated October 10, 2002 between Med-Design and James Donegan.
10.18       Employment Agreement dated October 10, 2002 between Med-Design and Joseph Bongiovanni.
10.19       Employment Agreement dated October 10, 2002 between Med-Design and Lawrence D. Ellis.
21.1        List of Subsidiaries of Med-Design.
23.1        Consent of PricewaterhouseCoopers LLP.**
99.1        Experts**
99.2        Certification Pursuant to 18 U.S.C. Section 1350, as Adapted to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.3        Certification Pursuant to 18 U.S.C. Section 1350, as Adapted to Section 906 of the Sarbanes-Oxley Act of 2002.**

---------------
* Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K
**  Filed herewith

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

(4)  Incorporated by reference to Form 10-KSB filed on March 31, 1999.

(5)  Incorporated by reference to Form 10-KSB filed on March 7, 2000.

(6)  Incorporated by reference to Form 10-K filed March 23, 2001.

(7)  Incorporated by reference to Schedule 14A filed on June 28, 2001.

(8)  Incorporated by reference to Form 10-K filed April 1, 2002.



(b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE MED-DESIGN CORPORATION

Date: March 25, 2003                     By: /s/ James M. Donegan
                                         James M. Donegan
                                         President and Chief Executive Officer

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

Signature                              Title                                                         Date
---------                              -----                                                         ----

/s/ James M. Donegan                   Chairman of the Board, President and Chief Executive          March 25, 2003
--------------------------             Officer (Principal Executive Officer)
James M. Donegan

/s/ Lawrence D. Ellis                  Vice President, Finance and Chief Financial Officer           March 25, 2003
--------------------------             (Principal Financial Officer and Principal Accounting
Lawrence D. Ellis                      Officer)

/s/ Joseph N. Bongiovanni, III         Director                                                      March 25, 2003
-------------------------------
Joseph N. Bongiovanni, III

/s/ D. Walter Cohen                    Director                                                      March 25, 2003
--------------------------
D. Walter Cohen

/s/ Pasquale L. Vallone                Director                                                      March 25, 2003
--------------------------
Pasquale L. Vallone

/s/ Gilbert M. White                   Director                                                      March 25, 2003
--------------------------
Gilbert M. White

/s/ Ralph Balzano                      Director                                                      March 25, 2003
--------------------------
Ralph Balzano

/s/ Vincent J. Papa                    Director                                                      March 25, 2003
--------------------------
Vincent J. Papa

/s/ James E. Schleif                   Director                                                      March 25, 2003
--------------------------
James E. Schleif

/s/ John Branton                       Director                                                      March 25, 2003
--------------------------
John Branton

/s/ Paul Castignani                    Director                                                      March 25, 2003
--------------------------
Paul Castignani

       THE MED-DESIGN CORPORATION CERTIFICATIONS PURSUANT TO SECTION 302
                OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION


I, Lawrence D. Ellis, certify that:

1. I have reviewed this annual report on Form 10-K of The Med-Design
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003                     /s/ Lawrence D. Ellis
                                         -----------------------------
                                         Lawrence D. Ellis, Chief Financial
                                         Officer

       THE MED-DESIGN CORPORATION CERTIFICATIONS PURSUANT TO SECTION 302
                OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION


I, James M. Donegan, certify that:

1. I have reviewed this annual report on Form 10-K of The Med-Design
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003                     /s/ James M. Donegan
                                         ------------------------------
                                         James M. Donegan, Chief Executive
                                         Officer

                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Accountants......................                      F-2

Consolidated Balance Sheets as of December 31, 2002
  and 2001.............................................                      F-3

Consolidated Statements of Operations for years ended
  December 31, 2002, 2001 and 2000.....................                      F-4

Consolidated Statements of Stockholders' Equity and
  Comprehensive Loss for the years ended December 31,
  2002, 2001 and 2000..................................                      F-5

Consolidated Statements of Cash Flows for the years
  ended December 31, 2002, 2001 and 2000...............                      F-6

Notes to Consolidated Financial Statements.............              F-7 to F-23

Exhibit 99.1...........................................                     F-24

Exhibit 99.2...........................................                     F-25

Exhibit 99.3...........................................                     F-26

                  THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

The Med-Design Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) on page 23 present fairly, in all material respects, the financial position of The Med-Design Corporation and its subsidiaries (the Company) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, PA

March 14, 2003

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                     December 31,   December 31,
                                                         2002           2001
                                                     ------------   ------------
ASSETS
Current Assets:
 Cash and cash equivalents ......................    $  1,917,130   $    397,765
 Available-for-sale securities ..................      12,248,170      5,492,001
 Prepaid expenses and other current assets ......         564,177        289,801
                                                     ------------   ------------
   Total current assets .........................      14,729,477      6,179,567
 Note receivable - related party ................         250,000             --
 Property, plant, and equipment, net ............         345,130        391,817
 Patents, net of accumulated amortization of
  $659,144 and $486,608 at December 31, 2002 and
  December 31, 2001, respectively................       1,664,617      1,688,576
                                                     ------------   ------------
   Total Assets ................................    $ 16,989,224   $  8,259,960
                                                     ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion capital lease obligations ......    $      2,574   $     12,720
 Accounts payable ...............................         290,775        198,141
 Accrued compensation and benefits ..............         467,086        139,046
 Other accrued expenses .........................         189,447         22,408
                                                     ------------   ------------
    Total current liabilities ...................         949,882        372,315
 Capital lease obligations, less current
  maturities.....................................           1,506          4,086
                                                     ------------   ------------
    Total liabilities ...........................         951,388        376,401
                                                     ------------   ------------
Commitments and Contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000
  shares authorized;
   No shares issued and outstanding as of
   December 31, 2002 and 2001, respectively......              --             --
 Common stock, $.01 par value, 30,000,000 shares
   authorized; 12,519,798 and 10,963,386 shares
   issued and outstanding at December 31, 2002
   and 2001, respectively........................         125,198        109,634
 Additional paid-in capital .....................      53,083,149     36,869,326
 Accumulated deficit ............................     (37,233,242)   (29,152,181)
 Accumulated other comprehensive income .........          62,731         56,780
                                                     ------------   ------------
Total stockholders' equity ......................      16,037,836      7,883,559
                                                     ------------   ------------
Total Liabilities and Stockholders' Equity ......    $ 16,989,224   $  8,259,960
                                                     ============   ============












   The accompanying notes are an integral part of these financial statements.

                  THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                  Year Ended December 31,
                                                                                        -------------------------------------------
                                                                                            2002            2001           2000
                                                                                        ------------   ------------     ------------
Revenue                                                                                  $   474,325    $ 2,330,000     $ 4,128,993
                                                                                         -----------   ------------     -----------
Operating expense:
 General and administrative.........................................................       6,602,420      5,502,387       6,064,717
 Research and development...........................................................       1,969,709      1,073,323       1,143,938
                                                                                         -----------   ------------     -----------
    Total operating expenses........................................................       8,572,129      6,575,710       7,208,655
Loss from operations................................................................      (8,097,804)    (4,245,710)     (3,079,662)
Interest expense....................................................................          (1,042)       (10,645)        (31,841)
Investment income...................................................................         349,204        229,364         318,138
Realized loss on investments........................................................        (331,419)            --              --
                                                                                         -----------   ------------     -----------
Net loss............................................................................      (8,081,061)    (4,026,991)     (2,793,365)
 Dividend on Series A Preferred Stock...............................................              --             --         150,000
                                                                                         -----------   ------------     -----------
Net loss applicable to common shares................................................    ($ 8,081,061)  ($ 4,026,991)   ($ 2,943,365)
                                                                                         ===========   ============     ===========
Basic and diluted loss per common share.............................................       ($0.67)         ($0.38)        ($0.30)

Weighted average common shares outstanding..........................................      12,116,143     10,666,754       9,831,536
































   The accompanying notes are an integral part of these financial statements.

                  THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS


                                                                  Preferred                                       Additional
                                                                  ---------                Common                   Paid-In
                                                                    Shares     Amount      Shares       Amount      Capital
                                                                  ---------    -------   ----------    --------   -----------
 Balance, December 31, 1999 ...................................     300,000    $ 3,000    8,604,437    $ 86,045   $26,165,377
 Preferred stock conversion ...................................    (300,000)    (3,000)     300,000       3,000
 Debt issue costs and interest in
  connection with private investor loan........................                              33,000         330        24,071
 Issuance of common stock in connection with exercise of stock
  options and warrants.........................................                             749,467       7,494     3,523,584
 Issuance of common stock in connection with conversion of
  convertible debentures net of debt issue costs...............                             840,000       8,400       627,959
 Issuance of warrants in partial payment of patent ............                              14,416         144       235,918
 Stock based compensation .....................................                                                     2,547,557
 Change in unrealized gains (loss) on available-for-sale-
  securities...................................................
 Dividends paid on Series A Preferred Stock ...................                                                      (150,000)
 Net loss .....................................................
                                                                   --------    -------   ----------    --------   -----------
Balance December 31, 2000 .....................................           -    $     -   10,541,320    $105,413   $32,974,466
 Issuance of common stock in connection with exercise of stock
  options and warrants.........................................                             422,066       4,221     2,102,778
 Stock based compensation .....................................                                                     1,792,082
 Change in unrealized gains (loss) on Available-for-sale-
  securities...................................................
 Net loss .....................................................
                                                                   --------    -------   ----------    --------   -----------
Balance December 31, 2001 .....................................           -    $     -   10,963,386    $109,634   $36,869,326
 Issuance of common stock in connection with exercise of stock
  options and warrants.........................................                             103,784       1,038       252,046
 Issuance of common stock in connection with private
  placement, net...............................................                           1,326,260      13,262    14,179,178
 Issuance of stock in connection with employment agreements ...                             126,368       1,264        (1,264)
 Stock based compensation .....................................                                                     1,783,863
 Change in unrealized gains (loss) on Available-for-sale-
  securities...................................................
 Net loss .....................................................
                                                                   --------    -------   ----------    --------   -----------
Balance December 31, 2002 .....................................                $     -   12,519,798    $125,198   $53,083,149
                                                                   ========    =======   ==========    ========   ===========


                                                                                  Unrealized
                                                                                   Gains &
                                                                                   Loss On
                                                                                  Available-   Stockholders'    Comprehensive
                                                                   Accumulated     For-Sale    -------------       Income
                                                                     Deficit      Securities       Equity          (Loss)
                                                                  ------------    ----------   -------------    -------------
 Balance, December 31, 1999 ...................................   ($22,331,825)    $29,960      $ 3,952,557     ($ 4,255,241)
 Preferred stock conversion ...................................
 Debt issue costs and interest in
  connection with private investor loan........................                                      24,401
 Issuance of common stock in connection with exercise of stock
  options and warrants.........................................                                   3,531,078
 Issuance of common stock in connection with conversion of
  convertible debentures net of debt issue costs...............                                     636,359
 Issuance of warrants in partial payment of patent ............                                     236,062
 Stock based compensation .....................................                                   2,547,557
 Change in unrealized gains (loss) on available-for-sale-
  securities...................................................                     (4,041)          (4,041)          (4,041)
 Dividends paid on Series A Preferred Stock ...................                                    (150,000)
 Net loss .....................................................     (2,793,365)                  (2,793,365)      (2,793,365)
                                                                  ------------     -------      -----------     ------------
Balance December 31, 2000 .....................................   ($25,125,190)    $25,919      $ 7,980,608     ($ 2,797,406)
 Issuance of common stock in connection with exercise of stock
  options and warrants.........................................                                   2,106,999
 Stock based compensation .....................................                                   1,792,082
 Change in unrealized gains (loss) on Available-for-sale-
  securities...................................................                     30,861           30,861           30,861
 Net loss .....................................................     (4,026,991)                  (4,026,991)      (4,026,991)
                                                                  ------------     -------      -----------     ------------
Balance December 31, 2001 .....................................   ($29,152,181)    $56,780      $ 7,883,559     ($ 3,996,130)
 Issuance of common stock in connection with exercise of stock
  options and warrants.........................................                                     253,084
 Issuance of common stock in connection with private
  placement, net...............................................                                  14,192,440
 Issuance of stock in connection with employment agreements ...                                           -
 Stock based compensation .....................................                                   1,783,863
 Change in unrealized gains (loss) on Available-for-sale-
  securities...................................................                      5,951            5,951            5,951
 Net loss .....................................................     (8,081,061)                  (8,081,061)      (8,081,061)
                                                                  ------------     -------      -----------     ------------
Balance December 31, 2002 .....................................   ($37,233,242)    $62,731      $16,037,836     ($ 8,075,110)
                                                                  ============     =======      ===========     ============












   The accompanying notes are an integral part of these financial statements.

                  THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  Year Ended December 31,
                                                                                            2002            2001           2000
                                                                                       -------------    ------------   ------------
Cash flows from operating activities:
Net loss...........................................................................    ($  8,081,061)   ($ 4,026,991)  ($ 2,793,365)
Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization...................................................          511,307         350,514        347,917
   Gain from sale of available-for-sale securities.................................          (46,375)              -              -
   Realized loss on available-for-sale securities..................................          331,419               -              -
   Debt issue cost in connection with private investor loan........................                -               -         24,401
   Stock-based compensation........................................................        1,783,863       1,792,082      2,547,557
    Common stock received as licensing fee.........................................                -      (1,000,000)             -
   Changes in operating assets and liabilities:
    Prepaid expenses and other current assets......................................         (274,376)         11,073       (128,195)
    Licensing fee advance..........................................................                -               -     (1,500,000)
    Accounts payable...............................................................           92,634        (118,466)        39,576
    Accrued expenses...............................................................          495,079         (86,009)        55,813
                                                                                       -------------    ------------   ------------
    Net cash used in operating activities..........................................      (5,187,510)      (3,077,797)    (1,406,296)
                                                                                       -------------    ------------   ------------
Cash flows from investing activities:
 Purchase of property and equipment................................................         (292,084)        (18,749)       (19,016)
 Additions to patents..............................................................         (148,577)       (209,001)      (487,832)
 Note receivable - related party...................................................         (525,000)              -              -
 Repayment of Note receivable - related party......................................          275,000               -              -
 Investments in available-for-sale securities......................................      (12,125,034)     (1,570,600)    (2,500,000)
 Sale of available-for-sale securities.............................................        5,089,772       1,442,899      2,342,782
                                                                                       -------------    ------------   ------------
    Net cash used in investing activities..........................................       (7,725,923)       (355,451)      (664,066)
                                                                                       -------------    ------------   ------------
Cash flows from financing activities:
 Capital lease payments............................................................          (12,726)         (4,087)       (14,733)
 Warrants and stock options exercised..............................................          253,084       2,106,997      3,531,078
 Repayment of short-term borrowing.................................................                -               -       (250,000)
 Dividends paid on Series A Preferred Stock........................................                -               -       (150,000)
 Proceeds from private placement, net..............................................       14,192,440               -              -
                                                                                       -------------    ------------   ------------
    Net cash provided by financing activities......................................       14,432,798       2,102,910      3,116,345
                                                                                       -------------    ------------   ------------
Increase (decrease) in cash and cash equivalents...................................        1,519,365      (1,330,338)     1,045,983
Cash and cash equivalents, beginning of period.....................................          397,765       1,728,103        682,120
                                                                                       -------------    ------------   ------------
Cash and cash equivalents, end of period...........................................    $   1,917,130    $    397,765   $  1,728,103
                                                                                       =============    ============   ============
Cash paid during the period:
 Interest paid.....................................................................    $       1,042    $     10,645   $     31,841
Non-cash investing and financing activities:
 Issuance of warrants in partial payment of patents................................                -               -        236,062
 Conversion of convertible debentures into common
   stock...........................................................................                -               -      1,050,000
 Change in unrealized gain (loss) on
   available-for-sale securities...................................................            5,951          30,861         (4,041)



   The accompanying notes are an integral part of these financial statements.

                  THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

   The Med-Design Corporation ("Med-Design" or the "Company") is principally engaged in the design, development and licensing of safety medical devices intended to reduce the incidence of accidental needlesticks. Each safety medical device we design and develop incorporates our proprietary needle retraction technology. Our technology enables health care professionals to retract a needle into the body of the medical device for safe disposal without any substantial change in operating technique. Med-Design's products generally can be categorized into the following five groups: hypodermic syringes used to inject drugs and other fluids into the body; fluid collection devices used to draw blood or other fluids from the body; infusion therapy devices used to provide access to patients' vessels; and specialty safety devices for other needle based applications.

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

   Med-Design invests in high credit quality financial instruments and, through diversification, attempts to limit the extent of credit exposure on available-for-sale-securities.

Available-for-Sale-Securities:

   Med-Design's investments are classified as available-for-sale securities and accordingly, any unrealized holding gains or losses, net of taxes, are excluded from income and recognized as a separate component of stockholders' equity until realized. Investments in marketable securities are made consistent with Med-Design's investment guidelines as developed by management and approved by the Board of Directors. Available-for-sale securities are reported at a fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of "Accumulated other comprehensive income (loss)" in stockholders' equity.

   The Company records an impairment charge when it believes an investment has experienced a decline in value that is other-than-temporary. In determining if a decline in market value below cost for a publicly traded security is other-than-temporary, the Company evaluates the relevant market conditions, offering prices, trends of earnings, price multiples and other key measures. When a decline in value is deemed to be other-than-temporary,

                  THE MED-DESIGN CORPORATION AND SUBSIDIARIES the Company recognizes an impairment loss in the current period to the extent of the decline below the carrying value of the investment. Adverse changes in market conditions or poor operating results of underlying investments could result in additional other-than-temporary losses in future periods.

Property, Plant and Equipment:

   Property, plant and equipment are carried at cost. Assets held under capital lease are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased assets at the inception of the lease. Significant additions or improvements extending the assets' useful lives are capitalized.

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

Patents:

   Patents, patent applications, and patent rights are stated at acquisition costs. Amortization of patents is recorded by the straight-line method over the estimated useful lives of the patents, not to exceed the legal life. Patent amortization expense from the years ended December 31, 2002, 2001 and 2000 was $172,536, $191,579, and $162,753, respectively. The estimated aggregate amortization expense for 2003 through 2008 is $177,080 per fiscal year.

Revenue Recognition:

   Fees received in connection with licensing contracts for the Company's patented, proprietary products are recorded as revenue following the execution of a binding agreement, and when the Company has fulfilled its obligations under the arrangement or when Med-Design's only remaining obligation is to maintain and defend the licensed patent rights.

   Royalties received on licensed products which are based on the licensee's product volume are recorded as revenue in the period when the royalty payments are earned. Minimum contractual royalty payments related to licensed products are recorded as revenue during the period to which the minimum payments relate.

Income Taxes:

   Med-Design accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" . Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded for deferred taxes where it appears more likely than not that the Company will not be able to recover the deferred tax asset.

                  THE MED-DESIGN CORPORATION AND SUBSIDIARIES

Research and Development:

   Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

Stock Based Compensation:

   The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and the Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" in accounting for its stock plans. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation expense for Med-Design's Stock Option Plan and warrant grants been recorded based on the fair value of the options and warrants at the grant dates in 2002, 2001 and 2000, consistent with the provisions of "SFAS123", Med-Design's net loss and net loss per share would have reflected the proforma amounts indicated below.


                                                                                              For the Years Ended December 31,
                                                                                        -------------------------------------------
                                                                                            2002            2001           2000
                                                                                        ------------    ------------   ------------
Net loss - as reported..............................................................    ($ 8,081,061)   ($ 4,026,991)  ($ 2,793,365)
Total stock-based employee compensation expense
  included in reported net loss.....................................................       1,783,863       1,792,082      2,547,557
Total stock-based employee compensation expense
  determined under fair-value based method for all
  awards............................................................................      (6,794,591)     (2,869,398)    (3,998,301)
                                                                                        ------------    ------------   ------------
Pro forma net loss..................................................................    ($13,091,789)   ($ 5,104,307)  ($ 4,244,109)
                                                                                        ------------    ------------   ------------
Net loss per share:
Basic and diluted loss per share - as reported......................................          ($0.67)         ($0.38)        ($0.30)
Basic and diluted loss per share - pro forma........................................          ($1.08)         ($0.48)        ($0.43)


   The fair value of each option or warrant grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumption used for grants during the years ended December 31, 2002, 2001 and 2000: dividend yield of 0%; expected volatility of 98.15% to 109.22% and range of risk free interest rate of 2.00% to 3.00% in 2002: dividend yield of 0.00%; expected volatility of 90.66% and range of risk free interest rate of 4.32% to 5.11% in 2001: dividend yield of 0.00%; expected volatility of 89.80% to 95.02% and risk free interest rate of 5.85% to 6.74% in 2000. Expected lives are based on actual terms of options and warrants granted.

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

                  THE MED-DESIGN CORPORATION AND SUBSIDIARIES

Comprehensive Income (Loss):

   Comprehensive income (loss) consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income (loss). Such items consist primarily of unrealized gains and losses on marketable equity investments.

New Accounting Standards:

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. The adoption of this pronouncement will have no material impact on our financial position or results of operations.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Disposal of Long Lived Assets." This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We were required to adopt SFAS No. 144 effective January 1, 2002. The adoption of this pronouncement will have no material impact on our financial position or results of operations.

   In June 2002, the FASB issued SFAS 146, "Accounting For Costs Associated with Exit or Disposal Activities," which addresses the accounting and reporting for costs associated with exit or disposal activities. The provisions of this Statement are effective for fiscal years ending after December 31, 2002. The adoption of this pronouncement will have no material impact on our financial position or results of operations.

   In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to a fair-value based method of accounting for stock-based employee compensation as prescribed in SFAS 123 "Accounting for Stock

                                  (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

Based Compensation." Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. The adoption of this pronouncement will have no material impact on our financial position or results of operations.

   In January 2003, the Emerging Issues Task Force issued EITF 00-21 "Revenue Arrangements with Multiple Deliverables." EITF 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In apply EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact this statement will have on our financial position or results of operations.

3. Available-for-Sale Securities

Gross unrealized gains and losses for the years ended December 31, 2002, 2001 and 2000 are as follows:


                                                                                                Gross        Gross       Estimated
                                                                               Amortized     Unrealized    Unrealized       Fair
                                                                                  Cost          Gains        Losses        Value
                                    2002
U S government and agency securities                                          $ 5,564,313     $ 92,837                  $ 5,657,150
Corporate debt securities                                                       4,505,445       96,073                    4,601,518
Publicly-traded corporate equity securities                                     2,115,682                   (126,180)     1,989,502
                                                                               ----------------------------------------------------
 Total                                                                        $12,185,440     $188,910     ($126,180)   $12,248,170
                                                                               ====================================================
                                    2001
Corporate debt securities                                                     $ 4,432,742                               $ 4,432,742
Other short term securities                                                        31,879                                    31,879
Publicly-traded corporate equity securities                                       970,597       56,783                    1,027,380
                                                                               ----------------------------------------------------
 Total                                                                        $ 5,435,218     $ 56,783     $       0    $ 5,492,001
                                                                               ====================================================
                                    2000
Corporate debt securities                                                     $ 4,307,521     $ 25,919                  $ 4,333,440
                                                                               ----------------------------------------------------
 Total                                                                        $ 4,307,521     $ 25,919     $       0    $ 4,333,440
                                                                               ====================================================


                                  (Continued)

                  THE MED-DESIGN CORPORATION AND SUBSIDIARIES

   Investment income for the years ended December 31, 2002, 2001 and 2000 was $349,204, $229,364 and $318,138 respectively.

   During 2001, the Company sold 2,000 shares of MedAmicus common stock, which were received as part of a development and licensing agreement in 2001, at a gain of $2,600. At December 31, 2001, Med-Design held 66,027 shares of MedAmicus stock valued at $1,027,380 and included in Available for Sale Securities at December 31, 2001. At December 31, 2002, Med-Design held
235,442 shares of MedAmicus common stock valued at $1,989,502 and included in available-for-sale securities at December 31, 2002.

   In accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and consistent with the Company's accounting policy for marketable equity securities, in the fourth quarter of fiscal 2002, the Company determined that the decline in the fair value of its investment in Medamicus stocks (which received part of development and licensing agreement in 2001) was other than temporary. Accordingly, the Company established a new basis of $448,078 in the investment, equivalent to its fair market value at December 31,2002. As a result, the Company realized a loss of $331,419.

4. Property, Plant and Equipment

   Balances of major classes of assets and accumulated depreciation and amortization at December 31, 2002 and 2001 are as follows:


                                                                                              Estimated
                                                                                            Useful Lives
                                                                                              in Years         2002         2001
                                                                                            ------------    ----------   ----------
Leasehold improvements..................................................................          3         $  199,921   $  176,878
Machinery and equipment.................................................................         5-7           863,141      630,247
Office furniture & fixtures.............................................................          7            329,516      322,345
Computer equipment & software...........................................................         2-5           111,155      315,250
                                                                                                            ----------   ----------
                                                                                                             1,503,733    1,444,720
Less: Accumulated depreciation and amortization.........................................                     1,158,603    1,052,903
                                                                                                            ----------   ----------
                                                                                                            $  345,130   $  391,817
                                                                                                            ==========   ==========


   Depreciation and amortization expense was $338,771, $158,935, and $185,164 for the years ended December 31, 2002, 2001 and 2000, respectively.

5. Short-Term Borrowings

   At December 31, 2002, Med-Design had a $3,000,000 revolving line of credit under which borrowings are collateralized by substantially all the assets of the Company. This facility can be used to fund working capital needs and finance capital equipment purchases; however, advances for capital equipment financing may not exceed $600,000. Any borrowing to meet working capital needs will bear interest at LIBOR plus 2.25%, while borrowings to finance capital equipment purchases bear interest at the prime rate plus 2.5%. There were no borrowings under this facility during 2002 and 2001. The facility expires on May 31, 2003.

   On May 29, 1998, Med-Design obtained a $250,000 loan from a private investor, who is a director of the Company, with interest at the prime rate. In connection with the loan, the Company issued 33,000 shares of common stock to the holder. The fair value of the shares was recorded as debt issue costs. The loan was renewed and

                  THE MED-DESIGN CORPORATION AND SUBSIDIARIES amended on May 29, 1999 with interest at the prime rate plus 810 shares of Med-Design's common stock per month and was repaid in full in February 2000. Interest expense of $24,401 and $59,758 was recognized for the years ended December 31, 2000 and 1999, respectively, representing the fair value of 6,480 shares of the Company's common stock that remained unissued at December 31, 2002.

6. Capital Lease Obligations

Capital lease obligations consisted of the following at December 31, 2002 and 2001:


                                                                 2002      2001
                                                                ------   -------
Capital lease obligations, at interest rates ranging from
  8.3% to 12.66%, with monthly payments ranging from $243 to
  $987; due through 2004....................................    $4,080   $16,806
Less: current maturities ...................................     2,574    12,720
                                                                ------   -------
                                                                $1,506   $ 4,086
                                                                ======   =======


The aggregated amount of capital lease obligations maturing in 2004 was $1,506.

7. Commitments and Contingencies

   Med-Design leases a building, office space, and other office equipment under non-cancelable operating leases that expire at various times through 2003.

   Total rent expense under all operating leases for years ended December 31, 2002, 2001 and 2000 was $164,422, $160,975 and $163,068, respectively.

   In August, 2000, the Company's stockholders approved an employment contract for the Company's Chairman and CEO, which provided for the issuance of 59,702 shares of common stock per year for an aggregate of 238,806, shares beginning April 1, 2000, provided he remains an officer, director or consultant of the Company. The fair value of Med-Design common stock at the date of stockholder approval of this issuance of common shares was $12.63 per share.

   In November 1999, the Company approved the issuance, subject to stockholder approval, which was received in August 2000, of 200,000 shares of common stock to the Chief Operating Officer. The stock vests at the earlier of the date when the Company's common stock trades at $22.00 or higher for thirty 30 consecutive days or November 11, 2004 provided he has not resigned or been discharged for cause. On July 6, 2001, Med-Design stock maintained a market price of $22.00 or higher for thirty (30) consecutive days and this agreement was revised to provide that a third of the stock would be issued on August 6, 2001 and the remaining shares will vest in two equal tranches on August 6, 2002 and August 6, 2003.

   In August, 2000, Med-Design's shareholders approved the issuance of a warrant to purchase 50,000 shares of common stock at an exercise price of $6.26 per share and the issuance of 125,000 shares of common stock to John F. Kelley, a former director of the Company in connection with the performance of consulting services. This compensation arrangement was approved, subject to the conclusion of negotiations of Mr. Kelley's consulting contract. Negotiations have not yet concluded.

                                  (Continued)

                  THE MED-DESIGN CORPORATION AND SUBSIDIARIES

8. Licensing Revenues

   Becton Dickinson is the principal licensee of Med-Design's patented products. Under the December 11, 1998 license agreement, Becton Dickinson licensed certain of Med-Design's product technologies and obtained an option to license additional product technologies.

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

                                  (Continued)

                  THE MED-DESIGN CORPORATION AND SUBSIDIARIES

9. Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share (EPS):


                                                                                                         Weighted average
                                                                                             Loss       shares outstanding     EPS
                                                                                         -----------    ------------------   ------
2002
Basic and diluted EPS
Net loss applicable to common stockholders                                               ($8,081,061)       12,116,143       ($0.67)
                                                                                         -----------        ----------       ------
2001
Basic and diluted EPS
Net loss applicable to common stockholders                                               ($4,026,991)       10,666,754       ($0.38)
                                                                                         -----------        ----------       ------
2000
Basic and diluted EPS
Net loss                                                                                 ($2,793,365)        9,831,536       ($0.28)
Preferred dividends on Series A Preferred                                                   (150,000)                -            -
                                                                                         -----------        ----------       ------
Net loss applicable to common stockholders                                               ($2,943,365)        9,831,536       ($0.30)
                                                                                         -----------        ----------       ------


   Options and warrants to purchase 2,611,619, 2,096,413, and 1,589,900 shares of Med-Design's common stock as of December 31, 2002, 2001 and 2000, respectively were not included in computing diluted earnings per share as the effect of these instruments is anti-dilutive.

10.   Stockholders' Equity

Preferred Stock

   In December 1999 in connection with the Company entering into a licensing agreement with Becton Dickinson, Med-Design issued 300,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") for total proceeds of $1.5 million. Becton Dickinson converted the Preferred Stock into 300,000 shares of common stock in March 2000. Dividends under the Preferred Stock were payable semi-annually at the rate of 8% per annum in cash or in additional shares of Preferred Stock (at the option of Med-Design). In 2000, the Company declared and paid a dividend of $150,000 in cash on the Preferred Stock.

Common Stock

   On March 25, 2002, Med-Design completed a private equity placement of the Company's common stock. Med-Design sold 1,326,260 shares of its common stock for $15,000,000. The net proceeds to the Company after the issuance costs were approximately $14,200,000.

                                  (Continued)

                  THE MED-DESIGN CORPORATION AND SUBSIDIARIES

11.   Stock Option Plan

   In 1995, Med-Design adopted a Non-Qualified Stock Option Plan ("Stock Option Plan"), which provides for the grant of 500,000 options to directors, officers and employees of the Company. Under the Stock Option Plan, the exercise price of each option may not be less than the fair market value (as of the date of grant) of the Company's common stock and the term of each option may be no more than 10 years from the date of grant. Additionally, the Stock Option Plan provides for the annual issuance of options for the purchase of 16,000 shares of common stock to each non-employee director.

   On June 11, 2001, the Board adopted the 2001 Equity Compensation Plan, the "2001 Plan". The 2001 Plan provides for the grant of 1,690,000 shares to directors, officers and employees of the Company and is administered by the Company's Compensation Committee. The Compensation Committee has the authority to (i) determine the individuals to whom grants will be made under the 2001 Plan; (ii) determine the type, size and terms of each grant; (iii) determine the time when grants will be made and the duration of any applicable exercise or restriction period; (iv) amend the terms of any previously issued grant; and (v) deal with any other matters arising under the Plan. As of December 31, 2002 there were 305,017 shares available for future grants which may be applied to either plan.

   On October 10, 2002, Med-Design issued a stock option to purchase 29,297 shares of common stock to a consultant. The stock option vests 14,648 shares per year on each of the first two anniversaries of the date of the grant, and expires on October 10, 2007 and 2009. The stock option remained unexercised at December 31, 2002.

   Options granted to employees under the Non-qualified Option Plan vest at a rate of 20% and 33 1/3% per year and expire either, in five years from the date of grant or on the vesting date. Certain option grants include accelerated vesting provisions based upon achieving stock trading values or earnings per share. Options granted to Directors expire at the end of five years and vest one year from the date of grant. Activity under the stock option plans during the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                         2002                          2001                         2000
                                              --------------------------    --------------------------    -------------------------
                                                                Weighted                      Weighted                     Weighted
                                                                Average                        Average                      Average
                                                                Exercise                      Exercise                     Exercise
                 Options                          Shares         Price          Shares          Price         Shares         Price
 -----------------------------------------   ---------------    --------   ---------------    --------    --------------   --------
Outstanding at beginning
  of year.................................         1,099,973     $12.54            707,900     $ 7.97            511,200    $ 2.90
Granted ..................................           817,296       6.68            656,773      14.86            377,167     12.56
Exercised ................................           (37,400)      2.19           (192,700)      5.16           (180,467)     2.62
Forfeited ................................           (54,320)     16.71            (56,000)      3.25                  -         -
Expired ..................................                                         (16,000)      3.25                  -         -
                                             ---------------     ------    ---------------     ------     --------------    ------
Outstanding at end of year................         1,825,549     $ 9.97          1,099,973     $12.54            707,900    $ 7.97
                                             ===============     ======    ===============     ======     ==============    ======
Options exercisable at year-end...........           912,088                       350,100                       233,500
                                             ===============               ===============                ==============
Option price range at end of year.........   $0.81 to $17.97               $0.81 to $17.97                $0.81 to $16.8
                                             ===============               ===============                ==============
Weighted-average fair value of options
  granted during year.....................             $5.66                        $10.75                         $8.35
                                             ===============               ===============                ==============


                                  (Continued)

                  THE MED-DESIGN CORPORATION AND SUBSIDIARIES

The following table summarizes information regarding stock options outstanding at December 31, 2002:


                                                                    Options Outstanding                     Options Exercisable
                                                       ----------------------------------------------    --------------------------
                                                           Number           Weighted-       Weighted-        Number       Weighted-
                                                       Outstanding at        Average         Average     Outstanding at    Average
                   Range of                             December 31,        Remaining        Exercise     December 31,     Exercise
                Exercise Prices                             2002        Contractual Life      Price           2002          Price
---------------------------------------------          --------------   ----------------    ---------    --------------   ---------
$0.81 to $3.25                                             446,000             8.0            $ 3.16        188,900         $ 2.96
$5.75 to $8.38                                             307,044             6.8              7.08        193,088           7.41
$11.01 to $17.97                                         1,072,505             4.6             13.82        530,100          14.13
                                                         ---------             ---            ------        -------         ------
                                                         1,825,549             5.8            $ 9.97        912,088         $10.36
                                                         =========             ===            ======        =======         ======


12.   Stock Based Compensation

   The Company entered into arrangements, subject to shareholder approval, which was obtained on August 7, 2000, for the issuance of shares of common stock, stock options and warrants to purchase shares of common stock to officers of the Company during 2000. Compensation expense in the amount of $1,783,863, $1,792,082 and $2,547,557 was recorded during the years ended December 31, 2002, 2001 and 2000 based on the difference between the exercise price of the options and warrants and the fair value of Med-Design's common stock on August 7, 2000 of $12.63 and calculated in accordance with the individual vesting schedules of these grants.

   In August, 2000, the Company's stockholders approved an employment contract for the Company's Chairman and CEO, which provided for the issuance of 59,702 shares of common stock per year for the next four years totaling 238,806 shares beginning April 1, 2000 provided he remains an officer, director or consultant of the Company. The fair value of Med-Design common stock at the date of shareholder approval of this grant was $12.63 per share. Compensation expense of $822,228 was recorded in 2002 and 2001.

   In November 1999, the Company approved the issuance, subject to shareholder approval, which was received in August 2000, of 200,000 shares of common stock to the Chief Operating Officer. The stock vests at the earlier of the date when the Company's common stock trades at $22.00 or higher for thirty (30) days or November 11, 2004 provided he has not resigned or been discharged for cause. On July 6, 2001, Med-Design stock maintained a market price of $22.00 or higher for thirty (30) days and this agreement was revised to provide that a third of the stock vests on August 6, 2001 and the remaining shares will vest in two equal tranches on August 6, 2002 and August 6, 2003. In connection with the August 6, 2001 issuance, the Company recorded compensation expense of $944,812 during the year ended December 31, 2001, (based on the fair value of Med-Design's common stock on August 7, 2000 of $12.63 per share). Compensation expense of $841,668 was recorded in 2002.

   In connection with the termination of employment of an officer and employee, the Company extended to February 29, 2000 the expiration date to purchase 59,000 and 1,000 shares of common stock, respectively. Compensation expense of $825,000 was recorded during the year ended December 31, 2000, based on the difference between the exercise price of the options and the fair value of the Company's common stock at the date of the modifications.

                                    (Continued)

                  THE MED-DESIGN CORPORATION AND SUBSIDIARIES

   The Company extended to August 31, 2000 the expiration date on a warrant issued to a consultant to purchase 100,000 shares of common stock. Compensation expense of $823,270 was recorded during the year 2000, based on the fair value of the warrant, calculated using a Black-Scholes valuation model.

   On February 19, 2000 the Company issued a warrant for consulting services to be rendered through February 18, 2001 and recorded compensation expense during the year ended December 31, 2000 in the amount of $12,480, based on the fair value of the warrant, calculated using a Black-Scholes valuation model.

   On March 15, 2002 the Company issued warrants to purchase 18,000 shares of common stock each at $12.50 per share to two consultants for consulting services rendered through March 15, 2005and recorded compensation expense during the year ended December 31, 2002 in the amount of $79,549, based on the fair value of the warrants calculated using a Black-Scholes valuation model.

   On October 10, 2002 the Company issued a stock option for consulting services to be rendered through October 10, 2003 and recorded compensation expense during the year ended December 31, 2002 in the amount of $17,151, based on the fair value of the warrant calculated using a Black-Scholes valuation model in accordance with FAS 123.

13.   Warrants Outstanding

   As of December 31, 2002 and 2001, warrants to purchase a total of 600,000 and 684,000 shares of Med-Design's common stock were outstanding with various vesting and expiration periods as outlined below.

   On January 14, 1998, Med-Design issued a warrant to purchase 100,000 shares of common stock at an exercise price of $2.88 per share to a director of the Company who was engaged to perform consulting services. The warrant was exercisable upon issuance and was exercised on January 14, 2003.

                                  (Continued)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

   On September 9, 1998, Med-Design issued a warrant to purchase 200,000 shares of common stock at a price of $1.25 per share to a director of the Company who was engaged to perform consulting services. This warrant vested upon completion of performance on December 23, 1998 and expires on September 9, 2003. The warrant remained unexercised at December 31, 2002.

   On January 21, 1999, Med-Design issued a warrant to purchase 50,000 shares of common stock at an exercise price of $3.25 to a director of the Company who was engaged to perform consulting services. The warrant was exercisable upon issuance and expires on January 21, 2004. The warrant remained unexercised at December 31, 2002.

   On March 5, 1999 Med-Design issued a warrant to purchase 100,000 shares of common stock at $3.94 per share to an officer of the Company. The warrant vested on March 5, 2000 and expires on March 5, 2004. The warrant remained unexercised as to 75,000 shares at December 31, 2002.

   On November 5, 1999, in connection with the acquisition of a patent, Med-Design issued a warrant to purchase 25,000 shares of common stock at an exercise price of $8.00 per share. The warrant is exercisable on or before November 5, 2004. The warrant remained unexercised as to 10,000 shares at December 31, 2002.

   On February 18, 2000, the Company issued a warrant to purchase 40,000 shares of common stock to a director of Med-Design in connection with his separation from the Company. The warrant vested upon issuance, expires on February 18, 2005 and has an exercise price of $16.375. The warrant remained unexercised at December 31, 2002.

   On April 25, 2000, Med-Design issued a warrant to purchase 66,000 shares of common stock at $11.875 per share to its Chief Operating Officer. The warrant vested as to 33,000 shares in November 2000 and 33,000 shares in November 2001 and expires April 25, 2005. The warrant remained unexercised as to 33,000 at December 31, 2002.

   On April 25, 2000, Med-Design issued a warrant to purchase 66,000 shares of common stock at $11.875 per share to its Chief Financial Officer. The warrant vested as to 33,000 shares on November 2000 and 33,000 shares in November 2001 and expires on April 25, 2005. The warrant remained unexercised as to 16,000 shares at December 31, 2002.

   On March 15, 2002, Med-Design issued two warrants to purchase 18,000 shares of common stock each at $12.50 per share to two consultants. The warrants vest one-third a year on each anniversary date for the next three years and expire on December 27, 2007. The warrants remained unexercised at December 31, 2002.

   On March 22, 2002, Med-Design issued a warrant to purchase 40,000 shares of common stock at $14.1375 to the agent in connection with its services as a placement agent in a private equity placement. The warrant vested immediately and expires on March 22, 2007. The warrant had a fair value of $319,604, which was included in private equity issuance costs. The warrant remained unexercised at December 31, 2002.

14.   Defined Contribution Benefit Plan

   Med-Design sponsors a 401(k) defined contribution benefit plan. Participation in the plan is available to substantially all employees and the Company's contributions are at the discretion of management. There have been no Company contributions to this plan to date.

                                  (Continued)

                  THE MED-DESIGN CORPORATION AND SUBSIDIARIES

15.   Income Taxes

   The following is a summary of the components of income taxes from operations:


                                                                                                 2002          2001          2000
                                                                                             -----------    -----------   ---------
Current Provision
Federal..................................................................................    $         -    $         -   $       -
State....................................................................................              -              -           -
                                                                                             -----------    -----------   ---------
                                                                                                       -              -           -
Deferred tax provision (benefit)
Federal..................................................................................     (3,448,520)    (2,320,636)   (630,071)
State....................................................................................     (1,329,290)      (334,607)   (171,923)
                                                                                             -----------    -----------   ---------
Total provision (benefit) for income taxes...............................................     (4,777,810)    (2,655,243)   (801,994)
Less: Valuation allowance................................................................      4,777,810      2,655,243     801,994
                                                                                             -----------    -----------   ---------
                                                                                             $         -    $         -   $       -
                                                                                             ===========    ===========   =========


The deferred income tax assets and liabilities recorded in the consolidated balance sheets at December 31, 2002, 2001 and 2000 are as follows:


                                                                                             2002            2001           2000
                                                                                         ------------    ------------   -----------
Assets
Loss carryforwards...................................................................      12,411,976       8,256,135   $ 5,500,622
Research and development tax credit..................................................         474,049         457,593       355,139
Amortization.........................................................................         641,813         866,213     1,113,560
Deferred compensation expense........................................................       1,276,106         572,716       466,227
Other................................................................................          94,131         (32,393)       29,473
                                                                                         ------------    ------------   -----------
Total deferred tax assets............................................................      14,898,075      10,120,264     7,465,021
Valuation allowance..................................................................     (14,898,075)    (10,120,264)   (7,465,021)
                                                                                         ------------    ------------   -----------
Net deferred tax assets (liabilities)................................................    $          -    $          -   $         -
                                                                                         ============    ============   ===========


                                  (Continued)

                  THE MED-DESIGN CORPORATION AND SUBSIDIARIES

   At December 31, 2002, the Company has a federal net operating loss carry forward of approximately $41.5 million which will expire in the years 2010 through 2022. At December 31, 2002, the Company has $43.4 million in net operating losses for state purposes which will expire in the years 2003 through 2012.

   Included in the net operating loss carryforward is certain option and warrant exercises that total approximately $14.0 million at December 31, 2002. However, these benefits were deferred because the Company is in a net operating loss position. Such benefits will be credited to additional paid-in capital in the year in which the benefits are realized.

   In addition, the Company experienced an ownership change in accordance with Internal Revenue Code Section 382 in 1997. Losses incurred through January 23, 1997 amounting to $4.9 million are generally limited in their utilization to $1.7 million per year. It is possible that the recent ownership changes may result in further limitations under Section 382

   The Company has unused research tax credit in the amount of $.5 million which will expire in the years 2010 through 2022.

A reconciliation of the Federal statutory rate (34%) to the effective tax rate is as follows:


                                                                                               2002          2001           2000
                                                                                           -----------    -----------   -----------
Tax at U.S. statutory income tax rate..................................................     (2,705,872)    (1,409,447)   (1,075,784)
State taxes (net of federal benefit)...................................................
True-up of net operating losses - relating to stock based compensation                        (742,648)      (844,977)
Other..................................................................................              -        (66,212)      445,712
Increase in Valuation Allowance........................................................      3,448,520      2,320,636       630,072
                                                                                           -----------    -----------   -----------
                                                                                           $         -    $         -   $         -
                                                                                           ===========    ===========   ===========


16.   Related Party Transactions

   During 2002, 2001 and 2000, the Company paid $26,610, $44,265 and
$54,924 respectively, for legal services to a firm, of which a partner is a director, officer and stockholder of Med-Design.

   On April 15, 2002, pursuant to a Note and Pledge Agreement, the Company loaned $250,000 to its Chief Operating Officer, which is collateralized by 66,666 shares of the Company's common stock to be issued to him on August 6, 2003 (Note 7). The loan was made to enable him to pay his 2001 federal income tax obligation. The Note is repayable on the earlier of (i) April 15, 2004,
(ii) the date on which he ceases to be an employee, consultant or director of the Company, (iii) the date on which the Company provides notice to him that the closing price of the common stock has been $30.00 or higher for 20 consecutive trading days as reported on the Nasdaq National Market or (iv) the date on which the pledged securities are sold or transferred. The Note accrues interest at 16% per year until the issuance of the pledged securities , at which time the Note will accrue interest at the prime lending rate plus 1%.

                                  (Continued)

                  THE MED-DESIGN CORPORATION AND SUBSIDIARIES

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

18.   Subsequent Events

   On December 21, 2001, suit was filed in California Superior Court by Michael
J. Botich, a former executive officer of Med-Design. Mr. Botich alleged that Med-Design breached an oral agreement to employ him as a part-time consultant. The Company settled the suit in February 2003 and the settlement payment of $350,000 is included in 2002 financial results.

   On January 10, 2003, the Company resolved, through mediation, its disagreement with BD regarding the appropriate royalty rate for the BD Integra syringe. BD agreed to pay Med-Design a 2.5 percent royalty for all sales in the U.S. and also all international markets where Med-Design's retracting needle syringe patents are in force.

19.   Quarterly Information (unaudited)


                                                                                                 Quarter Ended
                                                                            -------------------------------------------------------
2002
----                                                                         March 31       June 30      September 30   December 31
                                                                           -----------    -----------    ------------   -----------
Revenue ................................................................   $     6,695    $     7,019    $     9,089    $   451,522
Operating income (loss) ................................................   ($1,702,046)   ($2,337,752)   ($1,945,486)   ($2,112,520)
Net income (loss) ......................................................   ($1,676,760)   ($2,274,949)   ($1,873,745)   ($2,255,607)
Basic and diluted earnings (loss) per share ............................      ($0.15)        ($0.18)        ($0.15)        ($0.18)


                                                                                                 Quarter Ended
                                                                            -------------------------------------------------------
2001
----                                                                         March 31       June 30      September 30   December 31
                                                                           -----------    -----------    ------------   -----------
Revenue ................................................................   $    50,000    $         -     $2,040,000    $   240,000
Operating income (loss) ................................................   ($1,683,749)   ($1,524,076)    $  168,147    ($1,206,032)
Net income (loss) ......................................................   ($1,595,393)   ($1,483,817)    $  226,335    ($1,174,112)
Basic and diluted earnings (loss) per share ............................        ($0.15)        ($0.14)         $0.02         ($0.11)