Form 10-K/A
period 2002-12-31
MED-DESIGN CORP
filed 2003-04-30
CIK 943736

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ to ____________ .

                         Commission file number: 0-25852

                           THE MED-DESIGN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                                                                          23-2771475
--------------------------------------------------------------        ------------------------------------------------------
(State or other jurisdiction of incorporation or                                        (I.R.S. Employer Identification No.)
organization)

2810 Bunsen Avenue, Ventura, CA                                                                                        93003
--------------------------------------------------------------        ------------------------------------------------------
(Address of principal executive offices)                                                                          (Zip Code)

                             Registrant's telephone number, including area code: (805) 339-0375

                                 Securities registered pursuant to Section 12(b) of the Act:

                     Title of each class                                        Name of each exchange on which registered
---------------------------------------------------------------       -------------------------------------------------------
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

The aggregate market value of voting stock held by non-affiliates of the Registrant (computed by reference to the last reported sale price of such stock on June 28, 2002 was $125,382,547. The number of shares of Registrant's common stock outstanding as of April 23, 2003 was 12,701,280.




                                       (1)

                                Explanatory Note


This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "Report") of The Med-Design Corporation (the "Company"):


    o amends and restates Item 7 of Part II of the Report in order to (i) conform disclosure (in the "Overview" section) regarding royalties on international sales of the BD Integra(TM) Syringe to corresponding disclosures in other sections of the Report and (ii) revises disclosure in the "Results of Operations" section regarding the Company's general and administrative expenses in 2002, 2001 and 2000 to provide information responsive to Regulation G; and


    o in accordance with Instruction G(3) to Form 10-K, includes the information required under Part III.











                                       (2)

Item 7 of Part II

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

         However, principally as a result of the launch of certain of our products licensed to BD, we realized increased revenues from minimum royalties on our licensed product technologies, particularly during the fourth quarter. A dispute with BD over the appropriate amount of royalty payment for the BD Integra Syringe was resolved through mediation in January 2003, resulting in a royalty rate of 2.5% to us on all sales of the product in the U.S. and in all international markets where our retracting needle syringe patents are in force. The royalty rate is retroactive to the initial introduction date of May 2002.

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

         General and administrative expenses were $6,602,420 in 2002, an increase of $1,100,033 as compared to general and administrative expenses of $5,502,387 in 2001. The increase in general and administrative expenses was primarily due to our increase in corporate, legal, consulting and travel expenses related to the arbitration and subsequent mediation of our dispute with BD relating to the royalty rate for the Integra Syringe licensed to BD, hiring and relocation of a new executive and costs related to increased marketing to allow us to negotiate agreements for our portfolio products. Excluding stock based compensation of $1,783,863 in 2002 and $1,792,082 in 2001, general and administrative expenses were $4,818,557 in 2002 and $3,710,305 in 2001. Stock based compensation resulted from the issuance and modification of options, warrants and other stock based grants and awards in 2002 and 2000.

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

         General and administrative expenses were $5,502,387 in 2001, a decrease of $562,330 as compared to general and administrative expenses of $6,064,717 in 2000. The decrease in general and administrative expenses was due to the $755,475 decrease in stock based compensation described below, offset by an increase in expenses, primarily increased legal and travel expenses, resulting from an increase in the general level of business activities to enable us to market our products. Excluding stock based compensation of $1,792,082 in 2001 and $2,547,557 in 2000, general and administrative expenses were $3,710,305 in 2001 and $3,517,160 in 2000. Stock based compensation resulted from the issuance and modification of options, warrants and other stock based grants and awards. There were no new agreements for stock based compensation in 2001 that resulted in expense in the period. All expense recorded in 2001 related to the vesting of arrangements entered into in 2000.







                                       (3)

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








                                       (4)

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

New Accounting Standards

         In June 2001, the Financial Accounting Standards Board "FASB" issued a Statement of Financial accounting Standard "SFAS" No. 143, "Accounting for Asset Retirement Obligation." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long- lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. The adoption of this pronouncement will have no material impact on our financial position or results of operations.

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




                                       (5)

         In January 2003, the Emerging Issues Task Force issued EITF 00-21 "Revenue Arrangements with Multiple Deliverables." EITF 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact this statement will have on our financial position or results of operations.


















                                       (6)

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                                           Age         Position(s)
----                                           ---         -----------
James M.  Donegan (3)(4)(5)                     52         Chairman of the Board, Chief Executive Officer and
                                                           President

David R. Dowsett                                49         Vice President and Chief Operating Officer

Lawrence D.  Ellis                              52         Vice President and Chief Financial Officer

Joseph N.  Bongiovanni, III (3)(5)              58         Vice President, Secretary and Director

Ralph Balzano (2)(4)                            66         Director

John Branton (1)(4)                             52         Director

Paul D. Castignani (1)                          57         Director

D. Walter Cohen                                 76         Director

Vincent J. Papa (1)(2)(3)(5)                    53         Director

James E. Schleif (1)(3)(4)                      61         Director

Pasquale L. Vallone (2)(3)                      75         Director

Gilbert M.  White (2)(3)                        65         Director

----------------
(1) Member of the Audit Committee of the Board of Directors
(2) Member of the Compensation Committee of the Board of Directors
(3) Member of the Nominating Committee of the Board of Directors
(4) Member of the Investment Committee of the Board of Directors
(5) Member of the Executive Committee of the Board of Directors

         James M. Donegan has served as our Chairman of the Board of Directors, Chief Executive Officer and President since 1994. From 1991 to 1995, Mr. Donegan held various positions at Chase Manhattan Bank, including marketing executive for the Structured Investment Division and most recently as the Managing Director of Chase Futures Management, Inc.

         David R. Dowsett has served as our Chief Operating Officer since June 2002. From 1997 to May 2002, Mr. Dowsett served in a number of capacities at Becton, Dickinson and Company most recently as Worldwide Director in the Infusion Therapy Systems Business. Between 1980 and 1997, Mr. Dowsett held various sales, marketing and business development positions at C.R. Bard, a company engaged in the development, manufacturing and supplying of healthcare products.

         Lawrence D. Ellis has served as our Vice President and Chief Financial Officer since 1997. From 1991 to 1995, Mr. Ellis served as Controller for Phonotics, Inc., a company engaged in the research and development and manufacturing of fiber optic test equipment. In addition, Mr. Ellis has six years of public accounting experience with Ernst & Young, LLP.

         Joseph N. Bongiovanni, III, has served as a director of Med-Design and our Vice President and Secretary since 1994. Since 1978, Mr. Bongiovanni has been the senior partner of the law firm Bongiovanni & Berger.

         Ralph Balzano has served as a director of Med-Design since January 2001. Mr. Balzano has been an independent systems consultant since January 2002 for Balzano LLC. Mr. Balzano served as Chief Information Officer for the Department of Information Technology & Telecommunications for the City of New York from 1994 to 2001. From 1971 to 1994, Mr. Balzano was the Chief Executive Officer of LCS Associates in New York.

         John Branton has served as a director of Med-Design since April 2001. Mr. Branton is the President and Co-Founder of Safe Harbor Financial, Inc., a fixed and variable annuity wholesaling organization he co-founded in 1986. From 1980 to 1986, Mr. Branton was a Vice President with INA Life Insurance Company.







                                       (7)

         Paul D. Castignani has served as a director of Med-Design since July 2002. Mr. Castignani is a Senior Vice President and Chief Financial Officer of Eagle National Bank, where he has served in various capacities since 1987.

         D. Walter Cohen has served as a director of Med-Design since July 2002. Dr. Cohen is a Professor of Periodontics at the Medical College of Pennsylvania, where he has instructed since 1973. He is also a former professor and dean of the School of Dental Medicine at the University of Pennsylvania. Dr. Cohen has authored or co-authored numerous books and articles on various medical topics. He is a member of the Institute of Medicine of the National Academy of Sciences. Dr. Cohen is also a practicing dentist.

         Vincent J. Papa has served as a director of Med-Design since 1998. Mr. Papa has served as Secretary and General Counsel of Energy Merchants LLC since 1999. From 1995 to 1999, Mr. Papa was a Managing Director and General Counsel for P.M.G. Capital Corp., a wholly owned affiliate of the Pennsylvania Merchant Group.

         James E. Schleif has served as a director of Med-Design since April 2001. Mr. Schleif has been a healthcare industry consultant specializing in financial management and managed care since May 2000. From 1978 to May 2000, Mr. Schleif served as the Chief Financial Officer of Mercy Health System.

         Pasquale L. Vallone has served as a director of Med-Design since 1998. Mr. Vallone has been a consultant for U.S. Aviation Underwriters, Inc. since July 1997. Mr. Vallone served in the underwriting and technical areas at U.S. Aviation Underwriters for fifty years until his retirement as a Senior Vice President in June 1997.

         Gilbert M. White has served as a director of Med-Design since 1994 and served as an Executive Vice President of Med-Design from 1995 until January 1998. Mr. White is currently an independent insurance consultant. Prior to joining Med-Design in 1995, Mr. White was Senior Vice President of Rollins Hudig Hall, a multinational insurance firm, where he designed, marketed and serviced complex insurance programs for large national and international clients since 1984.

         There are no family relationships among any of our Directors, executive officers and significant employees except that James E. Schleif and Joseph N. Bongiovanni, III are brothers-in-law.

Section 16(a)  Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file reports of ownership of our securities and changes in ownership with the Securities and Exchange Commission. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations of these persons that no other reports were required, during the year ended December 31, 2002, all of the Company's directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements, except as follows: Mr. White filed a Form 4 to report one transaction in December 2001 after the due date of the form, Messrs. Balzano, Branton Schleif and White each filed a Form 4 to report one transaction in July 2002 after the due date of the form, and Mr. Dowsett's initial beneficial ownership report erroneously omitted reference to shares of our common stock owned by Mr. Dowsett. This error was corrected by amendment.




                                       (8)

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth for the years ended December 31, 2002, 2001 and 2000, information regarding compensation we paid to our Chief Executive Officer and the four other most highly paid executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2002.

                           Summary Compensation Table

                                                   Annual Compensation                      Long Term Compensation
                                                   -------------------                      ----------------------
                                                                                                    Awards
                                                                                                    ------
                                                                                        Restricted
                                                Salary               Other Annual         Stock            Securities
Name and Principal Position            Year      ($)     Bonus($)   Compensation($)     Awards($)      Underlying Options
---------------------------            ----      ---     --------   ---------------     ---------      ------------------
James M. Donegan                       2002    354,000     50,000      753,738(1)           -                200,000
   Chairman, Chief Executive Officer   2001    338,000     50,000      753,738(1)           -                175,000
   and President                       2000    300,000     25,000      753,712(1)           -                100,000

David R. Dowsett(2)                    2002    115,272          -        5,600              -                300,000
   Vice President and
   Chief Operating Officer

Lawrence D. Ellis                      2002    168,000     30,000       10,200              -                 89,000
   Vice President and                  2001    160,000     20,000          -                -                 75,000
   Chief Financial Officer             2000    140,000     20,000          -                -                 66,000

Joseph N. Bongiovanni, III             2002    160,000     30,000        2,550              -                 67,000
   Vice President and Secretary        2001    140,000     20,000          -                -                 75,000
                                       2000    108,000     20,000          -                -                100,000

Michael W. Simpson(4)                  2002    185,000     30,000       10,200              -                      -
   Vice President and                  2001    185,000     20,000          -                -                 75,000
   Chief Strategy Officer              2000    165,000          -          -           2,525,000(3)          116,000

--------------
(1) Represents 59,702 shares of common stock for 2002 and 2001 and 59,700 for 2000 awarded to Mr. Donegan as compensation for past service. In 2000, the Company's Compensation Committee, after consultation with outside professional compensation consultants, determined that Mr. Donegan had been under-compensated since the Company's inception and authorized an award of approximately 59,700 shares of common stock per year for the following four years as compensation for past service, or an aggregate totaling 238,806 shares. Each annual award is conditioned on Mr. Donegan remaining an officer, director or consultant of the Company.

(2) Mr. Dowsett was employed as our Chief Operating Officer and Vice President on June 1, 2002.

(3) Represents 200,000 shares of Common Stock granted to Mr. Simpson on November 1, 2000, one-third of which vested upon the Common Stock trading over $22.00 per share for thirty consecutive trading days. The remaining shares will vest an additional one-third upon each of the first and second anniversaries of the initial vesting. At December 31, 2002, Mr. Simpson held 30,382 shares of restricted stock.

(4) Mr. Simpson resigned as Chief Strategy Officer and Executive Vice President on March 13, 2003, but remains an employee of the Company involved in marketing and product management. (See employment agreements)






                                       (9)

Stock Options

         The following table sets forth certain information concerning grants of stock options made during 2002 to the persons named in the Summary Compensation Table.

                        Option Grants in Last Fiscal Year

                                                Percent Of
                                Number Of     Total Options
                               Securities       Granted To     Exercise
                               Underlying      Employees In      Price     Expiration      Grant Date
           Name              Options Granted   Fiscal Year      ($/Sh)        Date       Present Value(1)
           ----              ---------------   -----------      ------        ----       ----------------
James M. Donegan               100,000(2)          12%           3.25       10/10/09       $  291,000
                               100,000(2)          12%           3.25       10/10/12          291,000

David R. Dowsett               187,500(3)          23%          11.70        5/15/12       $1,966,875
                               112,500(4)          14%           6.51        7/26/12       $  678,375

Lawrence D. Ellis               22,000(5)           3%           3.25       10/10/09       $   64,020
                                67,000(5)           8%           3.25       10/10/12       $  194,970

Joseph N. Bongiovanni, III      22,000(5)           3%           3.25       10/10/09       $   64,020
                                45,000(5)           5%           3.25       10/10/12       $  130,950

Michael W. Simpson                   -              -                -             -                -

--------------
(1) These amounts represent the estimated fair value of stock options, measured at the date of grant using the Black-Scholes option pricing model. There are four underlying assumptions in developing the grant valuations: an expected volatility of 98.15% to 109.22%, an expected term of exercise of ten years, a range of risk free interest rates of 2.00% to 3.00% and a dividend yield of zero. The actual value, if any, an executive officer may realize will depend on the amount by which the stock price exceeds the exercise price on the date the option is exercised. Consequently, there is no assurance the value realized by an executive officer will be at or near the value estimated above. These amounts should not be used to predict stock performance.

(2) The options were granted on October 10, 2002. Of the shares underlying the options, 100,000 shares vested on the date of grant and the remaining shares will vest on October 10, 2007. Vesting is accelerated based upon the market price of the Company's common stock achieving certain milestones. One third of the remaining balance vests each year the Company achieves such milestones.

(3) The options were granted on May 15, 2002. Of the shares underlying the options, 50,000 shares vested on October 15, 2002, 25,000 shares will vest on May 15, 2003 and 37,500 shares will vest on each of May 15, 2004, 2005, and 2006.

(4) The options were granted on July 26, 2002 and will vest on July 26, 2009. Vesting is accelerated upon the Company achieving certain earnings milestones each year. One third of the remaining balance vests each year the Company achieves such milestones.

(5) The options were granted on October 10, 2002. Of the shares underlying the options, 22,000 shares vested on the date of grant and the remaining shares will vest October 10, 2007. Vesting is accelerated based upon the market price of the Company's common stock achieving certain milestones. One third of the remaining balance vests each year the Company achieves such milestones.

Option Exercises and Fiscal Year-End Values

         The following table summarizes option exercises during 2002 and the value of securities underlying exercisable and unexercisable options at December 31, 2002 held by the persons named in the Summary Compensation Table. Year-end values are based upon a price of $8.00 per share, which was the closing market price of a share of our common stock on December 31, 2002 as reported in the Nasdaq National Market.





                                      (10)

            Aggregate Option Exercises in Last Fiscal Year and Fiscal
                             Year-End Option Values

                                                            Number Of Securities
                                                           Underlying Unexercised          Value Of Unexercised
                                                                   Options                 In-The-Money Options
                                                             At Fiscal Year-End             At Fiscal Year-End
                                Shares                   ---------------------------   ---------------------------
                               Acquired       Value
    Name                      On Exercise   Realized     Exercisable   Unexercisable   Exercisable   Unexercisable
    ----                      -----------   --------     -----------   -------------   -----------   -------------
James M. Donegan                  ---          ---         288,300        187,700      $ 480,252     $  476,388

David R. Dowsett                  ---          ---          50,000        250,000      $       0     $  167,625

Lawrence D. Ellis                 ---          ---          75,200        121,000      $ 239,555     $  344,077

Joseph N. Bongiovanni, III      2,000      $38,300         243,500        108,500      $ 583,312     $  239,555

Michael W. Simpson                ---          ---          58,000         50,000      $       0     $        0

Compensation of Directors

         Non-employee directors receive $500 per board of directors meeting attended and annually receive options to purchase 10,000 shares of our common stock, with an exercise price equal to the closing market price on the date of grant, as compensation for services on our board of directors. Non-employee members also receive $200 for each board committee meeting attended. No other directors receive cash or other compensation for services on our board of directors or any committee thereof. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as board members.

Employment Agreements

         Effective October 10, 2002, we entered into a three-year employment agreement with James M. Donegan as Chief Executive Officer and President. The agreement provides for a base salary of $354,000. Mr. Donegan was also awarded a stock option for 200,000 shares of the Company's common stock under the agreement. The options were granted on October 10, 2002. Of the shares underlying the option, 100,000 shares vested on the date of grant and the remaining shares will vest on October 10, 2007. Vesting is accelerated based upon the market price of the Company's common stock achieving certain milestones. One third of the remaining balance vests each year the Company achieves such milestones. In 2000, the Company's Compensation Committee, after consultation with outside professional compensation consultants, determined that Mr. Donegan had been under-compensated since the Company's inception and authorized an award of approximately 59,700 shares of Common Stock per year for the following four years as compensation for past service, or an aggregate of 238,806 shares. Each annual award is conditioned on Mr. Donegan remaining an officer, director or consultant of Med-Design.

         On June 1, 2002, the Company entered into a four-year employment agreement with David Dowsett as Executive Vice President and Chief Operating Officer, which agreement was effective as of May 15, 2002. The agreement provides for a base salary of $210,000, a stock option agreement to purchase 300,000 shares of common stock and a car allowance of $800 per month to cover all expenses related to the vehicle. The stock option has an exercise price of $11.70 per share. Of the shares underlying the stock option, 50,000 shares vest on October 15, 2002, 25,000 shares vest on May 15, 2003 and 37,500 shares vest on each of May 15, 2004, 2005 and 2006, and the remaining balance of 112,500 shares will vest on July 26, 2009. Vesting is accelerated upon the Company achieving certain earnings milestone each year. One third of the remaining balance vests each year the Company achieves such milestones.

         On October 10, 2002, we entered into a three-year employment agreement with Lawrence D. Ellis as Vice President and Chief Financial Officer. The agreement provides for a base salary of $168,000, a stock option to purchase 89,000 shares of common stock and a car allowance of $850 per month to cover all the expenses related to the vehicle. The stock option has an exercise price of $3.25 per share. Of the share underlying the option, 22,000 shares vested on the date of grant and the remaining shares will vest October 10, 2007. Vesting is accelerated based upon the market price of the Company's common stock achieving certain milestones. One third of the remaining balance vests each year the Company achieves such milestones.

         On October 10, 2002 we entered into a three-year employment agreement with Joseph N. Bongiovanni as Vice President and Corporate Secretary. The agreement provides for a base salary of $160,000, a stock option agreement for 67,000 shares of common stock and a car allowance of $850 per month to cover all expenses related to the vehicle. The stock option provides for the purchase of common stock at $3.25 per share. Of the shares underlying the option, 22,000 shares vested on the date of grant and the remaining shares will vest October 10, 2007. Vesting is accelerated based upon the market price of the Company's common stock achieving certain milestones. One third of the remaining balance vests each year the Company achieves such milestones.




                                      (11)

         On April 25, 2003, we entered into an employment agreement with Michael
W. Simpson who resigned as director and officer of the Company as of March 13, 2003. The term of the agreement is from March 20, 2003 through July 15, 2003. Under the agreement, Mr. Simpson will receive total compensation of $45,538 for the period of the agreement. In addition, the agreement provides for severance of $46,250, if the agreement is not extended on July 15, 2003.

Compensation Committee Interlocks and Insider Participation

         Gilbert M. White served on our Compensation Committee during 2002. Mr. White served as our Executive Vice President from June 1995 to January 1998.



































                                      (12)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND R ELATED STOCKHOLDER MATTERS

         The following table sets forth as of April 10, 2003 (unless otherwise noted) certain information with respect to the beneficial ownership of common stock (i) by each person known to us to own beneficially five percent or more of the Company's outstanding common stock (the only voting class outstanding), (ii) by each director, (iii) by each of the persons named in the Summary Compensation Table and (iv) by all officers and directors as a group.

                                                                   Number of Shares           Percent of Class
                  Name and Address                              Beneficially Owned (1)       Beneficially Owned
                  ----------------                              ----------------------       ------------------
James M. Donegan.........................................            1,305,936(2)                  10.02%

David R. Dowsett.........................................               54,100(12)                     *

Lawrence D. Ellis........................................               85,200(13)                     *

Joseph N. Bongiovanni, III...............................              243,500(3)                   1.89%

Michael W. Simpson.......................................                                           1.22%(14)

Ralph Balzano............................................               31,333(9)                      *

John Branton.............................................               36,641(10)                     *

Paul D. Castignani.......................................               11,486(5)                      *

D. Walter Cohen..........................................               18,544(8)                      *

Vincent J. Papa..........................................               58,000(7)                      *

James Schleif............................................               29,841(11)                     *

Pasquale L. Vallone......................................              197,506(6)                   1.56%

Gilbert M. White.........................................              180,234(4)                   1.42%

State of Wisconsin Investment Board......................            2,182,000(15)                 17.29%

SAFECO Corporation.......................................            1,802,600(16)                 14.28%

AIM Management Group Inc.................................              954,700(17)                  7.56%

RS Investment Management Co. LLC.........................              713,900(18)                  5.66%

All Directors and Officers as a Group (12 persons).......            2,407,369(19)                 17.50%

--------------------
*Less than one percent (1%)

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days of April 10, 2003, are deemed outstanding for computing the percentage ownership of the person holding such securities but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the person named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2) Includes 1,600 shares of common stock held by Mr. Donegan as custodian for his son, 288,300 shares underlying an option and 59,702 underlying a stock grant which will be issued to him on April 1, 2004 based on his continued employment. The address of Mr. Donegan is The Med-Design Corporation, 2810 Bunsen Avenue, Ventura, California 93003.

(3) Includes options to purchase 168,500 shares of common stock and warrants to purchase 75,000 shares of common stock.













                                      (13)

(4) Includes 1,400 shares of common stock held by Mr. White's spouse and options to purchase 26,000 shares of common stock.

(5)  Includes options to purchase 8,544 shares of common stock.

(6)  Includes options to purchase 42,000 shares of common stock.

(7)  Includes options to purchase 58,000 shares of common stock.

(8) Includes options to purchase 8,544 shares of common stock and warrants to purchase 9,000 shares of common stock.

(9)  Includes option to purchase 31,333 share of common stock.

(10) Includes options to purchase 27,841 shares of common stock.

(11) Includes options to purchase 27,841 shares of common stock.

(12) Includes options to purchase 50,000 shares of common stock.

(13) Includes options to purchase 59,200 shares of common stock and warrants to purchase 16,000 shares of common stock.

(14) Includes 25,000 shares underlying an option, 66,666 shares underlying a grant and 33,000 shared underlying a warrant. Mr. Simpson resigned as an officer and director of Med-Design as of March 13, 2003. Because Mr. Simpson was not an executive officer on April 10, 2003, the shares beneficially owned by Mr. Simpson are not included in the number set forth herein indicating beneficial ownership for all officers and directors as a group.

(15) Includes 25,000 shares underlying an option, 66,666 shares underlying a grant and 33,000 shares underlying a warrant. Mr. Simpson resigned as an officer and director as of March 13, 2003. Because Mr. Simpson was not an executive officer on April 10, 2003, the shares beneficially owned by Mr. Simpson are not included in the number set forth below indicating beneficial ownership for all officers and directors as a group.

(16) The principal business address for the State of Wisconsin is 121 E. Wilson St., Madison, Wisconsin, 53707. The information in the table is based on a
     Schedule 13G filed with Securities and Exchange Commission on February 12, 2003 by the State of Wisconsin Investment Board with respect to beneficial ownership of 2,182,000 shares over which State of Wisconsin Investment Board has sole and dispositive voting power.

(17) The principal business address of SAFECO Corporation ("SAFECO") is 10865 Willows Road N.E., Redmond, Washington. The information in the table is based on a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2003 by SAFECO with respect to beneficial ownership of 1,802,600 shares, of which SAFECO has shared voting and dispositive power with SAFECO Common Stock Trust with respect to 1,172,500 and with SAFECO Resource Series Trust with respect to 1,802,600 shares.

(18) The principal business address of AIM Management Group Inc. ("AIM") is 11 Greenway Plaza, Suite 100, Houston, Texas, 77046. The information in the table is based on a Schedule 13G filed with the Securities and Exchange Commission on February 10, 2003 by AIM with respect to beneficial ownership of 954,700 shares over which AIM has sole voting and dispositive power.

(19) The principal business address of RS Investment Management Co. LLC ("RS") is 388 Market Street, Suite 17, San Francisco, California, 94111-5312. The information in the table is based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2003 by RS with respect to beneficial ownership of 713,900 shares, of which RS has shared voting and dispositive power with G. Randall Hecht with respect to all shares, shared voting and dispositive power with RS Investment Management, Inc. with respect to 53,900 shares, shared voting and dispositive power with RS Investment Management, LP with respect to 660,000 shares and shared voting and dispositive power with RS Emerging Growth Fund with respect to 352,550 shares.

(20) Includes options and warrants to purchase 1,146,653 shares of common stock.




                                      (14)

Equity Compensation Plan Information

         The following table provides information as of December 31, 2002 with respect to compensation plans under which equity compensation is authorized, as well as individual compensatory arrangements.

==============================================================================================================================
                                                                                                       Number of securities
                                                                                                     remaining available for
                                                                                 Weighted-average     future issuance under
                                                    Number of securities to     exercise price of      equity compensation
                                                    be issued upon exercise         outstanding          plans (excluding
                                                    of outstanding options,      options, warrants   securities reflected in
                                                     warrants and rights           and rights              column (a))
                   Plan category                             (a)                       (b)                    (c)
==============================================================================================================================
Equity compensation plans approved by security
holders                                               2,611,619(1)(2)(3)             $ 8.33                 325,017
==============================================================================================================================
Equity compensation plans not approved by security
holders                                                      --                          --                     --
==============================================================================================================================
Total                                                 2,611,619                      $ 8.33                325,017
==============================================================================================================================

(1) Includes 119,404 shares of restricted stock granted to Mr. Donegan pursuant to his employment agreement (See Employment Agreements).

(2) Includes 66,666 shares of restricted common stock granted to Mr. Simpson pursuant to his employment agreement, which vested one-third after the common stock traded over $22.00 per share for thirty consecutive trading days, vested an additional one-third on July 15, 2002 and will be fully vested on July 15, 2003.

(3) Includes warrants to issue 600,000 shares of common stock to employees and consultants of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Joseph N. Bongiovanni, III, the senior partner of the law firm of Bongiovanni & Berger, is a director, Vice President and Secretary of the Company. During the fiscal years ended December 31, 2002 and 2001, Bongiovanni & Berger received $26,610 and $44,265, respectively, for legal services billed to Med-Design.

         On April 14, 2002, we loaned $275,000 to James M. Donegan, collateralized by 59,700 shares of Med-Design's common stock owned by Mr. Donegan. The principal amount of the loan accrued annual interest at the prime lending rate. Pursuant to the terms of the loan, the $275,339 aggregate amount of principal and interest due on the loan was repaid by Mr. Donegan on April 30, 2002.

         On April 15, 2002, pursuant to a Note and Pledge Agreement, we loaned $250,000 to Michael W. Simpson, which will be collateralized by 66,666 shares of Med-Design's common stock to be issued to Mr. Simpson on August 6, 2003. The
Note is repayable on the earlier of (i) April 15, 2004, (ii) the date on which Mr. Simpson ceases to be an employee, consultant or director of Med-Design,
(iii) the date on which Med-Design provides notice to Mr. Simpson that the closing price of the common stock has been $30.00 or higher for 20 consecutive days as reported on the Nasdaq National Market, or (iv) the date on which Mr. Simpson sells or transfers the pledged securities. The Note accrues interest at 16% per year until the issuance of the pledged securities to Mr. Simpson, at which time the Note will accrue interest at the prime lending rate plus 1%.





                                      (15)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE MED-DESIGN CORPORATION
Dated: April 30, 2003

                                          By:    /s/ Joseph N. Bongiovanni, III
                                          -------------------------------------
                                          Joseph N. Bongiovanni, III
                                          Vice President and Secretary







                                      (16)