Form 10-Q
period 2003-03-31
MED-DESIGN CORP
filed 2003-05-15
CIK 943736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from __ to__


                         Commission file number 0-25852
                                                -------


                           THE MED-DESIGN CORPORATION
               -------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                     23-2771475
           --------                                     ----------
(State or other Jurisdiction                (IRS Employer Identification No.)
 of Incorporation or Organization)

                2810 Bunsen Avenue, Ventura, CA           93003
          ----------------------------------------      ----------
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

                                 Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |X| No |_|

On May 13, 2003, 12,701,280 shares of the registrant's common stock, $.01 par value, were outstanding.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





                                                                                                          Page Number

                         PART I - FINANCIAL INFORMATION


Item 1-     Financial Statements

               Consolidated Balance Sheets as of March 31, 2003 (unaudited) and
                     December 31, 2002 ..........................................................              3

               Consolidated Statements of Operations (unaudited) for the
                     three months ended March 31, 2003 and 2002..................................              4

               Consolidated Statements of Comprehensive Loss (unaudited) for the three
                     months ended March 31, 2003 and 2002........................................              5

               Consolidated Statements of Cash Flows (unaudited) for the three months
               ended March 31, 2003 and 2002.....................................................              6

               Notes to Consolidated Financial Statements (unaudited)............................           7-10

Item 2-    Management's Discussion and Analysis of Financial Condition and Results
            of Operation.........................................................................          11-12

Item 3-    Quantitative and Qualitative Disclosure About Market Risk.............................             12

Item 4-    Controls and Procedures...............................................................             12



                           PART II - OTHER INFORMATION


Item 1-    Legal Proceedings.....................................................................             13

Item 6-    Exhibits and Reports on Form 8-K .....................................................             13

           Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..............             15

           Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..............             16


PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                            March 31,     December 31,
                                                                              2003            2002
                                                                          (Unaudited)
                                                                          ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                                            $  1,620,481    $  1,917,130
     Available-for-sale securities                                          10,691,556      12,248,170
     Prepaid expenses and other current assets                                 564,177         445,280
                                                                          ------------    ------------
          Total current assets                                              12,757,317      14,729,477

     Notes receivable - related party                                          259,863         250,000
     Property, plant, and equipment, net of accumulated depreciation
         of $1,191,368 and $1,158,603, respectively                            327,157         345,130
     Patents, net of accumulated amortization of $703,872 and $659,144,
         respectively                                                        1,674,895       1,664,617
                                                                          ------------    ------------
     Total assets                                                         $ 15,019,232    $ 16,989,224
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of capital lease obligations                      $      2,650    $      2,574
     Accounts payable                                                          192,937         290,775
     Accrued compensation and benefits                                          80,056         467,086
     Other accrued expenses                                                     97,193         189,447
                                                                          ------------    ------------
          Total current liabilities                                            372,836         949,882
     Capital lease obligations, less current maturities                            814           1,506
                                                                          ------------    ------------
          Total liabilities                                                    373,650         951,388
                                                                          ------------    ------------

Commitments and Contingencies

Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
        No shares outstanding at March 31, 2003 and December 31, 2002             --              --
     Common stock, $.01 par value, 30,000,000 shares authorized;
          12,635,098 and 12,519,798 shares issued and outstanding,
           respectively                                                        126,351         125,198
     Additional paid-in capital                                             53,869,177      53,083,149
     Accumulated deficit                                                   (38,989,511)    (37,233,242)
     Accumulated other comprehensive (loss) income                            (360,435)         62,731
                                                                          ------------    ------------

Total stockholders' equity                                                  14,645,582      16,037,836
                                                                          ------------    ------------

Total liabilities and stockholders' equity                                $ 15,019,232    $ 16,989,224
                                                                          ============    ============

   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2003            2002
                                                ------------    ------------
Revenue                                         $     39,091    $      6,695
                                                ------------    ------------

Operating expense:
  General and administrative                    $  1,534,357    $  1,362,263
  Research and development                           414,358         346,478
                                                ------------    ------------
  Total operating expenses                         1,948,715       1,708,741

  Loss from operations                            (1,909,624)     (1,702,046)
  Interest expense                                      (113)           (370)
  Investment income                                  153,468          25,656
                                                ------------    ------------

Net loss                                        ($ 1,756,269)   ($ 1,676,760)
                                                ============    ============


Basic and diluted loss per
  common share                                        ($0.14)         ($0.15)

Weighted average common shares                    12,615,998      11,116,954
  outstanding






              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       4

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)



                                     Three Months Ended March 31,
                                 ---------------------------------------
                                     2003                     2002
                                 ---------------     -------------------

Net loss                             ($1,756,269)            ($1,676,760)

Other comprehensive loss:

Unrealized holding loss on
   securities                           (423,166)               (261,468)
                                 ---------------     -------------------

Comprehensive loss                   ($2,179,435)            ($1,938,228)
                                 ===============     ===================


              The accompanying notes are an integral part of these
                       consolidatedfinancial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                    2003             2002
                                                                ------------    ------------

Cash flows from operating activities:
Net loss                                                        ($ 1,756,269)   ($ 1,676,760)
Adjustments to reconcile net loss to net cash used in
    operating activities:
          Depreciation and amortization                              106,066         107,528
          Gain on sale of available-for-sale securities              (26,612)           --
          Stock-based compensation                                   466,822         420,161
          Changes in operating assets and liabilities:
               Prepaid expenses and other current assets             118,897          39,420
               Accounts payable                                      (97,838)         32,113
               Accrued expenses                                     (489,147)       (102,894)
                                                                ------------    ------------
        Net cash used in operating activities                     (1,678,081)     (1,180,432)
                                                                ------------    ------------
Cash flows from investing activities:
     Purchases of property and equipment                             (43,364)       (162,622)
     Additions to patents                                            (55,007)        (37,913)
     Investment in available-for-sale securities                  (1,376,026)    (14,000,000)
     Sale of available-for-sale securities                         2,536,086       1,241,171
                                                                ------------    ------------
          Net cash provided by (used in) investing activities      1,061,689     (12,959,364)
                                                                ------------    ------------
Cash flows from financing activities:
     Capital lease payments                                             (616)         (3,315)
     Warrants and stock options exercised                            320,359         187,500
     Proceeds from private placement-net of issuance
        costs paid                                                      --        14,236,840
                                                                ------------    ------------
          Net cash provided by financing activities                  319,743      14,421,025
                                                                ------------    ------------

(Decrease) increase in cash                                         (296,649)        281,229
Cash and cash equivalents, beginning of period                     1,917,130         397,765
                                                                ------------    ------------
Cash and cash equivalents, end of period                        $  1,620,481    $    678,994
                                                                ------------    ------------

Noncash investing and financing activities:
  Change in unrealized loss on available-for-sale
      securities                                               ($    423,166)  ($    261,468)

  Private placement issuance costs accrued                              --      $     42,800

              The accompanying notes are an integral part of these
                             financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Significant Accounting Policies

    Basis of Presentation

         The accompanying unaudited consolidated financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context indicates, the "Company" or "Med-Design") and its wholly-owned subsidiaries, MDC Investment Holdings, Inc. and MDC Research Ltd. All significant intercompany transactions and accounts are eliminated. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2002 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of the Company's operations and cash flows for the three month period ended March 31, 2003. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The financial statements included herein have been prepared in accordance with generally accepted accounting principles accepted in the United States for interim financial information and the applicable requirements of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles accepted in the United States for complete financial statements. The consolidated balance sheet at December 31, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles accepted in the United States. These consolidated financial statements should be read in conjunction with the Company's audited financial statements, which were included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of The Med-Design Corporation and its wholly owned subsidiaries, MDC Investment Holdings, Inc. and MDC Research Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts from prior years have been reclassified for comparability.

     New Accounting Standards

         "In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 3002. The adoption of this pronouncement will not impact our financial position or results of operations."

     Stock Based Compensation

         We apply the intrinsic value method of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25) and the Financial Accounting Standards Board Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation (FIN 44) in accounting for our stock plans. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (SFAS 123).

         The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123:

                                                                        Three Months Ended
                                                                             March 31,
                                                                       2003             2002
                                                                 ---------------   --------------
       Net loss - as reported                                        ($1,756,269)     ($1,676,760)
       Add: stock-based employee compensation
            expense included in reported net loss                        466,822          420,161
       Deduct: total stock-based employee compensation
            expense determined under fair-value based
            method for all awards                                       (938,323)        (996,843)
                                                                 ---------------   --------------

       Net loss - pro forma                                          ($2,227,770)     ($2,253,442)
                                                                 ---------------   --------------
       Net loss per share:

       Basic & diluted loss per share - as reported                       ($0.14)          ($0.15)
       Basic & diluted loss per share - pro forma                         ($0.18)          ($0.20)


         Pro forma information regarding net loss and loss per share has been determined as if we had accounted for our stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with weighted-average assumptions as follows:


                                                         Three Months Ended
                                                              March 31,
                                                   2003                     2002
                                              -----------------      ------------------

            Dividend yield                                 0.00%                   0.00%
            Expected volatility                 89.33% to 98.60%       98.15% to 109.22%
            Risk-free interest rate               1.65% to 3.00%          2.00% to 3.00%
            Expected lives                    Based on the actual terms of options and
                                              warrants

         In August 2000 and March and November 2002, the Company entered into several equity arrangements with officers of the Company involving grants of stock options and warrants to purchase common stock. The Company recorded compensation expense in the amount of $466,822 and $420,161 in connection with these transactions in the first quarter of 2003 and 2002, respectively, to reflect partial vesting of the grants.

2.   Stockholders Equity

         On March 25, 2002, Med-Design completed a private equity placement of its common stock. Med-Design sold 1,326,260 shares of its common stock for $15,000,000. The net proceeds to the Company after the payment of offering expenses were approximately $14,200,000.

         In connection with the private placement, Med-Design granted to the placement agent, for nominal consideration, a five-year warrant to purchase 40,000 shares of Med-Design common stock at an exercise price of $14.1375 per share. The warrant vested upon issuance.

         On March 15, 2002, Med-Design issued two warrants to purchase 18,000 shares of its common stock each at an exercise price of $12.50 per share to two consultants. The warrants vest on March 15, 2005 and expire on December 27, 2007. Compensation expense of $25,120 and $4,187 was recorded during the first quarter of 2003 and 2002, respectively, based on the fair value of the warrant calculated using a Black-Scholes valuation model in accordance with FAS 123.

         On October 25, 2002 the Company issued a stock option for consulting services to be rendered through October 10, 2003. Compensation expense of $25,726 was recorded during the first quarter of 2003 based on the fair value of the warrant calculated using a Black-Scholes valuation model in accordance with FAS 123.

3.  Unrealized Holding Losses on Securities

         On September 7, 2001, the Company entered into an Addendum to the development and licensing agreement with Medamicus. Under the terms of the Addendum, Med-Design received an initial payment of $2,000,000, $1,000,000 of which was paid in the form of 68,027 shares of Medamicus common stock and $1,000,000 which was paid in cash on October 15, 2001. The Company continues to hold the majority of the common stock received from Medamicus in addition to shares subsequently purchased by Med-Design, which common stock has declined significantly in market value. The Medamicus stock held by the Company accounts for $467,571 in unrealized losses at March 31, 2003.

4.  Basic and Diluted Loss per Share:

         Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Options and warrants to purchase 2,652,819 shares of common stock as of March 31, 2003 and 2,368,416 shares of common stock as of March 31, 2002 were not included in computing diluted earnings per share as the effect was antidilutive.

5. Commitments and Contingencies

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

         In November 1999, the Company approved the issuance, subject to stockholder approval, which was received in August 2000, of 200,000 shares of common stock to the then Chief Operating Officer. The stock vests at the earlier of the date when the Company's common stock trades at $22.00 or higher for thirty 30 consecutive days or November 11, 2004 provided he has not resigned or been discharged for cause. On July 6, 2001, Med-Design stock maintained a market price of $22.00 or higher for thirty (30) consecutive days and this agreement was revised to provide that a third of the stock would be issued on August 6, 2001 and the remaining shares will vest in two equal tranches on August 6, 2002 and August 6, 2003.

         In August 2000, Med-Design's stockholders approved the issuance of a warrant to purchase 50,000 shares of common stock at an exercise price of $6.26 per share and the issuance of 125,000 shares of common stock to John F. Kelley, at the time a director of the Company in connection with the performance of consulting services. The compensation arrangement was approved, subject to the conclusion of negotiations of Mr. Kelley's contract. Negotiations have not yet concluded, and the Company continues to discuss contract terms with Mr. Kelley.

6.  Related Party Transactions

         For the three months ended March 31, 2003 and 2002, the Company paid $10,410 and $3,639, respectively, for legal services to a firm, of which a partner is a director, officer and stockholder of Med-Design.

         On April 15, 2002, pursuant to a Note and Pledge Agreement, the Company loaned $250,000 to Michael W. Simpson, who at the time was the Company's Chief Operating Officer, which will be collateralized by 66,666 shares of the Company's common stock to be issued to Mr. Simpson on August 6, 2003. The loan is evidenced by a promissory note (the "Note") and was made to enable Mr. Simpson to pay his 2001 federal income taxes. The Note is repayable on the earlier of (i) April 15, 2004, (ii) the date on which Mr. Simpson ceases to be an employee, consultant or director of the Company, (iii) the date on which the Company provides notice to Mr. Simpson that the closing price of the common stock has been $30.00 or higher for 20 consecutive trading days as reported on the Nasdaq National Market or (iv) the date on which Mr. Simpson sells or transfers the pledged securities. The Note accrues interest at 16% per year until the issuance of the pledged securities to Mr. Simpson, at which time the Note will accrue interest at the prime lending rate plus 1%. Amounts due under the Note as of March 31, 2003, an aggregate of $259,863, of which $250,000 is principal and $9,863 is accumulated interest, are included in the line item "Notes receivable - related party" on the consolidated balance sheet.

On April 25, 2003, the Company entered into an employment agreement with Mr. Simpson who resigned as director and officer of the Company as of March 13, 2003. The term of the agreement is from March 20, 2003 through July 15, 2003. Under the agreement, Mr. Simpson will receive total compensation of $45,538 for the period of the agreement. In addition, the agreement provides for severance of $46,250, if the agreement is not extended on July 15, 2003. The agreement acknowledges Mr. Simpson's debt to the Company and provides that the debt will be repaid when Mr. Simpson receives the final tranche of the stock grant described above.

7.  Warrants Outstanding

         As of March 31, 2003 and 2002, warrants to purchase a total of 500,000 and 700,000 shares of Med-Design's common stock, respectively, were outstanding with various vesting and expiration periods.

         On January 14, 1998, Med-Design issued a warrant to purchase 100,000 shares of common stock at an exercise price of $2.88 per share to a director of the Company who was engaged to perform consulting services. The warrant was exercisable upon issuance and was exercised on January 14, 2003.

         As of March 31, 2002, warrants to purchase a total of 55,000 shares of Med-Design's common stock were exercised.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

FORWARD-LOOKING STATEMENTS

         The report contains forward-looking statements within the meaning of the "safe harbor" provisions of The Private Securities Litigation Reform Act of 1995 that address, among other things, the generation of royalty revenues from our licensees; sufficiency of available resources to fund operations; and the anticipated launch dates of several of our licensed products. We generally identify forward looking statements in this report using words like "believe," "anticipate," "will," "expect," "may," "could," "intend" or similar statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including lack of demand or low demand for our products or for safety products generally; a determination of our licensees to focus their marketing efforts on products other than those licensed from us; delays in introduction of products licensed by us due to manufacturing difficulties or other factors; our inability to license or enter into joint venture or similar arrangements regarding our other products and other factors discussed in this report generally and in our Annual Report on Form 10-K for the year ended December 31, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Recent Developments

         In January 2003, Med-Design resolved its previously reported royalty rate dispute with BD. Med-Design and BD agreed that a royalty rate of 2.5% on all sales of the BD Integra Syringe in the U.S. and all international markets where our retracting needle syringe patents are in force would be paid to Med-Design. The royalty rate is retroactive to the initial introduction date of May 2002.

         In February 2003, we received 510(k) clearance from the FDA for the Safety Dental Injector. Med-Design will sell the product directly to Sultan Chemists, who will market the product to dentists, dental groups and government institutions through direct channels and established dental retailers. The Safety Dental Injector will be manufactured by Owens-Illinois using automated equipment and molds purchased by us.

Results of Operations

Results of Operations for the Three-Month Period Ended March 31, 2003 and 2002

         Revenue for the three months ended March 31, 2003 was $39,091, an increase of $32,396 as compared to revenue of $6,695 for the corresponding period in 2002. The majority of the revenue for the three months ended March 31, 2003 and 2002 reflected royalty payments from Medamicus under our September 25, 2001 agreement with Medamicus. Royalties increased substantially from this agreement in 2003 due to increased volume as a result of Medamicus completing supply agreements with major customers.

         General and administrative expenses were $1,534,357, an increase of $172,094 as compared to general and administrative expenses of $1,362,263 for the corresponding period in 2002. The increase in general and administrative expenses was primarily due to costs related to additional executive personnel, stock based compensation related to the additional warrants issued for services in 2002 and increased legal, professional and insurance costs.

         Research and development expenses for the three months ended March 31, 2003 were $414,358, an increase of $67,880 as compared to research and development expenses of $346,478 in 2002. The increase in research and development expenses was due primarily to regulatory costs related to the preparation of the Safety Dental Injector for manufacturing and the hiring of additional engineering personnel.

Liquidity and Capital Resources

         At March 31, 2003, cash, cash equivalents and available-for-sale securities totaled $12,312,037 as compared to $14,165,300 at December 31, 2002, a decrease of $1,853,263 or approximately 13%. This decrease is primarily due to our losses from operations.

         For the three months ended March 31, 2003, our net cash used in operating activities was $1,678,081, principally reflecting our net loss of $1,756,269. Our cash position was also adversely affected by a $489,000 decrease in accrued expenses relating to the operations of the business as described in the results of operations. Net cash provided by financing activities consisted primarily of the proceeds from the exercise of stock options and warrants.

         We have a revolving line of credit totaling $3,000,000. This facility can be used to fund working capital needs and finance capital equipment purchases. However, advances for capital equipment financing may not exceed $600,000. Borrowings are collateralized by substantially all of our assets. Any borrowings to meet working capital needs bear interest at LIBOR plus 2.25%, while borrowings to finance capital equipment purchases bear interest at the prime rate plus 2.5%. The facility expires on May 31, 2003 and we intend to seek renewal of the facility. There is no assurance that we will be successful in negotiating an extension of the line of credit on reasonable terms. There were no amounts outstanding under the line of credit at March 31, 2003.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

         There were no amounts outstanding under our revolving line of credit at March 31, 2003. If we were to borrow under our credit facility, borrowings to meet working capital needs would bear interest at LIBOR plus 2.25% and borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. As a result, any such borrowings would be subject to the fluctuations in the market which affect LIBOR or the prime rate, respectively.

         We invest a portion of excess cash in marketable securities in accordance with our investment guidelines as approved by our Board of Directors. These investments are in highly liquid, low risk securities where our risk of loss is at a minimum. Additionally, we have acquired shares of a publicly traded company for which we are at risk of loss based on downward fluctuations in the quoted market fair value of those shares. If the quoted fair value of this company's shares were to fall by 10% and 20%, we would incur an unrealized loss of $164,809 and $329,618, respectively. Such losses are ultimately recognized as expense in the period in which the stock is sold or in the current period if the decline in market value is deemed to be other-than-temporary. At March 31, 2003, the Company has an unrealized loss of approximately $467,000 with respect to these shares.

Item 4.  Controls and Procedures

         An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2003 was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of our internal controls, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - OTHER FINANCIAL INFORMATION

Item 1.   Legal Proceedings

         On December 21, 2001, suit was filed in California Superior Court by Michael J. Botich, a former executive officer of Med-Design. Mr. Botich alleged that Med-Design breached an oral agreement to employ him as a part-time consultant. The Company settled the suit in February 2003 and the settlement payment of $350,000 is reflected in the Company's 2002 financial results.

Item 6.  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K

         We filed a Form 8-K dated March 14, 2003 that included information reported under Item 9 incorporating the presentation serving as the basis for a conference call held by The Med-Design Corporation on March 14, 2003.

                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           The Med-Design Corporation


Date: May 14, 2003                         James M. Donegan
                                           ------------------------------------
                                           James M. Donegan
                                           Chief Executive Officer


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





--------------------                  -----------------------------------------
Date:                                 James M. Donegan, Chief Executive Officer

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




--------------------                  -----------------------------------------
Date:                                 Lawrence D. Ellis, Chief Financial Officer

EXHIBIT INDEX



Exhibit No.                Description
-----------                -----------

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002