Form 10-K/A
period 2002-12-31
MED-DESIGN CORP
filed 2003-06-26
CIK 943736

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ to _________ .

                         Commission file number: 0-25852

                           THE MED-DESIGN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                           23-2771475
-------------------------------------------------------      -------------------
(State or other jurisdiction of incorporation                  (I.R.S. Employer
or organization)                                             Identification No.)

2810 Bunsen Avenue, Ventura, CA                                    93003
-------------------------------------------------------      -------------------
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (805) 339-0375

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
---------------------------------      -----------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No__

The aggregate market value of voting stock held by non-affiliates of the Registrant (computed by reference to the last reported sale price of such stock on June 28, 2002) was $125,382,547. The number of shares of Registrant's common stock outstanding as of May 13, 2003 was 12,701,280.

                                Explanatory Note


This Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "Report") of The Med-Design Corporation (the "Company") amends and restates the information required under Part III that was disclosed in Amendment No. 1 to the Report, filed on April 30, 2003.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                                           Age         Position(s)
----                                           ---         -----------
James M. Donegan (3)(4)(5)                      52         Chairman of the Board, Chief Executive Officer and
                                                           President
David R. Dowsett                                49         Vice President and Chief Operating Officer
Lawrence D. Ellis                               52         Vice President and Chief Financial Officer
Joseph N. Bongiovanni, III (3)(5)               58         Vice President, Secretary and Director
Ralph Balzano (2)(4)                            66         Director
John Branton (1)(4)                             52         Director
Paul D. Castignani (1)                          57         Director
D. Walter Cohen                                 76         Director
Vincent J. Papa (1)(2)(5)                       53         Director
James E. Schleif (1)(4)                         61         Director
Pasquale L. Vallone (2)(3)                      75         Director
Gilbert M. White (2)(3)                         65         Director
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

         Ralph Balzano has served as a director of Med-Design since January 2001. Mr. Balzano has been an independent systems consultant since January 2001 for Balzano LLC. Mr. Balzano served as Chief Information Officer for the South Manhattan Network of New York Hospital Corporation from 1998 to 2000. Mr. Balzano served as Chief Information Officer for the City of New York and Commissioner of the Department of Information Technology & Telecommunications from 1994 to 1998. From 1971 to 1994, Mr. Balzano was the Chief Executive Officer of LCS Associates in New York.

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

         D. Walter Cohen, D.D.S. has served as a director of Med-Design since July 2002. Dr. Cohen is a Professor of Periodontics at the Medical College of Pennsylvania, where he has instructed since 1973. He is also a former professor and dean of the School of Dental Medicine at the University of Pennsylvania. Dr. Cohen has authored or co-authored numerous books and articles on various medical topics. He is a member of the Institute of Medicine of the National Academy of Sciences. Dr. Cohen is also a practicing dentist.

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

Section 16(a)  Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file reports of ownership of our securities and changes in ownership with the Securities and Exchange Commission. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations of these persons that no other reports were required, during the year ended December 31, 2002, all of our directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements, except as follows: Mr. White filed a Form 4 to report one transaction in December 2001 after the due date of the form, Messrs. Balzano, Branton, Schleif and White each filed a Form 4 to report one transaction in July 2002 after the due date of the form, and Mr. Dowsett's initial beneficial ownership report erroneously omitted reference to shares of our common stock owned by Mr. Dowsett. This error was corrected by amendment.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth for the years ended December 31, 2002, 2001 and 2000, information regarding compensation we paid to our Chief Executive Officer and the four other most highly paid executive officers for the year ended December 31, 2002.

                                                Summary Compensation Table

                                                   Annual Compensation                      Long-Term Compensation
                                                   -------------------                      ----------------------
                                                                                                    Awards
                                                                                                    ------
                                                                                          Restricted
                                                                       Other Annual         Stock            Securities
Name and Principal Position            Year    Salary ($)   Bonus($)   Compensation($)     Awards($)      Underlying Options
---------------------------            ----    ---------   ---------  ----------------   -----------      ------------------
James M. Donegan                       2002    354,000     50,000     753,738(1)            -                200,000
   Chairman, Chief Executive Officer   2001    338,000     50,000     753,738(1)            -                175,000
   and President                       2000    300,000     25,000     753,712(1)            -                100,000

David R. Dowsett(2)                    2002    115,272          -        5,600              -                300,000
   Vice President and
   Chief Operating Officer

Lawrence D. Ellis                      2002    168,000     30,000       10,200              -                 89,000
   Vice President and                  2001    160,000     20,000          -                -                 75,000
   Chief Financial Officer             2000    140,000     20,000          -                -                 66,000

Joseph N. Bongiovanni, III             2002    160,000     30,000        2,550              -                 67,000
   Vice President and Secretary        2001    140,000     20,000          -                -                 75,000
                                       2000    108,000     20,000          -                -                100,000

Michael W. Simpson(3)                  2002    185,000     30,000       10,200              -                      -
   Vice President and                  2001    185,000     20,000          -                -                 75,000
   Chief Strategy Officer              2000    165,000          -          -           2,525,000(4)          116,000

----------
(1) Represents 59,702 shares of common stock for 2002 and 2001 and 59,700 shares for 2000 awarded to Mr. Donegan as compensation for past service. In 2000, the Company's Compensation Committee, after consultation with outside professional compensation consultants, determined that Mr. Donegan had been under-compensated since the Company's inception and authorized an award of approximately 59,700 shares of common stock per year for the following four years as compensation for past service, or an aggregate totaling 238,806 shares. Each annual award is conditioned on Mr. Donegan remaining an officer, director or consultant of the Company.

(2) Mr. Dowsett was employed as our Chief Operating Officer and Vice President on June 1, 2002.

(3) Mr. Simpson resigned as Chief Strategy Officer and Executive Vice President on March 13, 2003, but remains an employee of the Company. See "Employment Agreements" below.

(4) Represents 200,000 shares of common stock granted to Mr. Simpson on November 1, 2000, one-third of which vested on July 9, 2001, and one-third of which vested on July 9, 2002. The remaining shares will vest on July 9, 2003. At December 31, 2002, Mr. Simpson held 30,382 shares of restricted stock.

Stock Options

         The following table sets forth certain information concerning grants of stock options made during 2002 to the persons named in the Summary Compensation Table.

                                      Option Grants in Last Fiscal Year

                                Number Of       Percent Of
                               Securities     Total Options
                               Underlying       Granted To      Exercise
                                Options        Employees In      Price     Expiration    Grant Date Present
      Name                      Granted         Fiscal Year      ($/Sh)       Date          Value ($)(1)
      ----                     ----------      ------------     --------   ----------    ------------------
James M. Donegan               100,000(2)          12%            3.25      10/10/09          291,000
                               100,000(3)          12%            3.25      10/10/12          291,000

David R. Dowsett               187,500(4)          23%           11.70       5/15/12        1,966,875
                               112,500(5)          14%            6.51       7/26/12          678,375

Lawrence D. Ellis               22,000(2)           3%            3.25      10/10/09           64,020
                                67,000(3)           8%            3.25      10/10/12          194,970

Joseph N. Bongiovanni, III      22,000(2)           3%            3.25      10/10/09           64,020
                                45,000(3)           5%            3.25      10/10/12          130,950

Michael W. Simpson                  -               -              -            -               -

--------------
(1) These amounts represent the estimated fair value of stock options, measured at the date of grant using the Black-Scholes option pricing model. There are four underlying assumptions in developing the grant valuations. For grants issued to Messrs. Donegan, Ellis and Bongiovanni, the expected volatility is 99.39%, the expected term of exercise is seven to ten years, the risk free interest rate is 2.00% and the dividend yield is 0.00%. For grants issued to Messr. Dowsett, the expected volatility is 98.15% for the grant of 187,500 shares and 109.22% for the grant of 112,500 shares, the expected term of exercise is ten years, the risk free interest rate is 3.00% and the dividend yield is 0.00%.

(2)   The options were granted on October 10, 2002 and vested immediately.

(3) The options were granted on October 10, 2002 and vest on October 10, 2007. Vesting may be accelerated as to one-third, two-thirds and all underlying shares if the market price of our common stock reaches specified milestones.

(4) The options were granted on May 15, 2002. Of the shares underlying the options, 50,000 shares vested on October 15, 2002, 25,000 shares vested on May 15, 2003 and 37,500 shares will vest on each of May 15, 2004, 2005 and 2006.

(5) The options were granted on July 26, 2002 and will vest on July 26, 2009. Vesting may be accelerated as to one-third, two-thirds and all underlying shares if our earnings per share reaches specified milestones.

Option Exercises and Fiscal Year-End Values

         The following table summarizes option exercises during 2002 and the value of vested and unvested options for the persons named in the Summary Compensation Table at December 31, 2002. Year-end values are based upon a price of $8.00 per share, which was the closing market price of a share of our common stock on December 31, 2002. Value realized on exercised options is based upon the closing market price of our common stock on the date of exercise.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                             Number Of Securities       Value Of Unexercised
                                                       Underlying Unexercised Options   In-The-Money Options
                                                             At Fiscal Year-End          At Fiscal Year-End
                                                             ------------------          ------------------
                                Shares
                               Acquired       Value
            Name              On Exercise   Realized     Exercisable   Unexercisable   Exercisable   Unexercisable
            ----              -----------   ---------    -----------   -------------   -----------   -------------
James M. Donegan                  ---          ---         288,300         187,700      $ 480,252     $  476,388

David R. Dowsett                  ---          ---          50,000         250,000      $       0     $  167,625

Lawrence D. Ellis                 ---          ---          75,200         121,000      $ 175,992     $  344,077

Joseph N. Bongiovanni, III       2,000     $38,300         243,500         108,500      $ 583,312     $  239,555

Michael W. Simpson                ---          ---          58,000          50,000      $       0     $        0

Compensation of Directors

         Non-employee directors receive $500 per board of directors meeting attended and annually receive options to purchase 10,000 shares of our common stock, with an exercise price equal to the closing market price on the date of grant, as compensation for services on our board of directors. Non-employee directors also receive $500 for each in-person committee meeting attended and $500 for every three telephonic Committee meetings attended. No other directors receive cash or other compensation for services on our board of directors or any board committee. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as board members.

Employment Agreements

         Effective October 10, 2002, we entered into a three-year employment agreement with James M. Donegan our Chairman of the Board, Chief Executive Officer and President. The agreement provides for a base salary of $354,000. Mr. Donegan was also awarded a stock option for 200,000 shares of our common stock under the agreement at an exercise price of $3.25 per share. Of the shares underlying the option, 100,000 shares vested immediately and the remaining balance will vest October 10, 2007. Vesting may be accelerated as to one-third, two-thirds and all underlying shares if the market price of our common stock reaches specified milestones.

         In June 2002, our Compensation Committee, after consultation with outside professional compensation consultants, determined that Mr. Donegan had been under-compensated since our inception and authorized an award of approximately 59,700 shares of common stock per year for the following four years as compensation for past service, or an aggregate of 238,806 shares. Each annual award is conditioned on Mr. Donegan remaining an officer, director or consultant of Med-Design.

         On June 1, 2002, we entered into a four-year employment agreement with David Dowsett, our Executive Vice President and Chief Operating Officer, which agreement was effective as of May 15, 2002. The agreement provides for a base salary of $210,000, a stock option award covering 300,000 shares and an automobile allowance of $800 per month to cover expenses related to the vehicle. The stock option was issued in two traunches, 187,500 shares on May 15, 2002 at an exercise price of $11.70 per share and 112,500 shares issued on July 26, 2002 at an exercise price of $6.51 per share. Of the shares underlying the May 15, 2002 grant representing 187,500 shares, 50,000 shares vested on October 15, 2002, 25,000 shares vested on May 15, 2003 and 37,500 shares will vest on each of May 15, 2004, 2005 and 2006. Of the shares underlying the July 26, 2002 grant representing 112,500 shares, all will vest on July 26, 2009. Vesting may be accelerated as to one-third, two-thirds and all underlying shares if our earnings per share reaches specified milestones.

         On October 10, 2002, we entered into a three-year employment agreement with Lawrence D. Ellis our Vice President and Chief Financial Officer. The agreement provides for a base salary of $168,000, the grant of a stock option to purchase 89,000 shares of common stock and an automobile allowance of $850 per month to cover all the expenses related to the vehicle. The stock option has an exercise price of $3.25 per share. Of the shares underlying the option, 22,000 shares vested immediately and the remaining shares will vest October 10, 2007. Vesting may be accelerated as to one-third, two-thirds and all underlying shares if the market price of our common stock reaches specified milestones.

         On October 10, 2002 we entered into a three-year employment agreement with Joseph N. Bongiovanni our Vice President and Corporate Secretary. The agreement provides for a base salary of $160,000, the grant of a stock option for 67,000 shares of common stock and an automobile allowance of $850 per month to cover all expenses related to the vehicle. The stock has an exercise price of $3.25 per share. Of the shares underlying the option, 22,000 shares vested immediately and the remaining shares will vest October 10, 2007. Vesting may be accelerated as to one-third, two-thirds and all underlying shares if the market price of our common stock reaches specified milestones.

         On April 25, 2003, we entered into an employment agreement with Michael
W. Simpson who resigned as director and officer of Med-Design (but not as an employee) as of March 13, 2003. Mr. Simpson remains an employee of Med-Design involved in marketing and product management. The term of the agreement is from March 20, 2003 through July 15, 2003. Under the agreement, Mr. Simpson will receive total compensation of $45,538 for the period of the agreement. The agreement was amended on June 10, 2003 to increase the compensation by $14,231 to a total of $59,769. In addition, the agreement provides for a severance payment of $46,250 if the agreement is not extended on July 15, 2003.

Compensation Committee Interlocks and Insider Participation

         Gilbert M. White served on our Compensation Committee during 2002. Mr. White served as our Executive Vice President from June 1995 to January 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth as of April 10, 2003 (unless otherwise indicated) certain information with respect to the beneficial ownership of our common stock (i) by each person known to us to own beneficially five percent or more of our outstanding common stock (the only voting class outstanding), (ii) by each director, (iii) by each of the officers named in the Summary Compensation Table included in this report and (iv) by all executive officers and directors as a group.

                                                                         Number of Shares            Percent of Class
                Name and Address                                       Beneficially Owned (1)        Beneficially Owned
                ----------------                                       ----------------------        ------------------
James M. Donegan.........................................                  1,103,906(2)                   8.51%

David R. Dowsett.........................................                     54,100(3)                    *

Lawrence D. Ellis........................................                     85,200(4)                    *

Joseph N. Bongiovanni, III...............................                    243,500(5)                   1.89%

Michael W. Simpson.......................................                    155,048(6)                   1.22%

Ralph Balzano............................................                     31,333(7)                    *

John Branton.............................................                     36,641(8)                    *

Paul D. Castignani.......................................                     11,486(9)                    *

D. Walter Cohen..........................................                    18,544(10)                    *

Vincent J. Papa..........................................                    80,000(11)                    *

James Schleif............................................                    29,841(12)                    *

Pasquale L. Vallone......................................                   197,506(13)                   1.56%

Gilbert M. White.........................................                   180,234(14)                   1.42%

State of Wisconsin Investment Board......................                 2,182,000(15)                  17.29%

SAFECO Corporation.......................................                 1,802,600(16)                  14.28%

AIM Management Group Inc.................................                   954,700(17)                   7.56%

RS Investment Management Co. LLC.........................                   713,900(18)                   5.66%

All current Directors and Officers as a Group (12 persons)                2,072,291(19)                  15.25%

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

(3)   Includes options to purchase 50,000 shares of common stock.

(4) Includes options to purchase 59,200 shares of common stock and warrants to purchase 16,000 shares of common stock.

(5) Includes options to purchase 168,500 shares of common stock and warrants to purchase 75,000 shares of common stock.

(6) Includes 25,000 shares underlying an option, 66,666 shares underlying a stock grant and 33,000 shares underlying a warrant. Mr. Simpson resigned as an officer and director of Med-Design as of March 13, 2003, although he continues to be an employee.

(7)   Includes options to purchase 31,333 shares of common stock.

(8)   Includes options to purchase 27,841 shares of common stock.

(9)   Includes options to purchase 8,544 shares of common stock.

(10) Includes options to purchase 8,544 shares of common stock and warrants to purchase 9,000 shares of common stock.

(11)  Includes options to purchase 58,000 shares of common stock.

(12)  Includes options to purchase 27,841 shares of common stock.

(13)  Includes options to purchase 42,000 shares of common stock.

(14) Includes 1,400 shares of common stock held by Mr. White's spouse and options to purchase 26,000 shares of common stock.

(15) The information in this table is as of December 31, 2002. The principal business address of the State of Wisconsin Investment Board is 121 E. Wilson St., Madison, Wisconsin, 53707. The information in the table and this note is based on Amendment No. 1 to Schedule 13G filed with Securities and Exchange Commission on February 12, 2003 by the State of Wisconsin Investment Board.

(16) The information in this table is as of December 31, 2002 and includes 1,802,600 shares as to which SAFECO Corporation ("SAFECO"), a Washington corporation, has shared voting and investment power with: SAFECO Common Stock Trust ("Common Stock Trust") as to 1,172,500 shares; SAFECO Resource Series Trust ("Resource Series Trust") as to 630,100 shares; and SAFECO Asset Management Company ("Asset Management") as to 1,802,600 shares. The information in the table and this note is based on Amendment No. 1 to
      Schedule 13G filed by SAFECO, Common Stock Trust, Resource Series Trust and Asset Management on February 13, 2003. The principal business addresses of certain of these entities are: SAFECO, SAFECO Plaza, Seattle, Washington 98185; Common Stock Trust, 4854 154th Place NE, Redmond, Washington 98052; Asset Management, 601 Union Street, Suite 2500, Seattle, Washington 98101; Asset Management, a subsidiary of SAFECO, is a registered investment advisor and Common Stock Trust and Resource Series Trust are registered investment companies for which Asset Management serves as an investment advisor.

(17) The information in this table is as of December 31, 2002. The principal business address of AIM Management Group Inc. ("AIM") is 11 Greenway Plaza, Suite 100, Houston, Texas, 77046. The information in the table and this note is based on Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission on February 10, 2003 by AIM on behalf of itself and its wholly-owned subsidiaries, AIM Advisors, Inc. and AIM Capital Management Inc.

(18) The information in this table is as of December 31, 2002 and includes 713,900 shares as to which RS Investment Co. LLC, a Delaware limited liability company ("RS"), shares voting power with: RS Investment Management, L.P., a California limited partnership ("RS L.P."), as to 660,000 shares; RS Investment Management Inc., a Delaware corporation ("RS Inc."), as to 53,900 shares; G. Randall Hecht as to 713,900 shares; and RS Emerging Growth Funds, a series of Massachusetts business trusts ("RS Fund"), as to 352,500 shares. RS is the parent company of registered investment advisers whose clients have the right to receive or the power to direct the dividends from, or the proceeds from the sale of, the shares. RS L.P. is a registered investment adviser and the investment adviser to RS Fund, a registered investment company. RS Inc. is a registered investment adviser. RS is the general partner of RS L.P. and majority shareholder of RS Inc. Mr. Hecht is a control person of RS, RS L.P. and RS Inc. The information in the table and this note is derived from Amendment No. 1 to Schedule 13G ("RS Schedule 13G Amendment") filed by RS, RS L.P., RS Inc., RS Fund and Mr. Hecht on February 14, 2003. The electronic submission of the RS Schedule 13G Amendment indicates that RS's business address is 388 Market Street, Suite 200, San Francisco, California, 94111.

(19) Includes options and warrants to purchase 1,086,951 shares of common stock.

Equity Compensation Plan Information

                  The following table provides information as of December 31, 2002 with respect to compensation plans under which equity compensation is authorized, as well as individual compensatory arrangements.

====================================================================================================================
                                                                                              Number of securities
                                                                                               remaining available
                                                                            Weighted-average   for future issuance
                                                    Number of securities to exercise price of     under equity
                                                    be issued upon exercise    outstanding     compensation plans
                                                         of outstanding     options, warrants      (excluding
                                                           options,            and rights     securities reflected
                   Plan category                      warrants and rights          (b)           in column (a))
                                                              (a)                                      (c)
====================================================================================================================
Equity compensation plans approved by security           2,611,619(1)(2)(3)            $ 8.33               325,017
holders
====================================================================================================================
Equity compensation plans not approved by security                       --                --                    --
holders
====================================================================================================================
Total                                                             2,611,619            $ 8.33               325,017
====================================================================================================================

(1) Includes 119,404 shares of restricted stock granted to Mr. Donegan pursuant to his employment agreement. See "Employment Agreements" above.

(2) Includes 66,666 shares of restricted common stock granted to Mr. Simpson pursuant to his employment agreement, which vested one-third after the common stock traded over $22.00 per share for thirty consecutive trading days, vested an additional one-third on July 15, 2002 and will be fully vested on July 15, 2003.

(3) Includes warrants to issue 600,000 shares of common stock to employees and consultants of Med-Design.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Joseph N. Bongiovanni, III, the senior partner of the law firm of Bongiovanni & Berger, is a director, Vice President and Secretary of Med-Design. During the fiscal years ended December 31, 2002 and 2001, Bongiovanni & Berger received $26,610 and $44,265, respectively, for legal services billed to Med-Design and for use of office space and other office related expenses.

         On March 15, 2002, the Company issued a warrant to purchase 18,000 shares of Med-Design common stock to D. Walter Cohen for consulting services provided by Dr. Cohen. Dr. Cohen is a current director of Med-Design. The warrant vests as to 6,000 shares on each of March 15, 2003, 2004 and 2005.

         On April 14, 2002, we loaned $275,000 to James M. Donegan, our Chairman of the Board, Chief Executive Officer and President, collateralized by 59,700 shares of Med-Design common stock owned by Mr. Donegan. The principal amount of the loan accrued annual interest at the prime lending rate. Pursuant to the terms of the loan, the $275,339 aggregate amount of principal and interest due on the loan was repaid by Mr. Donegan on April 30, 2002.

         On April 15, 2002, pursuant to a Note and Pledge Agreement, we loaned $250,000 to Michael W. Simpson, an employee of ours and our former Vice President and Chief Strategy Officer, which will be collateralized by 66,666 shares of Med-Design common stock to be issued to Mr. Simpson on August 6, 2003. The Note is repayable on the earlier of (i) April 15, 2004, (ii) the date on which Mr. Simpson ceases to be an employee, consultant or director of Med-Design, (iii) the date on which Med-Design provides notice to Mr. Simpson that the closing price of the common stock has been $30.00 or higher for 20 consecutive days as reported on the Nasdaq National Market, or (iv) the date on which Mr. Simpson sells or transfers the pledged securities. The Note accrues interest at 16% per year until the issuance of the pledged securities to Mr. Simpson, at which time the Note will accrue interest at the prime lending rate plus 1%.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  THE MED-DESIGN CORPORATION
Dated: June 25, 2003

                                                  By: JOSEPH N. BONGIOVANNI, III
                                                  ------------------------------
                                                  Joseph N. Bongiovanni, III
                                                  Vice President and Secretary

                                  CERTIFICATION

I, James M. Donegan, certify that:

         1. I have reviewed this amendment and Amendment No. 1 to the annual report on Form 10-K of The Med-Design Corporation; and

         2. Based on my knowledge, neither this amendment nor Amendment No. 1, as amended by this amendment, contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment and Amendment No. 1 to the annual report.

Date: June 25, 2003

JAMES M. DONEGAN
----------------------------
James M. Donegan
Chief Executive Officer

                                  CERTIFICATION

I, Lawrence D. Ellis, certify that:

         1. I have reviewed this amendment and Amendment No. 1 to the annual report on Form 10-K of The Med-Design Corporation; and

         2. Based on my knowledge, neither this amendment nor Amendment No. 1, as amended by this amendment, contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment and Amendment No. 1 to the annual report.

Date: June 25, 2003

LAWRENCE D. ELLIS
-------------------------------
Lawrence D. Ellis
Chief Financial Officer