Form 10-Q
period 2003-06-30
MED-DESIGN CORP
filed 2003-08-14
CIK 943736

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended June 30, 2003

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                     For the transition period from __ to __

                         Commission file number 0-25852

                           THE MED-DESIGN CORPORATION
           ----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                23-2771475
   -------------------------------               ---------------------
   (State or other Jurisdiction of                   (IRS Employer
    Incorporation or Organization)                Identification No.)

                    2810 Bunsen Avenue, Ventura, CA       93003
           ----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

                                 Yes [X] No [ ]

On August 12, 2003, 16,304,924 shares of the registrant's common stock, $.01 par value, were outstanding.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                                Page Number
                                       PART I - FINANCIAL INFORMATION

Item 1-    Financial Statements

               Consolidated Balance Sheets as of June 30, 2003 (unaudited) and as of
               December 31, 2002 ...............................................................          3

               Consolidated Statements of Operations (unaudited) for the
               three months and six months ended June 30, 2003 and 2002.........................          4

               Consolidated Statements of Comprehensive Loss (unaudited) for the three
               months and six months ended June 30, 2003 and 2002...............................          5

               Consolidated Statements of Cash Flows (unaudited) for the six months
               ended June 30, 2003 and 2002.....................................................          6

               Notes to Consolidated Financial Statements (unaudited)...........................       7-11

Item 2-    Management's Discussion and Analysis of Financial Condition and Results
           of Operations........................................................................         12

Item 3-    Quantitative and Qualitative Disclosures about Market Risk...........................         14

Item 4-    Controls and Procedures..............................................................         14

                                        PART II - OTHER INFORMATION

Item 6-    Exhibits and Reports on Form 8-K ....................................................         15

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,
                                                                                   2003         December 31,
                                                                               (Unaudited)          2002
                                                                              -------------    -------------
ASSETS
Current assets:
     Cash and cash equivalents                                                $     651,253    $   1,917,130
     Available-for-sale securities                                               10,412,600       12,248,170
     Trade receivables                                                               41,690               --
     Prepaid expenses and other current assets                                      826,778          564,177
                                                                              -------------    -------------

          Total current assets                                                   11,932,321       14,729,477

     Notes receivable - related party                                               269,835          250,000
     Property, plant, and equipment, net of accumulated depreciation of $1,231,158 and $1,158,603 at June 30, 2003 and
      December 31, 2002, respectively                                               289,076          345,130
     Patents, net of accumulated amortization of $749,121 and $659,144 at
      June 30, 2003 and December 31, 2002, respectively                           1,656,707        1,664,617
                                                                              -------------    -------------

     Total assets                                                             $  14,147,939    $  16,989,224
                                                                              =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of capital lease obligations                          $       2,728    $       2,574
     Accounts payable                                                               141,810          290,775
     Accrued compensation and benefits                                              113,157          467,086
     Other accrued expenses                                                         159,820          189,447
                                                                              -------------    -------------
          Total current liabilities                                                 417,515          949,882

     Capital lease obligations, less current maturities                                 102            1,506
                                                                              -------------    -------------

          Total liabilities                                                         417,617          951,388
                                                                              -------------    -------------
Commitments and Contingencies

Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
      No shares outstanding at June 30, 2003 and December 31, 2002                       --               --
     Common stock, $.01 par value, 30,000,000 shares authorized;
      12,706,080 and 12,519,798 shares issued and outstanding as of
      June 30, 2003 and December 31, 2002, respectively                             127,061          125,198
     Additional paid-in capital                                                  54,312,014       53,083,149
     Accumulated deficit                                                        (40,579,947)     (37,233,242)
     Accumulated other comprehensive (loss) income                                 (128,806)          62,731
                                                                              -------------    -------------

Total stockholders' equity                                                       13,730,322       16,037,836
                                                                              -------------    -------------

Total liabilities and stockholders' equity                                    $  14,147,939    $  16,989,224
                                                                              =============    =============

   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                 Six Months Ended
                                                           June 30,                          June 30,
                                                ------------------------------    ------------------------------
                                                     2003             2002             2003             2002
                                                -------------    -------------    -------------    -------------
Revenue                                         $      42,145    $       7,019    $      81,236    $      13,714

Costs and expenses:
  Product                                              23,755               --           23,755               --
  General and administrative                        1,430,458        1,928,218        2,964,225        3,290,481
  Research and development                            350,428          416,553          764,787          763,031
                                                -------------    -------------    -------------    -------------

  Total operating expenses                          1,804,641        2,344,771        3,752,767        4,053,512

  Loss from operations                             (1,762,496)      (2,337,752)      (3,671,531)      (4,039,798)

  Interest expense                                        (94)            (298)            (207)            (668)
  Investment income                                   172,154           63,101          325,033           88,757
                                                -------------    -------------    -------------    -------------

Net loss                                        $  (1,590,436)   $  (2,274,949)   $  (3,346,705)   $  (3,951,709)
                                                =============    =============    =============    =============
BASIC AND DILUTED LOSS PER COMMON SHARE:

  Net loss                                      $       (0.13)   $       (0.18)   $       (0.26)   $       (0.34)

Weighted average common shares outstanding         12,697,718       12,355,593       12,657,084       11,739,696

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)

                                                      Three Months Ended                 Six Months Ended
                                                           June 30,                          June 30,
                                                ------------------------------    ------------------------------
                                                     2003             2002             2003             2002
                                                -------------    -------------    -------------    -------------
Net loss                                        $  (1,590,436)   $  (2,274,949)   $  (3,346,705)   $  (3,951,709)

Other comprehensive loss:

Unrealized holding gains (losses)
 on securities                                        231,629         (333,003)        (191,537)        (594,371)
                                                -------------    -------------    -------------    -------------

Comprehensive loss                              $  (1,358,807)   $  (2,607,952)   $  (3,538,242)   $  (4,546,080)
                                                =============    =============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                              2003              2002
                                                                         --------------    --------------
Cash flows from operating activities:
Net loss                                                                 $   (3,346,705)   $   (3,951,709)
Adjustments to reconcile net loss to net cash used in
 operating activities:
     Depreciation and amortization                                              191,104           266,776
     Gain on sale of available-for-sale securities                              (25,954)               --
     Stock-based compensation                                                   910,369           861,256
     Changes in operating assets and liabilities:
        Trade receivables                                                       (41,690)               --
        Prepaid expenses and other current assets                              (262,601)         (527,563)
        Note receivable-related party                                           (19,836)               --
        Accounts payable                                                       (148,965)          103,707
        Accrued expenses                                                       (383,556)          (11,829)
                                                                         --------------    --------------

     Net cash used in operating activities                                   (3,127,834)       (3,232,362)
                                                                         --------------    --------------
Cash flows from investing activities:
  Purchases of property and equipment                                           (45,073)         (200,379)
  Additions to patents                                                          (82,067)          (89,382)
  Investment in available-for-sale securities                                (4,476,900)      (14,023,626)
  Sale of available-for-sale securities                                       6,146,888         3,099,366
                                                                         --------------    --------------

     Net cash provided by (used in) investing activities                      1,542,848       (11,214,021)
                                                                         --------------    --------------
Cash flows from financing activities:
  Capital lease payments                                                         (1,250)           (6,710)
  Warrants and stock options exercised                                          320,359           240,124
  Proceeds from private placement-net of issuance costs paid                         --        14,192,440
                                                                         --------------    --------------

     Net cash provided by financing activities                                  319,109        14,425,854
                                                                         --------------    --------------

Decrease in cash                                                             (1,265,877)          (20,529)
Cash and cash equivalents, beginning of period                                1,917,130           397,765
                                                                         --------------    --------------
Cash and cash equivalents, end of period                                 $      651,253    $      377,236
                                                                         ==============    ==============

Noncash investing and financing activities:
  Change in unrealized gain (loss) on available-for-sale securities      $      191,537    $      594,371
                                                                         ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context indicates, the "Company" or "Med-Design") and its wholly-owned subsidiaries, MDC Investment Holdings, Inc. and MDC Research Ltd. All significant intercompany transactions and accounts are eliminated. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2002 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of June 30, 2003 the results of the Company's operations for the three and six month periods ended June 30, 2003 and cash flows for the six month period ended June 30, 2003. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The financial statements included herein have been prepared in accordance with generally accepted accounting principles accepted in the United States for interim financial information and the applicable requirements of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles accepted in the United States for complete financial statements. The consolidated balance sheet at June 30, 2003 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles accepted in the United States. These consolidated financial statements should be read in conjunction with the Company's audited financial statements, which were included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

    NEW ACCOUNTING STANDARDS

         In July 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150. This Statement establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires the classification of a financial instrument that is within its scope as a liability. This Statement is effective for instruments entered into or modified after May 31, 2003. The adoption of this pronouncement will not impact our financial position or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51" ("FIN 46"). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. We do not have any ownership in variable interest entities; therefore FIN 46 does not affect our financial statement presentation.

    PRODUCT COST

         Product Cost includes direct expenditures for material, packaging, sterilization and freight. We also allocate some of our overhead (labor, use of facilities and depreciation) to Product Cost.

    STOCK-BASED COMPENSATION

         The Company applies the intrinsic value method of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and the Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44) in accounting for our stock plans. The Company has adopted the disclosure-only provisions of SFAS No. 123 Accounting for Stock-Based Compensation.

         The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123:

                                                                       Three Months Ended                 Six Months Ended
                                                                            June 30,                          June 30,
                                                                      2003             2002             2003             2002
                                                                 -------------    -------------    -------------    -------------
            Net loss - as reported                               $  (1,590,436)   $  (2,274,949)   $  (3,346,705)   $  (3,951,709)
            Add: stock-based employee compensation
                 expense included in reported net loss                 443,547          441,095          910,369          861,256
            Deduct: total stock-based employee
                 compensation expense determined under
                 fair-value based method for all awards             (1,039,843)      (1,017,063)      (1,978,165)      (2,120,819)
                                                                 -------------    -------------    -------------    -------------

            Net loss - pro forma                                 $  (2,186,732)   $  (2,850,917)   $  (4,414,501)   $  (5,211,272)
                                                                 -------------    -------------    -------------    -------------
            Net loss per share:

            Basic & diluted loss per share - as reported         $       (0.13)   $       (0.18)   $       (0.26)   $       (0.34)
            Basic & diluted loss per share - pro forma           $       (0.17)   $       (0.23)   $       (0.35)   $       (0.44)

         In August 2000 and March and November 2002, the Company entered into several equity arrangements with officers and consultants of the Company involving grants of stock options and warrants to purchase common stock. The Company recorded compensation expense in the amount of $443,547 and $441,095 in connection with these transactions in the second quarter and $910,369 and $861,256 for the six months ended June 30, 2003 and 2002, respectively, to reflect partial vesting of the grants.

2.  STOCKHOLDERS EQUITY

         On March 25, 2002, Med-Design completed a private equity placement of its common stock. Med-Design sold 1,326,260 shares of its common stock for $15,000,000. The net proceeds to the Company after the payment of offering expenses were approximately $14,200,000.

         In connection with the private equity placement, Med-Design granted to the placement agent, for nominal consideration, a five-year warrant to purchase 40,000 shares of Med-Design common stock at an exercise price of $14.1375 per share. The warrant vested upon issuance.

         On March 15, 2002, Med-Design issued two warrants to purchase 18,000 shares of its common stock each at an exercise price of $12.50 per share to two consultants. The warrants vest on March 15, 2005 and expire on December 27, 2007. Compensation expense of $25,122 and $25,121 was recorded in the second quarter and $50,242 and $29,308 was recorded during the six month period ended June 30, 2003 and 2002, respectively, based on the fair value of the warrants calculated using a Black-Scholes valuation model in accordance with SFAS No. 123.

         On October 25, 2002 the Company issued a stock option to a consultant for services to be rendered through October 10, 2003. Compensation expense of $2,453, and $28,179 was recorded during the three and six month periods ended June 30, 2003 based on the fair value of the warrant calculated using a Black-Scholes valuation model in accordance with SFAS No. 123.

         Warrants to purchase 100,000 shares of common stock at $2.58 per share were exercised during the six-month period ended June 30, 2003.

3.  UNREALIZED HOLDING LOSSES ON SECURITIES

         On September 7, 2001, the Company entered into an Addendum to the Development and Licensing Agreement with Medamicus. Under the terms of the Addendum, Med-Design received an initial payment of $2,000,000, $1,000,000 of which was paid in the form of 68,027 shares of Medamicus common stock and $1,000,000 which was paid in cash on October 15, 2001. The Company continues to hold the majority of the common stock received from Medamicus in addition to shares subsequently purchased by Med-Design, which common stock has declined significantly in market value. The Medamicus stock held by the Company accounts for $208,585 in unrealized losses at June 30, 2003.

4.  BASIC AND DILUTED LOSS PER SHARE:

         Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Options and warrants to purchase 2,538,417 shares of common stock as of June 30, 2003 and 2,121,673 shares of common stock as of June 30, 2002 were not included in computing diluted earnings per share as the effect was antidilutive.

5.  COMMITMENTS AND CONTINGENCIES

         In August 2000, the Company's stockholders approved an employment contract for the Company's Chairman and CEO, which provided for the issuance of an aggregate of 238,806 shares over four years beginning April 1, 2000, provided he remains an officer, director or consultant of the Company. The fair value of Med-Design common stock at the date of stockholder approval of this issuance of common shares was $12.63 per share.

         In November 1999, the Company approved the issuance, subject to stockholder approval, which was received in August 2000, of 200,000 shares of common stock to the then Chief Operating Officer. The common stock vested on July 6, 2001, upon Med-Design's common stock having maintained a market price of $22.00 or higher for thirty (30) consecutive days, at which time this agreement was revised to provide that a third of the stock would be issued on August 6, 2001 and the remaining shares will vest in two equal tranches on August 6, 2002 and August 6, 2003.

         In August 2000, Med-Design's stockholders approved the issuance of a warrant to purchase 50,000 shares of common stock at an exercise price of $6.26 per share and the issuance of 125,000 shares of common stock to John F. Kelley, at the time a director of the Company, in connection with the performance of consulting services. The compensation arrangement was approved, subject to the conclusion of negotiations of Mr. Kelley's contract. Negotiations have not yet concluded, and the Company continues to discuss contract terms with Mr. Kelley.

6.  RELATED PARTY TRANSACTIONS

         For the six months ended June 30, 2003 and 2002, the Company paid $13,459 and $14,258, respectively, for legal services to a firm, of which a partner is a director, officer and stockholder of Med-Design.

         On March 15, 2002, Med-Design issued two warrants to purchase 18,000 shares of its common stock each at an exercise price of $12.50 per share to two consultants. The warrants vest on March 15, 2005 and expire on December 27, 2007. Compensation expense of $25,122 and $25,121 was recorded in the three months ended and $50,242 and $29,308 was recorded during the six months ended June 30, 2003 and 2002, respectively, based on the fair value of the warrant calculated using a Black-Scholes valuation model in accordance with SFAS No. 123.

         On October 25, 2002 the Company issued a stock option to a consultant for services to be rendered through October 10, 2003. Compensation expense of $28,179 was recorded during the six months ended June 30, 2003 based on the fair value of the warrant calculated using a Black-Scholes valuation model in accordance with SFAS No. 123.

         On April 15, 2002, pursuant to a Note and Pledge Agreement, the Company loaned $250,000 to Michael W. Simpson, who at the time was the Company's Chief Operating Officer, which Note is collateralized by 66,666 shares of the Company's common stock to be issued to Mr. Simpson on August 6, 2003. The loan was made to enable Mr. Simpson to pay his 2001 federal income taxes. The Note is repayable on the earlier of (i) April 15, 2004, (ii) the date on which Mr. Simpson ceases to be an employee, consultant or director of the Company, (iii) the date on which the Company provides notice to Mr. Simpson that the closing price of the common stock has been $30.00 or higher for 20 consecutive trading days as reported on the Nasdaq National Market or (iv) the date on which Mr. Simpson sells or transfers the pledged securities. The Note accrues interest at 16% per year until the issuance of the pledged securities to Mr. Simpson, at which time the Note will accrue interest at the prime lending rate plus 1%. Amounts due under the Note as of June 30, 2003, an aggregate of $269,836, of which $250,000 is principal and $19,836 is accumulated interest, are included in the line item "Notes receivable - related party" on the consolidated balance sheets.

         On April 25, 2003, the Company entered into an employment agreement with Mr. Simpson, who resigned as director and officer of the Company as of March 13, 2003. The term of the agreement is from March 20, 2003 through July 15, 2003. Under the agreement, Mr. Simpson was to receive total compensation of $45,538 for the period of the agreement. Total compensation was increased on June 10, 2003 by $14,230 for a total of $60,480. In addition, the agreement provides for severance of $46,250, if the agreement was not extended on July 15, 2003. The agreement acknowledges Mr. Simpson's debt to the Company and provides that the debt will be repaid when Mr. Simpson receives the final tranche of the stock grant described above.

         On July 14, 2003, the Company extended the agreement with Mr. Simpson to August 15, 2003.

7.  WARRANTS OUTSTANDING

         As of June 30, 2003 and 2002, warrants to purchase a total of 500,000 and 700,000 shares of Med-Design's common stock, respectively, were outstanding with various vesting and expiration periods.

         On January 14, 1998, Med-Design issued a warrant to purchase 100,000 shares of common stock at an exercise price of $2.88 per share to a director of the Company who was engaged to perform consulting services. The warrant was exercisable upon issuance and was exercised on January 14, 2003.

8.  SUBSEQUENT EVENTS

         On August 1, 2003, the Company completed a private equity placement of our common stock in which the Company sold an aggregate of 3,598,844 shares at a price per share of $4.64. In addition, we sold to each purchaser in the private placement warrants to purchase an aggregate of 1,199,608 shares of our common stock at a price per share of $0.125. The exercise price of the warrant is 130% of the purchase price of the common stock, or $.6.03 per share. The net proceeds to us after giving effect to issuance cost were approximately $16,000,000.

         The Company intends to use the net proceeds from the private placement to enhance its manufacturing capabilities by either funding the acquisition of a manufacturing company or by fulfilling its payment obligations under manufacturing agreements that it may enter into in the future. The Company is currently in the process of identifying 8. Subsequent Events, continued potential acquisition candidates but can give no assurance that it will, in fact, acquire a candidate or any other entity. The balance of the proceeds, if any, will be used to fund research and development, to pay commitments under the Company's outstanding contract manufacturing arrangements and for working capital and other general corporate purposes. The allocation of the proceeds to each of the uses described above will depend greatly on whether the Company identifies potential acquisition targets and whether the Company is successful in acquiring such targets.

         The Company may redeem the warrants at a price of $.001 per share in the event that the closing price per share on the Nasdaq National Market for any 20 trading days within a 30-day trading period is equal to or greater than 300% of the purchase price. The Company provided the placement agent a five-year warrant to purchase 233,920 shares of our common stock at an exercise price of $6.03 per share.

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

RECENT DEVELOPMENTS

         In June 2003, Med-Design launched its first gross margin product, the 1Shot Safety Dental Syringe. The 1Shot Safety Dental Syringe is a one-handed, single use, disposable safety syringe injector used for the delivery of dental anesthetics. It employs a unique retracting design inherent in all Med-Design safety products.

RESULTS OF OPERATIONS

Results of Operations for the Three-Month Periods Ended June 30, 2003 and 2002

         Revenue for the three months ended June 30, 2003 was $42,145, an increase of $35,126 as compared to revenue of $7,019 for the corresponding period in 2002. Revenue for the three months ended June 30, 2003 reflected the sales of the 1Shot Safety Dental Syringe to the product's distributor as well as royalty payments under our licensing agreements. The majority of revenue for the three months ended June 30, 2002 reflected royalty payments from Medamicus under our agreement with Medamicus. Revenue for sales of the 1Shot Safety Dental Syringe was $22,408 for the three months ended June 30, 2003. We did not have revenue from product sales for the corresponding period in 2002.

         Product costs which consist of direct and indirect costs related to the sale of the 1Shot Safety Dental Syringe were $23,755 for the three months ended June 30, 2003. Product costs for the current quarter reflect low volume production and are substantially higher on a per unit basis than we anticipate will be the case when the product is in full automated production. There were no costs related to product sales for the corresponding period in 2002.

         General and administrative expenses were $1,430,458, a decrease of $497,760 as compared to general and administrative expenses of $1,928,218 for the corresponding period in 2002. The decrease in general and administrative expenses was primarily due to a reduction of expenditures for employee compensation, legal and professional costs.

         Research and development expenses for the three months ended June 30, 2003 were $350,428, a decrease of $66,125 as compared to research and development expenses of $416,553 in 2002. The decrease in research and development expenses was due primarily to reduction in expenditures for personnel.

Results of Operations for the Six-Month Periods Ended June 30, 2003 and 2002

         Revenue for the six months ended June 30, 2003 was $81,236, an increase of $67,522 as compared to revenue of $13,714 for the corresponding period in 2002. Revenue for the six months ended June 30, 2003 reflected the sales of the 1Shot Safety Dental Syringe to a distributor as well as royalty payments under our licensing agreements. The majority of revenue for the six months ended June 30, 2002 reflected royalty payments from Medamicus under our agreement with Medamicus.

         General and administrative expenses were $2,964,226, a decrease of $326,255 as compared to general and administrative expenses of $3,290,481 for the corresponding period in 2002. The decrease in general and administrative expenses was primarily due a reduction of expenditures for employee compensation, contract services, legal and professional costs.

         Research and development expenses for the six months ended June 30, 2003 were $764,786, an increase of $1,755 as compared to research and development expenses of $763,031 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, cash, cash equivalents and available-for-sale securities totaled $11,063,853 as compared to $14,165,300 at December 31, 2002, a decrease of $3,101,448 or approximately 21.9%. This decrease is primarily due to cash used in operations.

         For the six months ended June 30, 2003, our net cash used in operating activities was $3,127,834, principally reflecting our net loss of $3,346,705. Our cash position was also adversely affected by a $383,556 decrease in accrued expenses relating to the operations of the business as described in the results of operations. Net cash provided by investing activities was primarily due to the sale of available-for-sale securities for working capital purposes. Net cash provided by financing activities consisted primarily of the proceeds from the exercise of stock options and warrants.

         On August 1, 2003, we completed a private equity placement of our common stock in which we sold an aggregate of 3,598,844 shares at a price per share of $4.64. In addition, we sold to each purchaser in the private placement warrants to purchase an aggregate of 1,199,608 shares of our common stock at a price per share of $0.125. The exercise price of the warrant is 130% of the purchase price of the common stock, or $.6.03 per share. The net proceeds to us after giving effect to issuance cost were approximately $16,000,000.

         We intend to use the net proceeds from the private placement to enhance our manufacturing capabilities by either funding the acquisition of a manufacturing company or by fulfilling our payment obligations under manufacturing agreements that we may enter into in the future. We are currently in the process of identifying potential acquisition candidates but can give no assurance that we will, in fact, acquire a candidate or any other entity. The balance of the proceeds, if any, will be used to fund research and development, to pay commitments under our outstanding contract manufacturing arrangements and for working capital and other general corporate purposes. The allocation of the proceeds to each of the uses described above will depend greatly on whether we identify potential acquisition targets and whether we are successful in acquiring such targets.

         We may redeem the warrants at a price of $.001 per share in the event that the closing price per share on the Nasdaq National Market for any 20 trading days within a 30-day trading period is equal to or greater than 300% of the purchase price. We also provided the placement agent a five-year warrant to purchase 268,000 shares of our common stock at an exercise price of $6.03 per share.

         We have a revolving line of credit totaling $3,000,000. This facility can be used to fund working capital needs and finance capital equipment purchases. However, advances for capital equipment financing may not exceed $600,000. Borrowings are collateralized by substantially all of our assets. Any borrowings to meet working capital needs bear interest at LIBOR plus 2.25%, while borrowings to finance capital equipment purchases bear interest at the prime rate plus 2.5%. The facility expires on August 31, 2003 and we intend to seek renewal of the facility. There is no assurance that we will be successful in negotiating an extension of the line of credit on reasonable terms. There were no amounts outstanding under the line of credit at June 30, 2003.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There were no amounts outstanding under our revolving line of credit at June 30, 2003. If we were to borrow under our credit facility, borrowings to meet working capital needs would bear interest at LIBOR plus 2.25% and borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. As a result, any such borrowings would be subject to the fluctuations in the market which affect LIBOR or the prime rate, respectively.

         We invest a portion of excess cash in marketable securities in accordance with our investment guidelines as approved by our Board of Directors. These investments are in highly liquid, low risk securities where our risk of loss is at a minimum. Additionally, we have acquired shares of a publicly traded company for which we are at risk of loss based on downward fluctuations in the quoted market fair value of those shares. If the quoted fair value of this company's shares were to fall by 10% and 20%, we would incur an additional unrealized loss of $190,708 and $381,416, respectively. Such losses are ultimately recognized as expense in the period in which the stock is sold or in the current period if the decline in market value is deemed to be other-than-temporary. At June 30, 2003, the Company has an unrealized loss of $208,585 with respect to these shares.

ITEM 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)      Change in Internal Control over Financial Reporting

         No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         Exhibit No.       Description

         31.1 Certification of the Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934
         31.2 Certification of the Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934
         31.1 Certification of the Chief Executive Officer Required under Rule 13a-14(b) of the Securities Exchange Act of 1934
         31.2 Certification of the Chief Financial Officer Required under Rule 13a-14(b) of the Securities Exchange Act of 1934

         (b)      Reports on Form 8-K

         None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      The Med-Design Corporation


Date: August 14, 2003                 JAMES M. DONEGAN
                                      ------------------------------------------
                                      James M. Donegan
                                      Chief Executive Officer


                                      LAWRENCE D. ELLIS
                                      ------------------------------------------
                                      Lawrence D. Ellis
                                      Chief Financial Officer
                                      Principal Financial and Accounting Officer

                                                                    Exhibit 31.1

                           THE MED-DESIGN CORPORATION

CERTIFICATIONS

I, James M. Donegan, certify that:

         1. I have reviewed this interim report on Form 10-Q of The Med-Design Corporation;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 14, 2003               JAMES M. DONEGAN
                                    -----------------
                                    James M. Donegan, Chief Executive Officer

                                                                    Exhibit 31.2

                           THE MED-DESIGN CORPORATION

CERTIFICATIONS

I, Lawrence D. Ellis, certify that:

         1. I have reviewed this interim report on Form 10-Q of The Med-Design Corporation;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 14, 2003              LAWRENCE D. ELLIS
                                    --------------------------
                                    Lawrence D. Ellis, Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION
-------------------------------------------------------------------------
31.1 Certification of the Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2 Certification of the Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1 Certification of the Chief Executive Officer Required under Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2 Certification of the Chief Financial Officer Required under Rule 13a-14(b) of the Securities Exchange Act of 1934

                                                                    Exhibit 32.1

                           THE MED-DESIGN CORPORATION

                  CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER
          RELATING TO A PERIODIC REPORT CONTAINING FINANCIAL STATEMENTS

         I, James M. Donegan, Chief Executive Officer of The Med-Design Corporation, a Delaware corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the period ended June 30, 2003 (the "Form 10-Q") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                    *   *   *


JAMES M. DONEGAN
-----------------------
James M. Donegan
Chief Executive Officer

Date:  August 14, 2003

                                                                    Exhibit 32.2

                           THE MED-DESIGN CORPORATION

                  CERTIFICATION BY THE CHIEF FINANCIAL OFFICER
          RELATING TO A PERIODIC REPORT CONTAINING FINANCIAL STATEMENTS

         I, Lawrence D. Ellis, Chief Financial Officer of The Med-Design Corporation, a Delaware corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the period ended June 30, 2003 (the "Form 10-Q") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                    *   *   *


LAWRENCE D. ELLIS
-----------------------
Lawrence D. Ellis
Chief Financial Officer

Date:  August 14, 2003