Form 10-Q
period 2003-09-30
MED-DESIGN CORP
filed 2003-11-13
CIK 943736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2003

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

Registrant’s Telephone Number, Including Area Code (805) 339-0375

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No

On November 10, 2003, 16,572,390 shares of the registrant’s common stock, $.01 par value, were outstanding.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

Back to Contents

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2003 (Unaudited)	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$10,459,208	$1,917,130
Available-for-sale securities	15,916,321	12,248,170
Trade receivable	139,095	—
Prepaid expenses and other current assets	373,033	564,177

Total current assets	26,887,657	14,729,477

Note receivable – related party	275,774	250,000

Property, plant, and equipment, net of accumulated depreciation of $1,299,190 and $1,158,603 at September 30, 2003 and December 31, 2002, respectively	843,552	345,130
Patents, net of accumulated amortization of $795,296 and $659,144 at September 30, 2003 and December 31, 2002, respectively	1,694,236	1,664,617

Total assets	$29,701,219	$16,989,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of capital lease obligations	$2,177	$2,574
Accounts payable	534,830	290,775
Accrued compensation and benefits	83,548	467,086
Other accrued expenses	215,148	189,447

Total current liabilities	835,703	949,882

Capital lease obligations, less current maturities	—	1,506

Total liabilities	835,703	951,388

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 16,571,590 and 12,519,798 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	165,716	125,198
Additional paid-in capital	70,794,044	53,083,149
Accumulated deficit	(42,052,627)	(37,233,242)
Accumulated other comprehensive (loss) income	(41,617)	62,731

Total stockholders’ equity	28,865,516	16,037,836

Total liabilities and stockholders’ equity	$29,701,219	$16,989,224

     The accompanying notes are an integral part of these financial statements.

Back to Contents

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenue	$140,135	$9,089	$221,371	$22,803

Product costs	$58,041	$—	$81,796	$—
General and administrative	1,372,335	1,607,015	4,336,561	4,897,496
Research and development	420,294	347,560	1,185,080	1,110,591

Total operating expenses	1,850,670	1,954,575	5,603,437	6,008,087

Loss from operations	(1,710,535)	(1,945,486)	(5,382,066)	(5,985,284)
Interest expense	(159)	(233)	(366)	(901)
Investment income	238,014	71,974	563,047	160,731

Net loss	($1,472,680)	($1,873,745)	($4,819,385)	($5,825,454)

Basic and diluted loss per common share:

Net loss applicable to common shares	($0.10)	($0.15)	($0.36)	($0.49)

Weighted average common shares	15,191,002	12,448,990	13,511,005	11,978,725

Weighted average common shares – diluted	15,191,002	12,448,990	13,511,005	11,978,725

     The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net loss	($1,472,680)	($1,873,745)	($4,819,385)	($5,825,454)

Other comprehensive loss:

Unrealized holding gains (losses) on securities	87,189	(138,623)	(104,348)	(732,994)

Comprehensive loss	($1,385,491)	($2,012,368)	($4,923,733)	($6,558,448)

     The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net loss	($4,819,385)	($5,825,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	305,311	420,710
Gain on sale of available-for-sale securities	165,585	—
Stock-based compensation	1,233,887	1,302,350
Changes in operating assets and liabilities:
Trade receivable	(139,095)	—
Prepaid expenses and other current assets	191,144	(620,225)
Note receivable-related party	(25,774)	—
Accounts payable	244,055	(28,445)
Accrued expenses	(357,837)	(14,849)

Net cash used in operating activities	(3,202,109)	(4,765,913)

Cash flows from investing activities:
Purchases of property and equipment	(667,581)	(256,105)
Additions to patents	(165,771)	(133,110)
Investment in available-for-sale securities	(12,758,018)	(12,325,703)
Sale of available-for-sale securities	8,819,934	4,812,935

Net cash used in investing activities	(4,771,436)	(7,901,983)

Cash flows from financing activities:
Capital lease payments	(1,903)	(10,173)
Warrants and stock options exercised	594,407	240,124
Proceeds from private placement-net of issuance costs paid	15,923,119	14,192,440

Net cash provided by financing activities	16,515,623	14,422,391

Increase in cash	8,542,078	1,754,495
Cash and cash equivalents, beginning of period	1,917,130	397,765

Cash and cash equivalents, end of period	$10,459,208	$2,152,260

Noncash investing and financing activities:
Change in unrealized loss on available-for-sale securities	($ 104,348)	($ 732,994)
Private placement issue costs – warrants issued to placement agent	$1,055,844	$319,604

     The accompanying notes are an integral part of these financial statements.

Back to Contents

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Significant Accounting Policies

     Basis of Presentation

          The accompanying unaudited consolidated financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context indicates, the “Company” or “Med-Design”) and its wholly-owned subsidiaries, MDC Investment Holdings, Inc. and MDC Research Ltd. All significant intercompany transactions and accounts are eliminated. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2002 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of September 30, 2003, the results of the Company’s operations for the three and nine month periods ended September 30, 2003 and cash flows for the nine month period ended September 30, 2003. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The financial statements included herein have been prepared in accordance with generally accepted accounting principles accepted in the United States for interim financial information and the applicable requirements of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles accepted in the United States for complete financial statements. The consolidated balance sheet at December 31, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements, which were included as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     Product Cost

          Product Cost includes expenditures for material, packaging, sterilization and freight. We also allocate certain overhead costs, including labor, use of facilities and depreciation, to Product Cost.

     Stock-Based Compensation

          The Company applies the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (FIN 44) in accounting for our stock plans. The Company has adopted the disclosure-only provisions of Statements of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”

Back to Contents

          The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss – as reported	($1,472,680)	($1,873,745)	($4,819,385)	($5,825,454)
Add: stock-based employee compensation expense included in reported net loss	323,518	441,094	1,233,887	1,302,350
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards	(1,255,538)	(1,105,099)	(3,233,703)	(3,297,022)

Net loss – pro forma	($2,404,700)	($2,537,750)	($6,819,201)	($7,820,126)

Net loss per share:

Basic & diluted loss per share – as reported	($0.10)	($0.15)	($0.36)	($0.49)
Basic & diluted loss per share – pro forma	($0.16)	($0.20)	($0.50)	($0.65)

          In August 2000, March and November 2002 and September 2003, the Company entered into several equity arrangements with officers and consultants of the Company involving grants of stock options and warrants to purchase common stock. In connection with these transactions, the Company recorded compensation expense in the amount of $323,518 and $441,094 for the three months ended September 30, 2003 and 2002, respectively, and $1,233,887 and $1,302,350 for the nine months ended September 30, 2003 and 2002, respectively. The compensation expense reflects vesting of the grants.

2.      Stockholders Equity

          On August 1, 2003, the Company completed a private equity placement of its common stock in which the Company sold an aggregate of 3,598,844 shares of its common stock at a price per share of $4.64. In addition, the Company sold to each purchaser in the private equity placement warrants to purchase an aggregate of 1,199,607 shares of its common stock at a price per share of $0.125. The exercise price of the warrant is $6.03 per share. The net proceeds to the Company after giving effect to expenses were approximately $16,000,000.

          In connection with the private equity placement, Med-Design granted the placement agent a five-year warrant to purchase 233,925 shares of Med-Design common stock at an exercise price of $6.03 per share. The fair value of warrants, calculated using a Black-Scholes valuation model in accordance with SFAS 123, is $1,055,844 and was recorded as issuance costs.

          Warrants to purchase 100,000 shares of common stock at $2.88 per share and 200,000 shares at $1.25 per share were exercised during the nine-month period ended September 30, 2003.

3.      Basic and Diluted Loss per Share:

          Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Options and warrants to purchase 3,900,943 shares of common stock as of September 30, 2003 and 2,382,833 shares of common stock as of September 30, 2002 were not included in computing diluted earnings per share as the effect was antidilutive.

Back to Contents

4.      Commitments and Contingencies

          In November 1999, the Company approved the issuance, subject to stockholder approval, which was received in August 2000, of 200,000 shares of common stock to the then Chief Operating Officer. The common stock vested on July 6, 2001, upon Med-Design’s common stock having maintained a market price of $22.00 or higher for thirty (30) consecutive days, at which time this agreement was revised to provide that one-third of the shares would be issued on August 6, 2001 and the remaining shares would vest in two equal tranches on August 6, 2002 and August 6, 2003.

          In August 2000, the Company’s stockholders approved an employment contract for the Company’s Chairman and CEO, which provided for the issuance of an aggregate of 238,806 shares over four years beginning April 1, 2000, provided he remains an officer, director or consultant of the Company. The fair value of Med-Design common stock at the date of stockholder approval of this issuance of common shares was $12.63 per share.

          In August 2000, Med-Design’s stockholders approved the issuance to John F. Kelley, at the time a director of the Company, of a warrant to purchase 50,000 shares of common stock at an exercise price of $6.26 per share and the issuance of 125,000 shares of common stock in connection with the performance of consulting services by Mr. Kelley. The compensation arrangement was approved, subject to the conclusion of negotiations of Mr. Kelley’s contract. Negotiations have not yet concluded, and the Company continues to discuss contract terms with Mr. Kelley.

5.      Related Party Transactions

          For the nine months ended September 30, 2003 and 2002, the Company paid $17,106 and $19,011, respectively, for legal services to a firm, of which a partner, Joseph N. Bongiovanni, is a director, officer and stockholder of Med-Design.

          On April 15, 2002, pursuant to a Note and Pledge Agreement, the Company loaned $250,000 to Michael W. Simpson, which was collateralized by 66,666 shares of Med-Design’s common stock issued to Mr. Simpson on August 6, 2003. The Note was repayable on the earlier of (i) April 15, 2004, (ii) the date on which Mr. Simpson ceased to be an employee, consultant or director of Med-Design, (iii) the date on which Med-Design provided notice to Mr. Simpson that the closing price of the common stock had been $30.00 or higher for 20 consecutive days as reported on the Nasdaq National Market, or (iv) the date on which Mr. Simpson sold or transferred the pledged securities. The Note accrued interest at 16% per year until the issuance of the pledged securities to Mr. Simpson on August 6, 2003, at which time the Note accrued interest at the prime lending rate plus 1%.

          On April 25, 2003, the Company entered into a new employment agreement with Mr. Simpson following his resignation as director and officer of the Company as of March 13, 2003. The initial term of the agreement was from March 20, 2003 through July 15, 2003. Under the agreement, Mr. Simpson was to receive total compensation of $45,538 for the initial period of the agreement. Total compensation for the initial period was increased on June 10, 2003 by $14,230 for a total of $60,480. In addition, the new employment agreement provided for the deferral until its termination of the $46,250 in severance that Mr. Simpson was entitled to under his previous employment agreement. On July 14, 2003, the Company extended the agreement with Mr. Simpson to August 15, 2003. Following termination of the agreement on August 15, 2003, the Company began making payments to Mr. Simpson of the severance amounts (which payments will be made in equal monthly installments through December 15, 2003).

          On October 23, 2003, the Company entered into an agreement with Mr. Simpson regarding the repayment of the $250,000 Note issued on April 15, 2002 and all accrued interest thereunder. Under the terms of this agreement, the Company will cancel the Note issued on April 15, 2002 (the “Old Note”) and issue a new note (the “New Note”) to Mr. Simpson evidencing the $250,000 outstanding principal amount. The New Note will be effective as of November 15, 2003, will mature on November 15, 2006 and will accrue interest at 5% per year. The New Note will require monthly payments to the Company of $1,500 until maturity, with the remainder of the then outstanding principal and interest due November 15, 2006, and is collateralized by real property owned by Mr. Simpson. Pursuant to the terms of the agreement, the Company released to Mr. Simpson a stock certificate evidencing the 66,666 shares of Med-Design common stock and Mr. Simpson is obligated to pay the Company the accrued interest on the Old Note within 15 working days of his receipt of a signed copy of the agreement, a stock certificate evidencing the 66,666 shares of Med-Design common stock, a legal opinion on the transferability of such shares and a prospectus pursuant to which the shares may be sold.

          The Company recently filed a registration statement covering the resale of the shares of its common stock by a number of its securityholders. Such registration statements includes the 66,666 shares of Med-Design common stock held by Mr. Simpson.

Back to Contents

5.      Related Party Transactions, continued

          The agreement also provides for the payment in full of the New Note upon the sale of the real property collateralizing the New Note. In addition, if Mr. Simpson sells any of his 66,666 shares of Med-Design common stock, a percentage of the proceeds of such sale, such percentage to be agreed upon at the time of the sale by the parties, will be paid to the Company to reduce the balance on the New Note. Under the agreement, the Company also agrees to consider in its sole discretion paying Mr. Simpson a cash bonus, in such amount that the Company may determine in its sole discretion, for any Company project in which Mr. Simpson was engaged during his employment with the Company if such project results in a revenue-producing event for the Company, provided that such event occurs by August 15, 2004.

6.      Warrants Outstanding

          As of September 30, 2003 and 2002, warrants to purchase a total of 1,733,532 and 600,000 shares of Med-Design’s common stock, respectively, were outstanding with various vesting and expiration periods.

          On January 14, 1998, Med-Design issued a warrant to purchase 100,000 shares of common stock at an exercise price of $2.88 per share to a director of the Company who was engaged to perform consulting services. The warrant was exercisable upon issuance and was exercised on January 14, 2003.

          On August 1, 2003, as part of the private equity placement, Med-Design sold warrants to purchase 1,199,607 shares of common stock. The warrants vested on August 1, 2003 and expire August 1, 2008. Also in connection with the private equity placement, Med-Design provided the placement agent a five-year warrant to purchase 233,925 shares of common stock at $6.03 per share. The warrants vested on August 1, 2003 and expire August 1, 2008. The fair value of the warrants, calculated using a Black-Scholes valuation model in accordance with SFAS 123, is $1,055,844 and was recorded as issuance costs.

          On September 10, 1998, Med-Design issued a warrant to purchase 200,000 shares of common stock at an exercise price of $1.25 per share to a director of the Company who was engaged to perform consulting services. The warrant was exercisable on December 23, 1998 and was exercised in August 2003.

Back to Contents

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operation

FORWARD-LOOKING STATEMENTS

          The report contains forward-looking statements within the meaning of the “safe harbor” provisions of The Private Securities Litigation Reform Act of 1995 that address, among other things, the generation of royalty revenues from our licensees; sufficiency of available resources to fund operations; and the anticipated launch dates of several of our licensed products. We generally identify forward looking statements in this report using words like “believe,” “anticipate,” “will,” “expect,” “may,” “could,” “intend” or similar statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including lack of demand or low demand for our products or for safety products generally; a determination of our licensees to focus their marketing efforts on products other than those licensed from us; delays in introduction of products licensed by us due to manufacturing difficulties or other factors; our inability to license or enter into joint venture or similar arrangements regarding our other products and other factors discussed in this report generally and in our Annual Report on Form 10-K for the year ended December 31, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Recent Developments

          On August 1, 2003, we completed a private equity placement of our common stock in which the Company sold an aggregate of 3,598,844 shares of our common stock at a price per share of $4.64. In addition, we sold to each purchaser in the private placement warrants to purchase an aggregate of 1,199,607 shares of our common stock at a price per share of $0.125. The exercise price of the warrant is 130% of the purchase price of the common stock, or $6.03 per share. The net proceeds to us after giving effect to expense were approximately $16,000,000.

          We intend to use the net proceeds from the private placement to enhance our manufacturing capabilities by either funding the acquisition of a manufacturing company or by fulfilling our payment obligations under manufacturing agreements that it may enter into in the future. We are currently in the process of identifying potential acquisition candidates but can give no assurance that we will, in fact, acquire a candidate or any other entity. The balance of the proceeds, if any, will be used to fund research and development, to pay commitments under our outstanding contract manufacturing arrangements and for working capital and other general corporate purposes. The allocation of the proceeds to each of the uses described above will depend greatly on whether we identify potential acquisition targets and whether we are successful in acquiring such targets.

          We may redeem the warrants at a price of $.001 per share in the event that the closing price per share on the Nasdaq National Market for any 20 trading days within a 30-day trading period is equal to or greater than $13.92. The Company provided the placement agent a five-year warrant to purchase 233,925 shares of our common stock at an exercise price of $6.03 per share.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2003 and 2002

          Revenue for the three months ended September 30, 2003 was $140,135, compared to revenue of $9,089 for the corresponding period in 2002. Revenue for the three months ended September 30, 2003 reflected the sales of the 1Shot Safety Dental Syringe to the product’s distributor as well as royalty payments under our licensing agreements. Revenue for sales of the 1Shot Safety Dental Syringe was $72,407 for the three months ended September 30, 2003. The majority of revenue for the three months ended September 30, 2002 reflected royalty payments from Medamicus under our agreement with Medamicus. We did not have revenue from product sales for the corresponding period in 2002.

          Product costs, which consist of direct and indirect costs related to the sale of the 1Shot Safety Dental Syringe were $58,041 for the three months ended September 30, 2003. Product costs for the current quarter reflect low volume production and were substantially higher on a per unit basis than we anticipate will be the case when the product is in full automated production. There were no costs related to product sales for the corresponding period in 2002.

Back to Contents

          General and administrative expenses were $1,372,335, a decrease of $234,680 as compared to general and administrative expenses of $1,607,015 for the corresponding period in 2002. The decrease in general and administrative expenses was primarily due to a reduction of expenditures for employee compensation and legal and professional costs.

          Research and development expenses for the three months ended September 30, 2003 were $420,294, an increase of $72,734 as compared to research and development expenses of $347,560 in 2002. The increase in research and development expenses was due primarily to increased costs related to design changes for our portfolio products.

Results of Operations for the Nine Months Ended September 30, 2003 and 2002

          Revenue for the nine months ended September 30, 2003 was $221,371, an increase of $198,568 as compared to revenue of $22,803 for the corresponding period in 2002. Revenue for the nine months ended September 30, 2003 reflected the sales of the 1Shot Safety Dental Syringe to a distributor as well as royalty payments under our licensing agreements. The majority of revenue for the nine months ended September 30, 2002 reflected royalty payments from Medamicus under our agreement with Medamicus.

          General and administrative expenses were $4,336,561, a decrease of $560,935 as compared to general and administrative expenses of $4,897,496 for the corresponding period in 2002. The decrease in general and administrative expenses was primarily due a reduction of expenditures for employee compensation, consulting services, legal and professional costs.

          Research and development expenses for the nine months ended September 30, 2003 were $1,185,080, an increase of $74,489 as compared to research and development expenses of $1,110,591 in 2002. The increase in research and development expenses was due primarily to increased costs related to design changes for our portfolio products.

Liquidity and Capital Resources

          At September 30, 2003, cash, cash equivalents and available-for-sale securities totaled $26,375,529 as compared to $14,165,300 at December 31, 2002, an increase of $12,210,229 or approximately 86%. The increase was due to the completion of a private equity placement of 3,598,844 shares of our common stock on August 1, 2003 resulting in net proceeds of approximately $16,000,000.

          For the nine months ended September 30, 2003, our net cash used in operating activities was $3,202,109, principally reflecting our net loss of $4,819,385. Net cash provided by investing activities was primarily due to the sale of available-for-sale securities for working capital purposes. Net cash provided by financing activities consisted primarily of the proceeds from the private equity placement and also the exercise of stock options and warrants.

          On August 1, 2003, we completed a private equity placement of our common stock in which we sold an aggregate of 3,598,844 shares at a price per share of $4.64. In addition, we sold to each purchaser in the private placement warrants to purchase an aggregate of 1,199,607 shares of our common stock at a price per share of $0.125. The exercise price of the warrant is 130% of the purchase price of the common stock, or $6.03 per share. The net proceeds to us after expenses were approximately $16,000,000.

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

Back to Contents

          We may redeem the warrants at a price of $.001 per share in the event that the closing price per share on the Nasdaq National Market for any 20 trading days within a 30-day trading period is equal to or greater than $13.92. We also provided the placement agent a five-year warrant to purchase 233,925 shares of our common stock at an exercise price of $6.03 per share.

          We have a revolving line of credit totaling $3,000,000. This facility can be used to fund working capital needs and finance capital equipment purchases. However, advances for capital equipment financing may not exceed $600,000. Borrowings are collateralized by substantially all of our assets. Any borrowings to meet working capital needs bear interest at LIBOR plus 2.25%, while borrowings to finance capital equipment purchases bear interest at the prime rate plus 2.5%. The facility expires on May 31, 2004 and we intend to seek renewal of the facility. There is no assurance that we will be successful in negotiating an extension of the line of credit on reasonable terms. There were no amounts outstanding under the line of credit at September 30, 2003.

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

Item 3.      Quantitative and Qualitative Disclosure About Market Risk

          There were no amounts outstanding under our revolving line of credit at September 30, 2003. If we were to borrow under our credit facility, borrowings to meet working capital needs would bear interest at LIBOR plus 2.25% and borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. As a result, any such borrowings would be subject to the fluctuations in the market which affect LIBOR or the prime rate, respectively.

          We invest a portion of excess cash in marketable securities in accordance with our investment guidelines as approved by our Board of Directors. These investments are in highly liquid, low risk securities where our risk of loss is at a minimum.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

          The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Change in Internal Control over Financial Reporting

          No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

Part II – OTHER INFORMATION

Item 2.      Changes in Securities and Uses of Proceeds

          On August 1, 2003, we completed a private equity placement of 3,598,844 shares of our common stock for $16,698,636. Aggregate cash commissions of $854,717 were paid to the placement agent, Jesup & Lamont Securities Corporation (“Jesup & Lamont”). Our net proceeds after giving effect to placement agent fees and other expenses totaled approximately $16,000,000. We also provided to Jesup & Lamont a five-year warrant to purchase 233,925 shares of our common stock at $6.03 per share. We intend to use the proceeds of the offering to enhance our manufacturing capabilities by either funding the acquisition of a manufacturing company or by fulfilling our payment obligations under manufacturing agreements that we may enter into in the future. We are currently in the process of identifying potential acquisition candidates but can give no assurance that we will, in fact, acquire a candidate or any other entity. The balance of the proceeds, if any, will be used to fund research and development, to pay commitments under our outstanding contract manufacturing arrangements and for working capital and other general corporate purposes. The allocation of the proceeds to each of the uses described above will depend greatly on whether we identify potential acquisition targets and whether we are successful in acquiring such targets. The securities were sold in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder.

Item 4.      Submission of Matters to Vote of Securities Holders

          The Company held its Annual Meeting of the Stockholders (the “Meeting”) on August 8, 2003. The following were the matters voted upon at the Meeting.

1.	Election of Directors. The following Directors were elected at the Meeting: Joseph N. Bongiovanni, Pasquale L. Vallone and Gilbert M. White. The number of votes cast and withheld for each are as follows:

Director	For	Withheld
Joseph N. Bongiovanni	7,841,251	3,276,309
Pasquale L. Vallone	10,956,625	160,935
Gilbert M. White	7,796,354	3,321,206
2.	Ratification of the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for the year ending December 31, 2003:

For	Against	Abstain
11,093,270	16,859	7,431

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits
31.1 Certification of the Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2 Certification of the Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1 Certification of the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements

(b)	Reports on Form 8-K
None

Back to Contents

Signatures

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Med-Design Corporation

Date: November 11, 2003	JAMES M. DONEGAN

James M. Donegan
Chief Executive Officer

LAWRENCE D. ELLIS

Lawrence D. Ellis
Chief Financial Officer

Back to Contents

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements