Form 10-K
period 2003-12-31
MED-DESIGN CORP
filed 2004-03-12
CIK 943736

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).   Yes _X_  No__

The aggregate market value of voting stock held by non-affiliates of the registrant (computed by reference to the last reported sale price of such stock on June 30, 2003) was $52,649,015. The number of shares of the registrant's common stock outstanding as of February 25, 2004 was 16,622,690.

Documents incorporated by reference:

None

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 that address, among other things, acceptance of safety products by health care professionals; our expectations regarding contract manufacturing of certain specialty devices; our pursuit of additional collaborative arrangements; the ability to manufacture certain specialty devices using our assembly system; plans to rely on our strategic collaborators to pursue regulatory approvals; expectations regarding the ability of our products to compete with the products of our competitors; acceptance of our products by the marketplace as cost effective; the generation of royalty revenues from our licensees; factors affecting the ability of Becton Dickinson to sell products licensed from us; sufficiency of available resources to fund operations; factors affecting the availability of capital; plans regarding the raising of capital; the size of the market for our products; our plans regarding sales and marketing; our strategic business initiatives; our intentions regarding dividends and the launch dates of our licensed products. These statements may be found under "Item 1-Business," "Item 1-Risk Factors" and "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in this Report generally. We generally identify forward-looking statements in this Report using words like "believe," "anticipate," "will," "expect," "may," "could," "intend" or similar statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including lack of demand or low demand for our products or for safety products generally; a determination of Becton Dickinson to focus its marketing efforts on products other than those licensed from us; delays in introduction of products licensed by us due to manufacturing difficulties or other factors; our inability to license or enter into joint venture or similar collaborative arrangements regarding our other products; unanticipated expenses relating to our manufacturing effort and other factors discussed in "Item 1 - Risk Factors" and matters set forth in this Report generally. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

                                     PART I

ITEM 1. BUSINESS

                                    BUSINESS

         We are principally engaged in the design, development and licensing of safety medical devices intended to reduce the incidence of accidental needle sticks. Each safety medical device we design and develop incorporates our proprietary needle retraction technology. Our technology enables health care professionals to retract a needle into the body of the medical device for safe disposal without any substantial change in operating technique. Our product technology generally can be categorized into the following five groups:

         o hypodermic syringes used to inject drugs and other fluids into the body;

         o injectors used to inject drugs and other fluids into the body from a pre-filled cartridge, vial or carpule;

         o fluid collection devices used to draw blood or other fluids from the body;

         o venous and arterial access devices used to provide access to patients' veins and arteries; and

         o specialty safety devices for needle based and other applications.

         We design our product technology to be similar to standard non-safety medical devices in appearance, size, performance and operation. We believe that this similarity is important, because health care professionals are more likely to accept safety products that do not require a change in operating technique from products they have traditionally used.

         We have licensed a number of applications of our product technology to medical device manufacturers, principally Becton Dickinson and Company ("BD"). In two instances, however, we arranged for the manufacture of products incorporating our product technology through collaborative arrangements with manufacturers. One of these products, the 1Shot Safety Dental Syringe, was launched in June, 2003. We will continue to explore additional opportunities to manufacture selected products in this manner.

Med-Design Strategy

         Our goal is to become the leading developer of safety medical devices designed to reduce the incidence of accidental needlesticks. The principal elements of our strategy are to:

         o license some of our currently unlicensed products to established medical device manufacturers;

         o modify and improve our current product technology in response to market research and input provided by medical professionals;

         o develop additional safety medical devices incorporating our core technology in response to the specific requests and needs of our current and potential licensees and potential strategic collaborators;

         o enter into collaborative arrangements with major pharmaceutical and medical device companies where such arrangements would provide for greater revenue opportunities than licensing; and

         o pursue opportunities to manufacture or have manufactured selected products pursuant to collaborative arrangements in which our collaborators will be responsible for marketing and distribution.

Med-Design Products

         We have designed and developed a number of products incorporating our needle retraction technology. Our products are similar in appearance, size and performance to standard non-safety products and are operated in essentially the same manner. A brief description of each of our products follows:

     Licensed Products

         Products Licensed to Becton Dickinson

         BD, a major medical technology company, is the principal licensee of our patented product technology. Pursuant to two licensing agreements, we have granted BD the exclusive worldwide rights to manufacture and market our patented product technology in three fields of use, injection syringe, IV catheters and blood collection. The agreements with BD provide for continuing royalty payments based upon BD's net sales of the licensed product technology, subject to annual minimums.

         The following product technologies are currently under license to BD:

             o Safety Syringe (fixed needle). After the medication in the syringe has been delivered, the user applies a light amount of additional pressure in order to move the plunger slightly beyond the normal stop point, which causes the needle to automatically and fully retract into the body of the syringe. The fixed needle Safety Syringe can be manufactured with needles of various gauges and sizes, and barrels with various sizes. BD currently markets the BD Integra(TM) 3ml Syringe, which incorporates our Safety Syringe technology and was introduced in 2002.

             o Safety Syringe (luer needle). The luer needle Safety Syringe is a hypodermic needle with a mating needle/hub assembly.

             o Safety Tuberculin/Insulin Syringe. The Safety Tuberculin/Insulin
               Syringe is a smaller version (1ml) of the fixed needle Safety Syringe. BD currently markets the BD Integra(TM) 1ml Syringe, which incorporates our Safety Tuberculin/Insulin Syringe technology and was introduced in the United States in February 2004.

             o Safety Blood Collection Needle. The Safety Blood Collection
               Needle is compatible with substantially all standard blood collection needle accessories. After sufficient fluids have been extracted from the body, by depressing a conveniently located button on the barrel of the device, the needle automatically and fully retracts into the body of the device. The needle seals in place rendering it harmless and inoperable. BD currently markets the BD Vacutainer(TM) Push Button Collection Set, which incorporates our Safety Blood Collection Needle technology and was introduced in December 2003.

             o Safety Winged Blood Collection Set. The Safety Winged Blood
               Collection Set uses a smaller diameter needle than the Safety Blood Collection Needle and is an alternative to that device. It is compatible with substantially all standard blood collection needle accessories.

             o Safety IV Catheter. Catheters are inserted into veins or other areas of the body using a catheter insertion needle located within the flexible catheter tube. After the insertion needle is partially removed from the Safety IV Catheter, the needle automatically and fully retracts into the body of the catheter insertion device. The needle seals in place rendering it harmless and inoperable. BD currently markets the Autoguard Pro(TM) Shielded IV Catheter, which incorporates our Safety IV Catheter technology and was introduced in 2002.

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

         The licensing agreement with BD for the Integra(TM) Syringe provided for a two-tier royalty payment. A dispute arose in July 2002 between us and BD as to the appropriate amount of royalty payment for the BD Integra Syringe. We submitted the dispute to mediation and reached an agreement in January 2003 that resolved the dispute and provided that BD will pay us a royalty rate of 2.5% on all sales of the product in the U.S. and in all International markets where our retracting needle syringe patents are in force. The royalty rate is retroactive to the initial introduction date of May 2002 for the BD Integra 3ml Syringe and is also applicable to the BD Integra 1ml Syringe.

         Enpath Medical Inc. (formerly Medamicus, Inc.)

         We licensed to Enpath Medical Inc. the Safety Seldinger Device initially for venous access and subsequently for arterial access. We receive royalties from the sale of the device by Enpath Medical Inc. The Safety Seldinger Device agreement involves a lower volume, higher margin product directed to a specialized niche market segment.

     Manufactured Products Under Agreement

         In connection with our efforts to enter into collaborative arrangements for the marketing and distribution of certain of our product technologies, we determined that we could enhance our efforts with potential strategic collaborators that do not possess manufacturing capabilities if we could arrange to have the products manufactured. We entered into two OEM Manufacturing Agreements with Owens-Illinois Closure, Inc. for the manufacture of our Safety Pre-filled Cartridge Injector and Safety Dental Cartridge Injector. Pursuant to the terms of the agreements, we have purchased the automated equipment and molds necessary for Owens-Illinois to manufacture the products. Owens-Illinois is currently manufacturing the Safety Dental Cartridge Injector and Sultan Chemists is marketing the product under the name 1Shot Safety Dental Syringe.

         Safety Dental Cartridge Injector

         The Safety Dental Cartridge Injector is used to administer anesthetics in dental procedures and uses standard dental needles and anesthetic cartridges capable of fluid removal. The Safety Dental Cartridge Injector allows for multiple anesthetic injections, while rendering the needle safe between injections.

         We received FDA clearance for this device in February 2003 and launched the 1Shot Safety Dental Syringe, a one-handed, single use, disposable safety syringe, for sale in June 2003. The product is manufactured by Owens-Illinois in accordance with the OEM Agreement and exclusively distributed worldwide by Sultan Chemists. We began to recognize revenue on the sale of the product to Sultan in 2003.

         Safety Pre-filled Cartridge Injector.

         The Safety Pre-filled Cartridge Injector enables medication to be injected directly into a patient from pre-filled cartridges produced by many pharmaceutical manufacturers. The Safety Pre-filled Cartridge Injector can be manufactured with needles of various gauges and sizes. The cartridge snaps directly onto the delivery system and becomes integrated as a functional part of the plunger.

         In June 2001, we entered into a co-promotion agreement with Abbott Laboratories to co-market our pre-filled injector products to the pharmaceutical industry in conjunction with Abbott's pharmaceutical fill/finish technology. As of the end of 2003, Abbott and Med-Design were unsuccessful in identifying partners for this technology. We are currently in discussions with several pharmaceutical companies for the purchase of certain of our pre-filled devices, but cannot be assured that any of these discussions will be successful.

         Dual Chamber Pharmaceutical Mixing Device

         The Dual Chamber Pharmaceutical Mixing Device is used to package, store and mix pre-filled pharmaceutical compounds.

         In February, 2004, we entered into a development agreement with Atrix Laboratories to develop a dual chamber pharmaceutical mixing device for the packaging of certain pre-filled liquid pharmaceutical products. The development and evaluation phase is expected to last several months. Under the agreement, if the development phase is successful, we and Atrix will use best efforts to pursue a long-term contract under which we would license the technology to Atrix and manufacture and supply the dual chamber device to Atrix.

     Portfolio Products

         We are seeking to license technology or enter into collaborative arrangements for a number of additional applications of our technologies described below. All of the products derived from these applications would incorporate our needle retraction technology.

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

         We completed a private equity placement of 3,598,844 shares of our common stock and warrants to purchase 1,199,607 shares of our common stock on August 1, 2003, in which we received net proceeds of approximately $16,000,000. We intend to use the proceeds to enhance our manufacturing capabilities by either funding an acquisition of a medical device manufacturing company or by entering into additional manufacturing agreements for the portfolio products. In this regard, if we are successful in developing a dual chamber pharmaceutical mixing device for the packaging of certain pre-filled liquid pharmaceutical products under our development agreement with Atrix, we expect to enter into an agreement with a third party manufacturer for the production of the device.

Sales and Marketing

         Our marketing efforts focus upon identifying, principally through the use of publicly available information, market leaders in the pharmaceutical and medical device industries who we believe have either a desire to incorporate safety applications in their existing products or who have the ability to distribute our products. We seek collaborative arrangements with these companies under which we would manufacture or arrange to have manufactured our products or through which our needle retraction technology is applied to their existing products.

         In addition to direct marketing efforts, safety needle legislation and our relationship with BD have increased industry awareness of our products. While several potential licensees and strategic collaborators have contacted us to discuss the possibility of applying our needle retraction technology to their existing products, we cannot predict whether these contacts will result in definitive agreements.

Research and Development

         Our research and development efforts in the past have focused primarily upon the design and development of our needle retraction technology and the design and development of specific applications of our technology for incorporation into the products described above as well as, in certain instances, the equipment necessary to assemble the products. Research and development expenses were $1,484,891, $1,969,709 and $1,073,323 in 2003, 2002 and 2001, respectively. Our research and development efforts going forward will focus primarily upon:

         o the modification and improvement of our current product technology in response to market research and input from health care professionals; and

         o the development of new safety medical devices in response to the specific requests and needs of our licensees and potential strategic collaborators.

         Our research and development staff consisted of eight employees as of December 31, 2003.

Facilities and Manufacturing

         Our primary focus has been on the design, development and licensing of safety medical devices. To date, in most cases our licensees have arranged for manufacturing of products incorporating the technology licensed from us. In 2001, to enhance our efforts with potential partners that do not possess manufacturing capabilities, we entered into two OEM Manufacturing Agreements with Owens-Illinois for the manufacture of our Safety Pre-filled Cartridge Injector and Safety Dental Cartridge Injector. Under the terms of the agreements, we purchased the equipment and molds necessary for Owens-Illinois to manufacture the Safety Dental Cartridge Injector.

         We will continue to explore additional opportunities to manufacture selected products pursuant to collaborative arrangements in which our strategic collaborators will be responsible for marketing and distribution. We expect that these products would involve production levels that are substantially lower than the products of the type licensed to BD.

         In July 2003, we were recommended for certification to ISO 13485:1996 by KEMA Registered Quality, Inc., our notified body. This is a recognized quality standard for medical device manufacturers that will enable us to apply for international registrations for products we intend to sell internationally.

         We lease an approximately 26,000 square foot facility in Ventura, California. In addition to our corporate offices, the facility includes space for the following:

         o a research and development laboratory equipped with assembly and test equipment for concept modeling and product development;

         o a machine shop equipped with tools for the fabrication of new product parts for concept modeling and assembly; and

         o a 3,120 square foot class 100,000 clean room used for the assembly of prototypes.

         Nevertheless, as noted above, our strategy is to utilize a contract manufacturer to manufacture products for commercial distribution.

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

         Historically, our focus has been on the development, design and licensing of medical safety devices rather than marketing and manufacturing of the devices. Therefore, we had not typically made the regulatory filings necessary to sell our products. Rather, we have relied on our licensees and other strategic collaborators to pursue regulatory approvals. We anticipate that we will continue to rely on our strategic collaborators to seek regulatory compliance if we license our products to them.

         We have decided to commercially market, through our strategic collaborators, and have manufactured, through contract manufacturers, some of the products we develop separate from our current or any future license agreements in 2002. We will be required to file for marketing authorization for these products. The FDCA provides two basic review procedures by which medical devices can receive FDA marketing authorization. Certain products qualify for a submission authorized by Section 510(k) of the FDCA. To receive Section 510(k) clearance, a pre-market notification must be filed with the FDA that a company plans to begin marketing a medical device. The filing must establish that the medical device is substantially equivalent to another medical device that has been granted prior FDA pre-market notification clearance or was marketed prior to May 28, 1976, the date of enactment of the Medical Device Amendments. Marketing may commence when the FDA issues a letter finding substantial equivalence. If a product does not qualify for Section 510(k) clearance, a pre-market approval application must be filed. Pre-market approval applications
(PMAs) must demonstrate that the medical device is safe and effective. The pre-market approval process is typically more complex and time consuming than the Section 510(k) clearance process, and generally requires the submission of laboratory, pre-clinical and clinical data. Before initiating clinical trials, companies sponsoring such trials often must seek and obtain an Investigational Device Exemption.

         Since we will commercially market and have manufactured some of the products we develop, separate from our current or any future license agreement, we may be required to file for Section 510(k) clearance, or possibly pre-market approval, for such products. In that case, we would be subject to device user fees. The Medical Device User Fee and Modernization Act, enacted in 2002, authorizes the FDA to assess and collect user fees for Section 510(k) premarket notifications and premarket approval applications filed on or after October 1, 2002. Fees for fiscal year 2004 range from $3,480 for Section 510(k) premarket notifications to $206,811 for PMAs, although fee reductions are available for companies qualifying as small businesses. If we commercially manufacture and market devices, we also would be required to comply with FDA post-market reporting requirements, including the submission of reports on certain adverse events and malfunctions, and requirements governing the promotion of medical devices. In addition, modifications to our devices may require the filing of new 510(k) submissions or pre-market approval supplements, and we will need to comply with FDA regulations governing medical device manufacturing practices. The FDA and the California Department of Health Services (DHS) require medical device manufacturers to register as such and subject them to periodic FDA and DHS inspections of their manufacturing facilities. The FDA requires that medical device manufacturers produce devices in accordance with the FDA's current Quality System Regulation (QSR), which governs the methods, facilities and controls used for the design, manufacture, testing, packaging, labeling and storage of medical devices. We are not currently required to register our pilot manufacturing facility or comply with QSR requirements because we do not commercially manufacture and distribute the devices we produce in our facility, but we will be required to register and comply if we commence commercial manufacturing. To ensure compliance with QSR requirements, we would need to expend time, money and effort in the area of production and quality control.

         There is a different set of regulatory requirements in place for the European Union (EU). In the EU the company putting a medical device onto the market must comply with the requirements of the Medical Devices Directive (MDD) and affix the CE mark to the product to attest to such compliance. To achieve this, the medical devices in question must meet the "essential requirements" defined under the MDD relating to safety and performance, and the relevant company must successfully undergo a verification of its regulatory compliance by a third party standards certification provider, referred to in the legislation as a "Notified Body." The nature of the assessment will depend on the regulatory class of products concerned, which in turn determines the precise form of testing to be undertaken by the Notified Body.

         The requirements of the MDD must be complied with by the "manufacturer of the device," which is defined as the party responsible for the design, manufacture, packaging and labeling of the device before it is placed on the EU market, regardless of whether these operations are carried out by this party or on its behalf.

         Accordingly, where medical devices are marketed by our licensees or strategic collaborators under their names, compliance with the MDD will be their responsibility. In the event that we decide to manufacture devices to be distributed in the EU market under our name, all compliance responsibilities will be borne by us.

         In the case of devices such as certain versions of the safety pre-filled vial injector, which incorporates a medicinal product as one integrated product, the regulatory requirements are those relating to medicines as opposed to devices and an application for a marketing authorization must be made under Directive 65/65 EEC. However, the safety and performance of the device features of the integral product are assessed in accordance with the essential requirements of Annex I of the MDD. Again, if the device is marketed by our licensees or strategic collaborators under their names, all regulatory compliance obligations will be borne by such licensees or strategic collaborators. The party responsible for regulatory compliance will be subject to continued surveillance by the Notified Body and will be required to comply with additional national requirements that are beyond the scope of the MDD.

Competition

         The safety medical device market is highly competitive. Licensees of our products and our other strategic collaborators compete in the United States and abroad with the safety products and standard products manufactured and distributed by companies such as:

         o Tyco International, Inc. (Kendall Healthcare Products Company),
         o B. Braun,
         o Terumo Medical Corporation of Japan,
         o Medi-Hut, Inc., and
         o Johnson & Johnson.

         Developers of safety medical devices which we compete against for license and collaborative arrangements with medical device and pharmaceutical companies include:

         o New Medical Technologies,
         o Retractable Technologies, Inc.,
         o Univec, Inc.,
         o Specialized Health Products International, and
         o Safety Syringes, Inc.

         Traditionally, competition regarding non-safety medical devices was primarily based upon price with little differentiation between products. We expect that products incorporating our technology will compete against both safety products and non-safety products based upon safety and ease of use and disposal. While safety medical devices are priced at approximately two to three times that of equivalent standard medical devices, we believe that based upon estimated costs associated with accidental needlesticks, products incorporating our technology should be considered cost effective by the marketplace. There can be no assurance, however, that purchasers will be willing to pay the increased price for safety medical devices unless they are mandated to use such devices by laws such as those passed by the federal government and those passed at the state level in California, Tennessee, Texas, New Jersey and Maryland.

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

         On November 6, 2000, President Clinton signed the Needlestick Safety and Prevention Act amending OSHA's Bloodborne Pathogens Standard to require that employers implement the use of safer medical devices in their facilities. To implement the statutory mandates in the Needlestick Safety and Prevention Act, OSHA issued a number of further revisions to its Bloodborne Pathogens Standard. The revised standard became effective on April 18, 2001, and imposes several needle device safety requirements on employers, including:

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

         On November 27, 2001, OSHA issued a compliance directive (CPL 2-2.69) that advises OSHA's regional offices on the proper interpretation and enforcement of the revised Bloodborne Pathogens Standard provisions. The compliance directive confirms that the consideration of safer needle devices in annually reviewing and updating the exposure control plan is a critical element of the Bloodborne Pathogens Standard. The compliance directive also stresses that the standard requires employers to use engineering controls (e.g., safer needle devices) if such controls will remove or eliminate the hazards to employees. As a result of these regulatory actions, the demand for safety medical devices has increased, and we believe that this demand will continue to increase.

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

         We have 24 United States patents with expiration dates ranging from April 29, 2007 to April 30, 2021 covering our retractable needle technology and specific product applications based upon our technology. In addition, we have 20 foreign national patents and 5 European patents covering at least 10 countries, with expiration dates ranging from November 7, 2010 to August 28, 2019. We also have 22 United States, 115 foreign national, 22 European and 2 international patent applications pending. We also have a United States design patent based on one of our products, in addition to 6 foreign national design registrations.

Employees

         As of December 31, 2003, we had 18 full-time employees and 2 part-time employees, most of whom were located at our corporate offices.

         We maintain a website at www.med-design.com and make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the company electronically files such material with, or furnishes it to, the SEC. The material on our website is not part of this report, and the reference to our website address is intended to be an inactive textual reference only.

                                  RISK FACTORS

We have a history of net losses and anticipate we will incur continued losses for the foreseeable future.

         We have incurred significant losses since inception. As of December 31, 2003, our accumulated deficit was $43,279,731. Among other things, our ability to achieve profitability is dependent upon:

         o the successful marketing of products incorporating our technology by licensees;

         o our ability to license additional product technologies that are not currently subject to licenses or have products incorporating our technology distributed through joint venture or similar arrangements; and

         o our ability to develop additional products incorporating our core technology.

         We have licensed to BD several of our product technologies. Four products subject to the license have been launched to date, the latest of which is the BD Vacutainer(TM) Push Button Collection Set, launched in 2003 and the 1 ml version of the Integra Syringe in February 2004. We are unable to predict whether BD's marketing efforts will be successful and whether the licenses will generate meaningful revenues for us. If our licensees are not successful in marketing products incorporating our technology, and if we are not successful in licensing or entering into other suitable arrangements relating to the sale of additional products incorporating our technology, we may never generate meaningful revenues, in which case our long-term viability would be threatened.

We are dependent upon our licensing agreements with BD, and if BD is not successful in selling, or determines not to pursue the sale of, products incorporating technology licensed from us, our business will be harmed.

         To date, substantially all of our revenues have been derived from "up front" license payments made by BD and Enpath Medical Inc. (formerly Medamicus) under license agreements with us. We anticipate that royalty payments from BD related to sales of products incorporating our technology will represent a substantial portion of our revenues for at least the next twelve months. BD has the right to terminate its license agreement with us upon 60 days' notice and would be subject to no further funding obligations to us with respect to the products incorporating our technology licensed under the agreement. The ability of BD to sell products subject to the license agreement will depend on competitive factors and the resources BD commits to the sale of the products. The extent to which BD commits its resources to the sale of products is entirely within BD's control. BD is not obligated to pursue the development and commercialization of these products. Therefore, our licensing arrangements with BD may not result in the successful commercialization of products incorporating our technology and may not generate any future royalty payments. If BD terminates the licensing agreements, is unsuccessful in developing or selling the products subject to the license agreement or otherwise determines not to pursue the development and sale of these licensed products, our business will be significantly harmed.

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

         o utilize substantial cash resources and incur substantial debt, which may place constraints on our operations;

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

         If we raise additional capital by issuing equity securities, our stockholders' percentage ownership will be reduced, and our stockholders may experience substantial dilution. In this regard, we issued 3,598,844 shares of our common stock in a private placement completed in August 2003, from which we received net proceeds of approximately $16,000,000. Any equity securities issued in future equity offerings may provide rights, privileges or preferences superior to our common stock. If we raise additional funds by issuing debt securities, we may be subject to significant restrictions on our operations. If we raise additional funds through joint ventures or other collaborations and license arrangements, we may be required to relinquish rights to our technology or products incorporating our technology or grant licenses on terms that are not favorable to us.

         If adequate funds are not available on acceptable terms, we may have to reduce the scope of, or cease, our operations.

Products incorporating our technology must receive regulatory approval in the United States and foreign jurisdictions; we rely on our licensees to obtain such approvals when we license our product technology, and if they are not successful in obtaining or maintaining approvals, the sale of products incorporating our technology and our ability to realize royalty revenues would be impaired.

         Products incorporating our technology are medical devices subject to regulation by the United States Food and Drug Administration (FDA). The FDA regulates, among other things, product manufacture, labeling, distribution, and promotion of medical devices in the United States. Medical devices incorporating our technology must be cleared or approved by the FDA before they can be sold in the United States.

         Our licensees pursue regulatory approvals. As a result, our ability to receive royalties from products incorporating our licensed technology may be impaired or delayed if the licensees do not devote sufficient resources to the regulatory approval effort. Moreover, obtaining FDA approval or clearance to market a product can be a lengthy and costly process, which in some cases involves extensive clinical studies. Our licensees may not be able to obtain the necessary FDA authorizations to enable marketing of products incorporating licensed technology in a timely fashion, or at all.

         Even if our licensees obtain the necessary approvals or clearances, later problems with the product could cause the FDA to suspend or revoke the approvals or clearances. Also, if the FDA authorizes marketing of products incorporating licensed technology, our licensees will be subject to continuing requirements governing, among other things, modifications made to the products' labeling, the claims that can be made for the products, reporting of adverse events and recalls and manufacturing processes. We could confront similar difficulties and obstacles if, in connection with joint venture or similar arrangements, we directly pursued regulatory approvals or clearances. Failure to comply with the FDA's requirements can result in issuance of FDA Warning Letters, agency refusal to approve or clear products, revocation or withdrawal of approvals previously granted, product seizures, injunctions, recalls, operating restrictions, limitations on continued marketing and civil and criminal penalties.

         There is a different set of regulatory requirements in place for the European Union (EU). To market a product in the EU a manufacturer must be entitled to affix to the device a CE marking, which is a European symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. A CE marking allows a device to be marketed in all member states of the EU and accordingly, failure to be entitled to affix a CE marking will prohibit the marketing of a device anywhere in the EU.

         The responsibilities for compliance with the CE requirements lies with the "manufacturer of the device," which is defined in the Medical Devices Directive (MDD) as the party responsible for the design, manufacture, packaging and labeling of the device before it is placed on the EU market, regardless of whether these operations are carried out by this party or on its behalf. Accordingly, we rely upon our licensees and strategic collaborators under whose names products incorporating our technology are marketed to satisfy the necessary compliance criteria, and if our licensees do not devote sufficient resources to this process, our ability to receive royalties from the sale of the products by the licensees and strategic collaborators will be diminished. Furthermore, the licensees and strategic collaborators may not be able to satisfy the necessary requirements to allow marketing of products based on our technology in a timely fashion or at all.

         In the case of devices incorporating a medicinal product as a single integrated product, such as the safety pre-filled glass syringe, the regulatory requirements are those relating to medicines as opposed to devices, in which case our licensees and, if applicable, our strategic collaborators, must make an application for a marketing authorization under Directive 65/65 EEC. The application must be made to one EU country, and if approved, is then mutually recognized in all other remaining EU countries. The process can be very lengthy, if authorization is granted at all.

         Our failure or the failure of our licensees or strategic collaborators to comply with the FDA and other applicable foreign or domestic regulations could cause our business to be harmed significantly.

Products manufactured under our control through a contract manufacturer must receive regulatory approval and if we are not successful in obtaining or maintaining approvals, the sale of these products would be suspended.

         We plan to manufacture and market some products incorporating our technology, either ourselves, or through joint ventures or other contractual arrangements under which third parties manufacture and, in some instances, sell our products. These contractual arrangements will require us to seek separate clearance or approval by the FDA of these products, to pay user fees for applications filed and to comply with ongoing FDA requirements for submission of safety and other post-market information. These arrangements also may involve our assumption of commercial manufacturing responsibility with respect to some of our products. If we engage in commercial manufacturing, we will be required to adhere to requirements pertaining to the FDA's current Quality System Regulation, commonly known as the QSR. The current QSR requirements govern the methods, facilities and controls used for the manufacture, testing, design, packaging, labeling and storage of medical devices. Compliance with QSR requirements will involve continued expenditure of time, money, and effort. We may not be able to comply with current QSR regulations or other FDA regulatory requirements, resulting in delay or inability to manufacture the products. To the extent that we utilize contract manufacturers, those manufacturers will be subject to the QSR and other requirements described above.

         Our failure or the failure of our licensees or contract manufacturers to comply with FDA and other applicable regulations could cause our business to be harmed significantly.

We are dependent on our licensees and contract manufacturers for the manufacture of products incorporating our technology.

         We previously have relied on our licensees to arrange for the commercial manufacture of products incorporating our technology. Our licensees generally manufacture products incorporating our technology at their own facilities. Pursuant to an agreement between Owens-Illinois, Closure Inc. and us, Owens-Illinois is manufacturing one of our products and may manufacture another if we enter into a distribution agreement for that product. Contracting with third parties or relying on licensees to manufacture products incorporating our technology presents the following risks:

         o delays in the manufacture of the products could have a material adverse effect on the marketing of the products;

         o the manufacturers may not comply with requirements imposed by the FDA or other governmental agencies, which are described in the preceding risk factor;

         o we may have to share intellectual property rights to improvements in the manufacturing processes or new manufacturing processes for the products;

         o in those instances where we seek third party manufacturers, we may not be able to locate acceptable manufacturers or enter into favorable long-term agreements with them; and

         o we may not be able to find substitute manufacturers, if necessary.

         Any of these factors could delay commercialization of products incorporating our technology and adversely affect the sale of the products and our license or joint venture revenues.

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

         o operate without infringing the proprietary rights of others; and

         o otherwise maintain adequate protection of our technology and products in the United States and other countries.

         We have a number of patents and pending United States patent applications relating to our product technology. Patent applications filed by us or on our behalf may not result in patents being issued to us. Even if a patent is issued, the patent may not afford protection against competitors with similar technology. Furthermore, others may independently develop similar technology or duplicate our technology.

         Our commercial success depends in part on our avoiding the infringement of patents and proprietary rights of other parties and developing and maintaining a proprietary position with regard to our own technology and products. We cannot predict with certainty whether we will be able to enforce our patents. We may lose part or all of our patents as a result of challenges by competitors. Patents that may be issued, publications relating to technology subject to our patent applications or other actions could block our ability to obtain patents or to operate as we would like. Others may develop similar technology or duplicate technology that we have developed or claim that we are infringing their patents.

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

Because we are dependent on a single core technology, we are particularly vulnerable to the development of products incorporating competing technology and technological change.

         All of the products we have designed and developed to date, and products we currently intend to design and develop, are based upon our proprietary retraction technology. Our focus on a single core technology makes us vulnerable to the development of superior competing products and changes in technology that could eliminate any demand for products incorporating our technology. Our business would suffer if a superior competing product were developed, or if there were a reduced demand for products incorporating our technology. Moreover, we may not be able to successfully develop additional product applications of our technology.

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

Products incorporating our technology may not achieve market acceptance.

         The use of safety needles is relatively new. Although the market for syringes, fluid collection devices and infusion therapy devices is large, actual sales of products incorporating our technology have not been significant. Sales of products incorporating our technology will depend mostly upon our licensees' ability to demonstrate the operational and safety advantages of products incorporating our technology compared to standard syringes, fluid collection devices and infusion therapy devices, and safety medical devices developed by competitors. Our licensees and others who have contracted to sell products incorporating our technology may be unable to sell products due to the higher cost of safety medical devices relative to standard medical devices. There may never be a significant demand for products incorporating our technology.

We are dependent on the sales and marketing efforts of our licensees and strategic collaborators to sell products incorporating our technology, and our business will suffer if our licensees or strategic collaborators do not successfully market these products.

         We currently have limited sales and marketing capabilities, and we do not intend to build a sales and marketing infrastructure for commercial sales of products incorporating our technology. Accordingly, we are dependent on our licensees and other strategic collaborators to sell products incorporating our technology and generate royalties for us. If our licensees and strategic collaborators do not devote sufficient effort to the sale and marketing of products incorporating our technology, or are otherwise unsuccessful in marketing these products, our business will suffer. In this regard, the co-promotion agreement with Abbott Laboratories to co-market our pre-filled injector products has not been successful.

We are subject to product liability claims.

         The manufacture and sale of medical devices entails an inherent risk of liability in the event of product failure or claim of harm caused by product operation. We may not be able to avoid product liability claims. Although we currently maintain product liability insurance coverage ($1,000,000 per occurrence and in the aggregate), such coverage may not be sufficient to protect us or may not remain available at a reasonable cost. If we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we could be severely harmed if a person brings a successful product liability claim against us.

Our markets are highly competitive.

         The safety medical device market is highly competitive. Products incorporating our technology will compete in the United States and abroad with the safety products and standard products manufactured and distributed by companies such as:

         o Tyco International, Inc. (Kendall Healthcare Products Company),
         o B. Braun,
         o Terumo Medical Corporation of Japan,
         o Med-Hut, Inc., and
         o Johnson & Johnson.

         Developers of safety medical devices against whom we compete include:

         o New Medical Technologies,
         o Retractable Technologies, Inc.,
         o Univec, Inc.,
         o Specialized Health Products International, Inc., and
         o Safety Syringes, Inc.

         Many of our competitors are substantially larger and better financed than we are and have more experience in developing medical devices than we do. These competitors may use their substantial resources to improve their current products or to develop additional products that may compete more effectively with products incorporating our technology. In addition, new competitors may develop products that compete with products incorporating our technology, or new technology may arise that could significantly affect the demand for products incorporating our technology. We cannot predict the development of future competitive products or companies. We will be materially adversely affected if we are unable to compete successfully.

Our stock price is volatile.

         Historically, our stock price, like the market price of the securities of other companies engaged in the design and development of medical devices, has fluctuated widely. In this regard, the closing price per share of our stock as reported by Nasdaq declined from $42.15 on July 26, 2001 to $2.93 on April 9, 2003. On February 25, 2004, the closing price per share was $3.75. Our stock price may be subject to similar future fluctuations in response to:

         o announcements regarding technological innovations by us or our competitors;

         o the licensing of products or the formation of joint ventures or similar arrangements by us or our competitors;

         o government regulatory action regarding products incorporating our technology;

         o the development of new products by us or our competitors;

         o general conditions in the medical device industry;

         o quarter-to-quarter variations in operating results; and

         o our failure to meet analysts' expectations.

         Investors may lose money upon the resale of our shares.

Our common stock is subject to dilution.

         As of December 31, 2003, there were 16,572,390 shares of our common stock issued and outstanding. In addition, an aggregate of 3,686,125 additional shares of our common stock are issuable pursuant to stock options granted under our Non-Qualified Stock Option Plan and warrant agreements and 59,702 shares of our common stock are subject to restricted stock grants. As of March 1, 2004, 144,073 shares of our common stock were available for issuance under our Non-Qualified Stock Option Plan. Our common stock may be subject to further dilution should we offer our equity securities in the future.

We are unlikely to pay dividends on our common stock.

         No cash dividends have been paid on our common stock. We anticipate that future earnings, if any, will be used to finance operations and expand our business. Accordingly, we do not anticipate that we will pay cash dividends in the future.

Provisions of our Certificate of Incorporation and the Delaware General Corporation Law provide barriers to takeover offers even though such offers could be beneficial to our stockholders.

         Various provisions of our certificate of incorporation and bylaws and Delaware law could delay or prevent a third party from acquiring shares of our stock.

         We have an authorized class of 5,000,000 shares of preferred stock, none of which are issued and outstanding. The Board of Directors has the authority, without shareholder approval, to issue preferred stock in one or more series and to fix the relative rights and preferences of the preferred stock, including their redemption, dividend and conversion rights. In addition, our certificate of incorporation provides for a classified board of directors, with each board member serving a staggered three-year term, although we intend to seek stockholder approval at our 2004 annual meeting of an amendment that will eliminate the classification of the Board of Directors. The issuance of preferred stock and the existence of a classified board of directors could have the effect of delaying, deterring or preventing a change in control.

         Section 203 of the Delaware General Corporation Law generally prohibits a public Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. "Business combination" is defined to include mergers, asset sales and other specified transactions resulting in a financial benefit to the interested stockholder. An "interested stockholder" is defined as a person who, together with affiliates and associates, owns (or, within the prior three years, did own) 15% or more of a corporation's voting stock. Section 203 may discourage transactions in which our stockholders might otherwise receive a premium for their shares over the then current price and may limit our stockholders' ability to approve transactions even if they believe the transaction is in their best interests.

ITEM 2. PROPERTIES

         We lease approximately 26,000 square foot facility in Ventura, California. In addition to our corporate offices, the facility includes space for the following:

         o a research and development laboratory equipped with assembly and test equipment for concept modeling and product development;

         o a machine shop equipped with tools for the fabrication of new product parts for concept modeling and assembly; and

         o a 3,120 square foot class 100,000 clean room used for the assembly of prototypes.

         Our annual lease payments for this facility are approximately $182,131 and the lease expires on October 31, 2008.

ITEM 3. LEGAL PROCEEDINGS

         There are no legal proceedings pending or, to the knowledge of management, threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock trades on the Nasdaq National Market under the symbol "MEDC." Set forth below are the high and low sales prices of our common stock, as reported by Nasdaq, during each of the quarterly periods in 2002 and 2003.

Market Information

Fiscal year ended December 31, 2002                                             High                     Low
-----------------------------------                                           -------                  -------
First Quarter....................................................             $ 27.20                  $ 11.60
Second Quarter...................................................               17.19                     9.82
Third Quarter....................................................               12.99                     3.03
Fourth Quarter...................................................                8.26                     3.10

Fiscal year ended December 31, 2003                                             High                     Low
-----------------------------------                                           -------                   ------
First Quarter....................................................             $ 10.13                   $ 2.90
Second Quarter...................................................                5.29                     2.90
Third Quarter....................................................                5.62                     3.69
Fourth Quarter...................................................                4.50                     3.25

Holders

         As of February 25, 2004, we estimate that we had approximately 121 holders of record of our common stock. We believe that the number of beneficial holders of our stock is greater.

Dividends

         We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business.

ITEM 6.  SELECTED FINANCIAL DATA

         The following data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Form 10-K.

                                 2003           2002           2001           2000             1999
-------------------------------------------------------------------------------------------------------
Year ended:
  Revenue...............      $   826,725    $   474,325    $ 2,330,000    $ 4,128,993      $        --
  Net loss..............       (6,046,489)    (8,081,061)    (4,026,991)    (2,793,365)      (4,247,473)


  Dividends on Series A
    preferred stock.....               --             --             --        150,000               --
  Net loss per common
    Share...............      $     (0.42)   $     (0.67)   $     (0.38)   $     (0.30)     $     (0.53)

At:
  Total assets..........      $28,546,429    $16,989,224    $ 8,259,960    $ 8,565,573      $ 7,257,286
  Debt..................            1,506          4,080         16,806         20,895        1,073,797
-------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         We consider the following to be the most important matters on which management focuses in evaluating our operating performance and financial condition.

         Revenue Growth. We believe that revenue growth is the key factor affecting our results of operations. Our revenues have historically consisted of royalties and up-front licensing fees. In 2003, we also recognized revenues in connection with sales of our 1Shot Safety Dental Syringe. Our arrangement regarding the sale of the 1Shot Safety Dental Syringe, under which we have contracted for manufacture and distribution of the product, but have not transferred our intellectual property rights, provides greater potential for per unit revenues than would be the case if the product was licensed. Nevertheless, we believe our short term revenue growth will largely be dependent on the efforts of BD in selling products incorporating technology licensed from us. The extent to which BD commits its resources to the sale of these products is entirely within BD's control. Management has been disappointed with the pace of commercialization of these products in the past, and has encouraged BD to accelerate its efforts. In this regard, although license revenues from BD have increased, all of such revenues constitute minimum royalties. However, we are encouraged by BD's launch of the BD Vacutainer(TM) Push Button Collection Set in June 2003 and the 1 ml version of the Integra Syringe in February 2004 in addition to the growth in sales of the 3 ml Integra Syringe in 2003.

         Management also is focused on increasing revenues by seeking to license additional products that are not currently subject to licenses, by entering into additional collaborative arrangements and possibly by acquiring complimentary businesses.

         We rely on our licensees to provide us with sales information in order to calculate the royalties due to us as a result of those sales. While we have to date relied on this sales information without independent verification, we are currently developing appropriate procedures to verify this information in the future.

         Liquidity. We have historically generated cash principally from issuances of equity and up-front licensing fees. Although we believe that our cash derived from these sources is sufficient to support ongoing operations for at least the next twelve months, our ultimate success depends on our ability to generate revenues to support operations. If we cannot generate sufficient revenues to support operations, we will likely have to rely upon debt or equity financing. There is no assurance we will be able to obtain such financing.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

         Total revenue in 2003 was $826,725 compared to revenue of $474,325 in 2002. Revenue in 2003 reflected the sales of the 1Shot Safety Dental Syringe as well as royalty payments under our licensing agreements, including $445,701 in minimum royalty payments from BD and Enpath Medical, Inc. Revenue in 2002 also reflected royalty payments from the sale of our licensed products.

         General and administrative expenses were $5,927,713 in 2003, a decrease of $674,707 as compared to general and administrative expenses of $6,602,420 in 2002. The decrease was primarily due to a reduction of expenditures for employee compensation of approximately $227,000 resulting from a reduction in staff, legal expenses of approximately $266,000, professional costs of approximately $125,000 and stock based compensation of approximately $309,000 resulting from the issuance of options, restricted stock grants and warrants, offset by an increase in bad debt expense of $250,000.

         Research and development expenses for the year ended December 31, 2003 were $1,484,891, a decrease of $484,818 as compared to research and development expenses of $1,969,709 for the corresponding period in 2002. The decrease is partially attributable to a $350,000 charge recorded in December 2002 resulting from the settlement of a claim by our former Director of Research and Development and consulting costs of approximately $96,000 in 2002 related to the implementation of a quality program required for companies engaged in the manufacture of product.

         Investment income was $693,765 in 2003, an increase of $344,561 as compared to $349,204 in the corresponding period in 2002. The increase was due primarily to an increase of approximately $11,000,000 in invested cash in 2003.

         In 2002, we recorded an impairment charge on our investment in Enpath Medical Inc. (formerly Medamicus) of $331,419.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

         Total revenue in 2002 was $474,325 compared to revenue of $2,330,000 in 2001. Revenue in 2002 consisted of royalty payments from the sale of our licensed products. Revenue in 2001 consisted principally of an up-front license payment from Enpath Medical Inc. (formerly Medamicus) for our license of the Safety Seldinger Introducer Needle for use in arterial access.

         General and administrative expenses were $6,602,420 in 2002, an increase of $1,100,033 as compared to general and administrative expenses of $5,502,387 in 2001. The increase was primarily due to an increase of approximately $455,000 in employee compensation related to the hiring of a Chief Operating Officer, additional administrative personnel, legal expenses of approximately $375,000 related to the resolution of the royalty rate dispute with BD and professional costs of approximately $234,000.

         Research and development expenses for the year ended December 31, 2002 were $1,969,709, an increase of $896,386 as compared to research and development expenses of $1,073,323 for the corresponding period in 2001. The increase was primarily due to a charge of $350,000 recorded in December 2002 resulting from the settlement of a claim by our former Director of Research and Development, an increase in employee compensation cost of approximately $214,000 to support research and development, regulatory application costs of approximately $128,000 associated with the Dental Pre-filled Cartridge Injector and costs of approximately $200,000 associated with the development of new products.

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

Liquidity and Capital Resources

         In 2003, our principal sources of cash were the net proceeds of approximately $16,000,000 from our August 2003 private placement of common stock, the $2,241,329 of cash generated from our sale of Enpath Medical Inc. common stock, licensing fees of $253,069 and $76,329 from the sale of products. In 2002, our principal source of cash was the net proceeds of approximately $14,200,000 from our March 2002 private placement of common stock.

         Our primary uses of cash in 2003 consisted of general and administrative costs, including cash payments of $2,115,645 for salaries and research and development costs and $439,371 to purchase automated equipment and molds necessary for Owens-Illinois to manufacture the 1Shot Safety Dental Cartridge Syringe. General and administrative costs in 2002 included cash payments of $2,687,661 for salaries and research and development costs.

         At December 31, 2003, we had a revolving line of credit under which we may borrow up to $3,000,000. This facility can be used to fund working capital needs and finance capital equipment purchases. Advances for capital equipment financing may not exceed $600,000 and borrowings would be collateralized by substantially all of our assets. Any borrowings to meet working capital needs would bear interest at LIBOR plus 2.25%, while borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. The facility expires on May 31, 2004, and there is no assurance that we will be successful in negotiating a continuation of the availability of the line of credit or the terms that will be made available to us. There were no amounts outstanding under the agreement at December 31, 2003.

         At December 31, 2003, we had cash, cash equivalents and available for sale securities of $25,029,749 as compared to $14,165,300 at 2002. We believe that we have sufficient funds to support our planned operations for at least the next twelve months. The availability of resources over a longer term will be dependent on our ability to enter into licensing agreements, the amount of royalty payments we receive from our current and future licensees, our ability to enter into and profitably operate under collaborative arrangements, and our ability to raise additional equity or debt financing. We have not generated sufficient cash flows from operations to support our operations on an on-going basis and anticipate that we may need to seek additional sources of funding in the future. If we are unsuccessful in negotiating additional agreements, or if licensing revenues are insufficient to support our operations, we may be required to reduce the scope of, or cease, our operations.

Contractual Obligations

         Our contractual obligations as of December 31, 2003 consist of the following:

                                                        Payments due by period
                                ------------------------------------------------------------------------
                                         Total        Less than 1 year      1-3 years         3-5 years
                                ------------------------------------------------------------------------
Capital lease obligations                1,506              1,506                   -              -
Operating lease obligations            911,209            185,104             353,086        373,019
                                ------------------------------------------------------------------------
Total                                 $912,715           $186,610           $ 353,086     $  373,019
                                ========================================================================

         During 2003, we renewed our lease for office space in Ventura, California. The renewal is for five years beginning November 1, 2003 and terminating October 31, 2008. The base rent of $15,310 per month will be increased annually by 3%.

Critical Accounting Policies and Estimates

         In preparing our financial statements, we are required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. We discuss below the more significant estimates and related assumptions used in the preparation of our consolidated financial statements. If actual results were to differ materially from the estimates made, the reported results could be materially affected.

         Patents. The Company capitalizes costs incurred in connection with patent acquisitions, patent applications and patent defenses. These costs are amortized using the straight line method over the estimated useful life of the patents, not to exceed the legal life. The carrying value of the patents are regularly reviewed by management and impairments, if any, are recognized when the expected future cash flows derived from the patent is less than the carrying value. The estimates of useful lives of the patents and expected future cash flows are based on a number of factors including product demand, market conditions, technology developments and the activities of our competitors. If future events or evaluations cause management to conclude that the value of one or more patents is impaired, we may recognize significant losses, and our financial condition may be negatively affected, in the future.

         Available for Sale Securities. Available-for-sale securities are reported at a fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of "Accumulated other comprehensive income
(loss)" in stockholders' equity.

         We record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary. In determining if a decline in market value below cost for a publicly traded security is other-than-temporary, we evaluate the relevant market conditions, offering prices, trends of earnings, price multiples and other key measures. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period to the extent of the decline below the carrying value of the investment. Adverse changes in market conditions or poor operating results of underlying investments could result in additional other-than-temporary losses in future periods. Moreover, if management's evaluation is not correct, we may recognize significant impairment losses in later periods.

New Accounting Standards

         In July 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150. This Statement establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires the classification of a financial instrument that is within its scope as a liability. This Statement is effective for instruments entered into or modified after May 31, 2003. The adoption of this pronouncement will not impact our financial position or results of operations.

          In January 2003, the FASB issued Interpretation No. 46 or FIN 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In October 2003, the FASB issued FASB Staff Position FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities" deferring the effective date for applying the provisions of FIN 46 for public entities' interests in variable interest entities or potential variable interest entities created before February 1, 2003 until financial statements of interim or annual periods that end after December 15, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities." This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. We have no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on our consolidated financial position or results of operations. However, if we enter into any such arrangement with a variable interest entity in the future or an entity with which we have a relationship is reconsidered based on guidance in the revised interpretation to be a variable interest entity, our consolidated financial position or results of operations might be impacted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no amounts outstanding under our revolving line of credit at December 31, 2003. If we were to borrow under our credit facility, borrowings to meet working capital needs would bear interest at LIBOR plus 2.25% and borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. As a result, any such borrowings would be subject to interest rate fluctuations which could increase our interest expense, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)      Change in Internal Control over Financial Reporting

         No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

         This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:

         1. Financial Statements. The following financial statements and notes thereto of Med-Design which are attached hereto beginning on page F-1, have been incorporated by reference into Item 8 of this Report on Form 10-K:

                                                                          Page
                                                                          ----
     Report of Independent Auditors                                        F-2
     Consolidated Balance Sheets as of December 31, 2003 and 2002          F-3
     Consolidated Statements of Operations for years ended
           December 31, 2003, 2002 and 2001                                F-4
     Consolidated Statements of Stockholders' Equity and Comprehensive
           Loss for the years ended December 31, 2003, 2002 and 2001       F-5
     Consolidated Statements of Cash Flows for the years ended
           December 31, 2003, 2002 and 2001                                F-6
     Notes to Consolidated Financial Statements                            F-7

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

     Exhibit
     Number                        Description
     ------                        -----------
     3.1 (1)     Certificate of Incorporation of Med-Design.
     3.2 (8)     Certificate of Amendment to Certificate of Incorporation of
                 Med-Design.
     3.3 (1)     Bylaws of Med-Design.
     4.1 (1)     Specimen of Common Stock Certificate of Med-Design.
     10.1 (4)    Amended and Restated Non-Qualified Stock Option Plan.
     10.2 (2)    Lease Agreement dated June 15, 1995 between Moen Development and MDC Research Ltd. and guaranteed by Med-Design.
     10.3        Renewal Lease Agreement dated November 1, 2003, Moen
                 Development and MDC Research Ltd.**
     10.8 (4)    Licensing and Option Agreement dated December 11, 1998 with
                 Becton, Dickinson and Company.
     10.9 (4)    Equity agreement dated December 11, 1998 with Becton, Dickinson and Company.
     10.10 (5)   Addendum to License Agreement dated December 11, 1999 with
                 Becton, Dickinson and Company.
     10.11 (5)   Warrant dated March 5, 1999 between Med-Design and
                 Joseph Bongiovanni.*
     10.12 (5)   Second Addendum to License Agreement dated January 25, 2000 with Becton, Dickinson and Company.
     10.13 (6)   Warrant Agreement dated April 25, 2000 between Med-Design and
                 Lawrence Ellis.*
     10.15 (6)   Licensing Agreement dated May 11, 2000 with Becton, Dickinson and Company.
     10.16 (7)   2001 Equity Compensation Plan.
     10.17       Employment Agreement dated October 10, 2002 between Med-Design and James Donegan.
     10.18       Employment Agreement dated October 10, 2002 between Med-Design and Joseph Bongiovanni.
     10.19       Employment Agreement dated October 10, 2002 between Med-Design and Lawrence D. Ellis.
     10.20       Employment Agreement dated May 15, 2002 between Med-Design and
                 David Dowsett
     10.21       Employment Agreement extension dated October 17, 2003 between
                 Med-Design and David Dowsett
     21.1        List of Subsidiaries of Med-Design.
     23.1        Consent of PricewaterhouseCoopers LLP.**
     31.1        Certificate of the Chief Executive Officer required by
                 Rule 15d - 14(a). **
     31.2        Certificate of the Chief Financial Officer required by
                 Rule 15d - 14(a). **
     32.1        Certificate of the Chief Executive Officer required by
                 Rule 15d - 14(b). **
     32.2        Certificate of the Chief Financial Officer required by
                 Rule 15d - 14(b). **
     99.1        Experts**
-----------------------
* Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K
**       Filed herewith

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

                                                THE MED-DESIGN CORPORATION


Date:    March 10, 2004                         By: James M. Donegan
                                                    ----------------
                                                    James M. Donegan
                                                    President and Chief
                                                    Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                                                Date
---------                                -----                                                ----
James M. Donegan                         Chairman of the Board, President and Chief           March 8, 2004
---------------------------------        Executive Officer (Principal Executive Officer)
James M. Donegan

Lawrence D. Ellis                        Vice President, Finance and Chief Financial          March 8, 2004
---------------------------------        Officer (Principal Financial Officer and Principal
Lawrence D. Ellis                        Accounting Officer)


Joseph N. Bongiovanni, III               Director                                             March 8, 2004
---------------------------------
Joseph N. Bongiovanni, III

D. Walter Cohen                          Director                                             March 8, 2004
---------------------------------
D. Walter Cohen

Pasquale L. Vallone                      Director                                             March 8, 2004
---------------------------------
Pasquale L. Vallone

Gilbert M. White                         Director                                             March 8, 2004
---------------------------------
Gilbert M. White

Ralph Balzano                            Director                                             March 8, 2004
---------------------------------
Ralph Balzano

Vincent J. Papa                          Director                                             March 8, 2004
---------------------------------

Vincent J. Papa

James E. Schleif                         Director                                             March 8, 2004
---------------------------------
James E. Schleif

Stephen E. Smith, Jr.                    Director                                             March 8, 2004
---------------------------------
Stephen E. Smith, Jr.

Paul Castignani                          Director                                             March 8, 2004
---------------------------------
Paul Castignani

                                      Index to Consolidated Financial Statements


                                                                                                                Page
                                                                                                                ----
     Report of Independent Auditors..............................................................                F-2

     Consolidated Balance Sheets as of December 31, 2003 and 2002 ...............................                F-3

     Consolidated Statements of Operations for years ended                                                       F-4
          December 31, 2003, 2002 and 2001.......................................................

     Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the years                        F-5
          ended December 31, 2003, 2002 and 2001.................................................

     Consolidated Statements of Cash Flows for the years ended                                                   F-6
          December 31, 2003, 2002 and 2001.......................................................

     Notes to Consolidated Financial Statements..................................................        F-7 to F-22

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of

The Med-Design Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a) (1) on page 24 present fairly, in all material respects, the financial position of The Med-Design Corporation and its subsidiaries (the Company) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, PA

March 5, 2004

                                        THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,     December 31,
                                                                                                2003             2002
                                                                                            ------------     ------------
ASSETS
Current Assets:
    Cash and cash equivalents..........................................................     $  5,198,837     $  1,917,130
    Available-for-sale securities......................................................       19,830,912       12,248,170
    Trade receivables..................................................................          655,056          143,587
    Prepaid expenses and other current assets..........................................          305,004          420,590
                                                                                            ------------     ------------

       Total current assets............................................................       25,989,809       14,729,477

    Note receivable - related party....................................................               --          250,000
    Property, plant, and equipment, net................................................          782,872          345,130
    Patents, net of accumulated amortization of $843,134 and $659,144
       at December 31, 2003 and December 31, 2002, respectively........................        1,773,748        1,664,617
                                                                                            ------------     ------------
    Total Assets.......................................................................     $ 28,546,429     $ 16,989,224
                                                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion capital lease obligations..........................................     $      1,506     $      2,574
    Accounts payable...................................................................          451,110          290,775
    Accrued compensation and benefits..................................................          162,740          513,021
    Accrued professional fees..........................................................          138,950          100,000
    Other accrued expenses.............................................................           27,466           43,512
                                                                                            ------------     ------------
       Total current liabilities.......................................................          781,772          949,882

    Capital lease obligations, less current maturities.................................               --            1,506
                                                                                            ------------     ------------

       Total liabilities...............................................................          781,772          951,388
                                                                                            ------------     ------------

Commitments and Contingencies (Note 7)

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized; No shares issued and outstanding as of December 31, 2003 and 2002,
       respectively....................................................................               --               --

    Common stock, $.01 par value, 30,000,000 shares authorized; 16,572,390 and
       12,519,798 shares issued and outstanding at
       December 31, 2003 and 2002, respectively........................................          165,724          125,198
    Additional paid-in capital.........................................................       71,033,777       53,083,149
    Accumulated deficit................................................................      (43,279,731)     (37,233,242)
    Accumulated other comprehensive (loss) income......................................         (155,113)          62,731
                                                                                            ------------     ------------

Total stockholders' equity.............................................................       27,764,657       16,037,836
                                                                                            ------------     ------------

Total Liabilities and Stockholders' Equity.............................................     $ 28,546,429     $ 16,989,224
                                                                                            ============     ============





                        The accompanying notes are an integral part of these financial statements.

                                THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Year Ended December 31,
                                                              2003             2002               2001
                                                           -----------      -----------       ------------
Revenue................................................    $   826,725      $   474,325       $  2,330,000
                                                           -----------      -----------       ------------

Operating expense:.....................................
     Product costs.....................................        153,953               --                 --
     General and administrative........................      5,927,713        6,602,420          5,502,387
     Research and development..........................      1,484,891        1,969,709          1,073,323
                                                           -----------      -----------       ------------

     Total operating expenses..........................      7,566,557        8,572,129          6,575,710

Loss from operations...................................     (6,739,832)      (8,097,804)        (4,245,710)
Interest expense.......................................           (422)          (1,042)           (10,645)
Investment income......................................        693,765          349,204            229,364
Realized loss on investments...........................             --         (331,419)                --
                                                           -----------      -----------       ------------

Net loss...............................................    ($6,046,489)     ($8,081,061)       ($4,026,991)
                                                           ===========      ===========       ============

Basic and diluted loss per common share ...............        ($ 0.42)          ($0.67)            ($0.38)


Weighted average common shares outstanding.............     14,282,613       12,116,143         10,666,754









                 The accompanying notes are an integral part of these financial statements.

                                             THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                       AND COMPREHENSIVE LOSS


                                                                                                         Unrealized
                                                                                                           Gains &
                                                                                                           Loss On
                                                                               Additional                 Available-
                                    Preferred              Common               Paid-In      Accumulated   For-Sale    Stockholders'
                                      Shares    Amount     Shares     Amount     Capital      Deficit     Securities      Equity
                                    ---------   ------   ----------  --------  -----------  ------------  ----------   ------------
Balance, December 31, 2000.........        --   $   --   10,541,320  $105,413  $32,974,466  ($25,125,190) $   25,919   $  7,980,608

Issuance of common stock in
    connection with exercise of
    stock options and  warrants....                         422,066     4,221    2,102,778                                2,106,999
Stock based compensation...........                                              1,792,082                                1,792,082
Change in unrealized gains
    (loss) on available-for-sale-
    securities ....................                                                                           30,861         30,861

  Net loss.........................                                                           (4,026,991)                (4,026,991)
                                    ---------   ------   ----------  --------  -----------  ------------  ----------   ------------

Balance December 31, 2001..........        --   $   --   10,963,386  $109,634  $36,869,326  ($29,152,181) $   56,780   $  7,883,559
  Issuance of common stock in
    connection with exercise of
    stock options and warrants ....                         103,784     1,038      252,046                                  253,084
  Issuance of common stock in
    connection with private
    placement, net.................                       1,326,260    13,262   14,179,178                               14,192,440
  Issuance of stock in
    connection with employment
    agreements.....................                         126,368     1,264       (1,264)                                      --
  Stock based compensation.........                                              1,783,863                                1,783,863
  Change in unrealized gains
    (loss) on Available-for-sale-
    securities ....................                                                                            5,951          5,951

  Net loss.........................                                                           (8,081,061)                (8,081,061)
                                    ---------   ------   ----------  --------  -----------  ------------  ----------   ------------

Balance December 31, 2002..........        --   $   --   12,519,798  $125,198  $53,083,149  ($37,233,242) $   62,731   $ 16,037,836
                                    ---------   ------   ----------  --------  -----------  ------------  ----------   ------------
  Issuance of common stock in
    connection with exercise of
    stock options and warrants.....                         320,900     3,209      594,590                                  597,799
  Issuance of common stock in
    connection with private
    placement, net.................                       3,598,844    35,989   15,874,080                               15,910,069
  Issuance of stock in
    connection with employment
    agreements ....................                         126,368     1,263       (1,263)                                      --
  Issuance of stock in
    connection with private
    investor loan .................                           6,480        65          (65)
  Stock based compensation.........                                              1,483,286                                1,483,286
  Change in unrealized gains
    (loss) on Available-for-sale-
    securities ....................                                                                         (217,844)      (217,844)

  Net loss.........................                                                           (6,046,489)                (6,046,489)
                                    ---------   ------   ----------  --------  -----------  ------------  ----------   ------------

Balance December 31, 2003..........        --   $   --   16,572,390  $165,724  $71,033,777  ($43,279,731)  ($155,113)  ($27,764,657)
                                    =========   ======   ==========  ========  ===========  ============  ==========   ============

                                                          [RESTUBBED TABLE]

                                    Comprehensive
                                     Income (Loss)
                                     ------------
Balance, December 31, 2000.........  ($2,797,406)

Issuance of common stock in
    connection with exercise of
    stock options and  warrants....
Stock based compensation...........
Change in unrealized gains
    (loss) on available-for-sale-
    securities ....................        30,861

  Net loss.........................    (4,026,991)
                                     ------------

Balance December 31, 2001..........   ($3,996,130)
  Issuance of common stock in
    connection with exercise of
    stock options and warrants ....
  Issuance of common stock in
    connection with private
    placement, net.................
  Issuance of stock in
    connection with employment
    agreements.....................
  Stock based compensation.........
  Change in unrealized gains
    (loss) on Available-for-sale-
    securities ....................         5,951

  Net loss.........................    (8,081,061)
                                     ------------

Balance December 31, 2002..........   ($8,075,110)
                                     ------------
  Issuance of common stock in
    connection with exercise of
    stock options and warrants.....
  Issuance of common stock in
    connection with private
    placement, net.................
  Issuance of stock in
    connection with employment
    agreements ....................
  Issuance of stock in
    connection with private
    investor loan .................
  Stock based compensation.........
  Change in unrealized gains
    (loss) on Available-for-sale-
    securities ....................      (217,844)

  Net loss.........................    (6,046,489)
                                     ------------

Balance December 31, 2003..........   ($6,264,333)
                                     ============

                             The accompanying notes are an integral part of these financial statements.

                              THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                             2003            2002            2001
                                                         ------------    ------------     -----------
Cash flows from operating activities:
Net loss...........................................       ($6,046,489)    ($8,081,061)    ($4,026,991)
Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization................           420,333         511,307         350,514
      Loss (gain) from sale of available-for-sale
        securities.................................          (166,830)        (46,375)             --
      Default of related party note................           250,000              --              --
      Realized loss on available-for-sale securities               --         331,419              --
      Changes in operating assets and liabilities:
      Prepaid expenses and other current assets....          (119,059)       (274,376)         11,073
      Trade receivable.............................          (511,468)             --              --
      Stock-based compensation.....................         1,483,286       1,783,863       1,792,082
      Common stock received as licensing fee.......                --              --      (1,000,000)
        Accounts payable...........................           160,335          92,634        (118,466)
        Accrued expenses...........................          (327,377)        495,079         (86,009)
                                                          -----------     -----------     -----------
      Net cash used in operating activities........        (4,857,269)     (5,187,510)     (3,077,797)
                                                          -----------     -----------     -----------
Cash flows from investing activities:
    Purchase of property and equipment.............          (439,371)       (292,084)        (18,749)
    Additions to patents...........................          (293,191)       (148,577)       (209,001)
    Notes receivable - related party...............                --        (525,000)             --
    Repayment of Note receivable - related party...                --         275,000              --
    Investments in available-for-sale securities...       (16,579,932)    (12,125,034)     (1,570,600)
    Sale of available-for-sale securities..........         8,946,176       5,089,772       1,442,899
                                                          -----------     -----------     -----------
      Net cash used in investing activities........        (8,366,318)     (7,725,923)       (355,451)
                                                          -----------     -----------     -----------
Cash flows from financing activities:
    Capital lease payments.........................            (2,574)        (12,726)         (4,087)
    Warrants and stock options exercised...........           597,799         253,084       2,106,997
    Proceeds from private placement, net...........        15,910,069      14,192,440              --
                                                          -----------     -----------     -----------
      Net cash provided by financing activities....        16,505,294      14,432,798       2,102,910
                                                          -----------     -----------     -----------
Increase (decrease) in cash and cash equivalents...         3,281,707       1,519,365      (1,330,338)
Cash and cash equivalents, beginning of period.....         1,917,130         397,765       1,728,103
                                                          -----------     -----------     -----------
Cash and cash equivalents, end of period...........       $ 5,198,837     $ 1,917,130     $   397,765
                                                          ===========     ===========     ===========
Cash paid during the period:
    Interest paid..................................       $       422     $     1,042     $    10,645
Non-cash investing and financing activities:
    Change in unrealized (loss) gain on
      available-for-sale securities................          (217,844)          5,951          30,861
    Advances for purchase of fixed assets transferred
      from Prepaid Assets to Property and Equipment           234,645              --              --



              The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Nature of Business

         The Med-Design Corporation ("Med-Design" or the "Company") is principally engaged in the design, development and licensing of safety medical devices intended to reduce the incidence of accidental needlesticks. Each safety medical device we design and develop incorporates our proprietary needle retraction technology. Our technology enables health care professionals to retract a needle into the body of the medical device for safe disposal without any substantial change in operating technique. Med-Design's product technology generally can be categorized into the following five groups: hypodermic syringes used to inject drugs and other fluids into the body; fluid collection devices used to draw blood or other fluids from the body; infusion therapy devices used to provide access to patients' vessels; and specialty safety devices for needle based and other applications.

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

Available-for-Sale-Securities:
------------------------------

         Med-Design's investments are classified as available-for-sale securities and accordingly, any unrealized holding gains or losses, net of taxes, are excluded from income and recognized as a separate component of stockholders' equity until realized. Investments in marketable securities are made consistent with Med-Design's investment guidelines as developed by management and approved by the Board of Directors. Available-for-sale securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of "Accumulated other comprehensive income (loss)" in stockholders' equity.

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

2.       Significant Accounting Policies, continued

the Company recognizes an impairment loss in the current period to the extent of the decline below the carrying value of the investment. Adverse changes in market conditions or poor operating results of underlying investments could result in additional other-than-temporary losses in future periods.

Property, Plant and Equipment:
------------------------------

         Property, plant and equipment are carried at cost. Assets held under capital lease are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased assets at the inception of the lease, whichever is lower. Significant additions or improvements extending the assets' useful lives are capitalized.

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

Patents:
--------

         Patents, patent applications, and patent rights are stated at acquisition costs. Amortization of patents is recorded by the straight-line method over the estimated useful lives of the patents, not to exceed the legal life. Patent amortization expense for the years ended December 31, 2003, 2002 and 2001 was $184,058, $172,536, and $191,579, respectively. The estimated aggregate amortization expense for 2004 through 2009 is $194,550 per year.

Revenue Recognition:
--------------------

         Fees received in connection with the entry into licensing contracts for the Company's patented, proprietary products are recorded as revenue following the execution of a binding agreement, and when the Company has fulfilled its obligations under the arrangement or when Med-Design's only remaining obligation is to maintain and defend the licensed patent rights.

         Royalties received on licensed products which are based on the licensee's product volume are recorded as revenue in the period when the royalty payments are earned. Minimum contractual royalty payments related to licensed products are recorded as revenue during the period to which the minimum payments relate.

         Revenues from the sale of contract manufactured products are recorded upon the receipt of the product by customer.

Income Taxes:
-------------

         Med-Design accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

2.       Significant Accounting Policies, continued

measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded for deferred tax assets where it appears more likely than not that the Company will not be able to recover the deferred tax asset.

Research and Development:
-------------------------

         Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

Stock Based Compensation:
-------------------------

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" in accounting for its stock plans. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation expense for Med-Design's Stock Option Plan and warrant grants been recorded based on the fair value of the options and warrants at the grant dates in 2003, 2002 and 2001, consistent with the provisions of SFAS 123, Med-Design's net loss and net loss per share would have reflected the proforma amounts indicated below.

                                                                           For the Years Ended December 31,
                                                               ----------------------------------------------------------
                                                                    2003                  2002                 2001
                                                                    ----                  ----                 ----
Net loss - as reported................................         ($  6,046,489)        ($  8,081,061)       ($  4,026,991)
Total stock-based employee compensation expense
     included in reported net loss....................             1,483,286             1,783,863            1,792,082
Total stock-based employee compensation expense
     determined under fair-value based method for all
     awards...........................................            (4,317,862)           (6,794,591)          (2,869,398)
                                                               -------------         -------------        -------------
Pro forma net loss....................................           ($8,881,065)         ($13,091,789)       ($  5,104,307)
                                                               -------------         -------------        -------------
Net loss per share:
Basic and diluted loss per share - as reported........                ($0.42)               ($0.67)              ($0.38)
Basic and diluted loss per share - pro forma..........                ($0.62)               ($1.08)              ($0.48)

         The fair value of each option or warrant grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2003, 2002 and 2001: dividend yield of 0.00%; expected volatility of 97.76% to 100.97% and range of risk free interest rate of 1.00% to 2.00% in 2003: dividend yield of 0.00%; expected volatility of 98.15% to 109.22% and range of risk free interest rate of 2.00% to 3.00% in 2002: dividend yield of 0.00%; expected volatility of 90.66% and risk free interest rate of 4.32% to 5.11% in 2001. Expected lives are based on actual terms of options and warrants granted.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

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

Comprehensive Income (Loss):
----------------------------

         Comprehensive income (loss) consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles in the United States of America, are excluded from net income (loss). Such items consist primarily of unrealized gains and losses on marketable equity investments.

 New Accounting Standards:
--------------------------

         In July 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires the classification of a financial instrument that is within its scope as a liability. This Statement is effective for instruments entered into or modified after May 31, 2003. The adoption of this pronouncement did not affect the Company's financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46 or FIN 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In October 2003, the FASB issued FASB Staff Position FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities" deferring the effective date for applying the provisions of FIN 46 for public entities' interests in variable interest entities or potential variable interest entities created before February 1, 2003 until financial statements of interim or annual periods that end after December 15, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities." This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on its consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future or an entity with which we have a relationship is reconsidered based on guidance in the revised interpretation to be a variable interest entity, the Company's consolidated financial position or results of operations might be impacted.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

3.       Available-for-Sale Securities

Gross unrealized gains and losses for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                                              Gross          Gross
                                                                            Unrealized    Unrealized    Estimated Fair
                                                     Amortized Cost           Gains         Losses          Value
                         2003
   U S government and agency securities                   $17,455,913                   ($107,308)     $17,348,605
   Corporate debt securities                                2,528,993                     (48,422)       2,480,571
   Publicly-traded corporate equity securities                  1,119            617                         1,736

                                                    ---------------------------------------------------------------
       Total                                              $19,986,025           $617    ($155,730)     $19,830,912
                                                    ===============================================================

                         2002
   U S government and agency securities                    $5,564,313        $92,837                    $5,657,150
   Corporate debt securities                                4,505,445         96,073                     4,601,518
   Publicly-traded corporate equity securities              2,115,682                    (126,180)       1,989,502

                                                    ---------------------------------------------------------------
       Total                                              $12,185,440       $188,910    ($126,180)     $12,248,170
                                                    ===============================================================
                         2001
   Corporate debt securities                               $4,432,742                                   $4,432,742
   Other short term securities                                 31,879                                       31,879
   Publicly-traded corporate equity securities                970,597         56,783                     1,027,380

                                                    ---------------------------------------------------------------
       Total                                               $5,435,218        $56,783           --       $5,492,001
                                                    ===============================================================

         Investment income for the years ended December 31, 2003, 2002 and 2001 was $693,765, $349,204 and $229,364 respectively.

         During 2001, the Company sold 2,000 shares of Enpath Medical Inc. common stock, which were received as part of a development and licensing agreement in 2001, at a gain of $2,600. At December 31, 2001, Med-Design held 66,027 shares of Enpath Medical Inc. stock valued at $1,027,380 and included in available-for-sale securities at December 31, 2001. At December 31, 2002, Med -Design held 235,442 shares of Enpath Medical Inc. common stock valued at $1,989,502 and included in available-for-sale securities at December 31, 2002.

         In accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and consistent with the Company's accounting policy for marketable equity securities, in the fourth quarter of fiscal 2002, the Company determined that the decline in the fair value of its investment in Enpath Medical Inc. stocks (which were received as part of development and licensing agreement in 2001) was other than temporary. Accordingly, the Company established a new basis of $448,078 in the investment, equivalent to its fair market value at December 31, 2002. As a result, the Company realized a loss of $331,419.

         During 2003, Med-Design liquidated all but 132 shares of its remaining holdings in Enpath Medical Inc. common stock at a gain of $108,821.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

4.       Property, Plant and Equipment

         Balances of major classes of assets and accumulated depreciation and amortization at December 31, 2003 and 2002 are as follows:

                                                                  Estimated
                                                                 Useful Lives
                                                                   in Years            2003             2002
                                                                 ------------     -------------     -------------
Leasehold improvements...................................              3          $     199,921     $     199,921
Machinery and equipment..................................             5-7             1,496,940           863,141
Office furniture & fixtures..............................              7                312,201           329,516
Computer equipment & software............................             2-5               140,115           111,155
                                                                                  -------------     -------------
                                                                                      2,149,177         1,503,733
Less:  Accumulated depreciation and amortization.........                             1,366,305         1,158,603
                                                                                  -------------     -------------
                                                                                  $     782,872     $     345,130
                                                                                  =============     =============

         Depreciation and amortization expense was $236,274, $338,771, and $158,935 for the years ended December 31, 2003, 2002 and 2001, respectively.

5.       Short-Term Borrowings

         At December 31, 2003, Med-Design had a $3,000,000 revolving line of credit under which borrowings would be collateralized by substantially all the assets of the Company. This facility can be used to fund working capital needs and finance capital equipment purchases; however, advances for capital equipment financing may not exceed $600,000. Any borrowing to meet working capital needs will bear interest at LIBOR plus 2.25%, while borrowings to finance capital equipment purchases will bear interest at the prime rate plus 2.5%. There were no borrowings under this facility during 2003 and 2002. The facility expires on May 31, 2004.

6.       Capital Lease Obligations

Capital lease obligations consisted of the following at December 31, 2003 and 2002:

                                                                                 2003       2002
                                                                                ------     ------
Capital lease obligations, at interest rates ranging from 8.3% to 12.66%,
  with monthly payments ranging from $243 to $987; due through 2004........     $1,506     $4,080

Less: current maturities...................................................      1,506      2,574
                                                                                ------     ------
                                                                                $    0     $1,506
                                                                                ======     ======

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

7.       Commitments and Contingencies

         Med-Design leases a building, office space, and other office equipment under non-cancelable operating leases that expire at various times through 2006.

         Total rent expense under all operating leases for years ended December 31, 2003, 2002 and 2001 was $182,131, $164,422 and $160,975, respectively.

         The aggregate amount of minimum future lease payments at December 31, 2003, which have remaining non-cancelable lease terms in excess of one year is a follows:


                     2004................................  $185,104
                     2005................................   190,657
                     2006................................   162,429
                     2007................................   199,788
                     2008................................   173,231
                                                           --------
                                                           $911,209
                                                           ========

         In August, 2000, the Company's stockholders approved an employment contract for the Company's Chairman and CEO, which provided for the issuance of 59,702 shares of common stock per year for an aggregate of 238,806, shares beginning April 1, 2000, provided he remains an officer, director or consultant of the Company. The fair value of Med-Design common stock at the date of stockholder approval of this issuance of common shares was $12.63 per share. At December 31, 2003, 59,702 shares remained unissued.

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

         The Company maintains employment agreements with its officers. The agreements range from a period of two to five years. Although there are conditions under which these agreements can be terminated before expiration, the Company, at December 31, 2003, has a future compensation commitment of $1,285,830 with respect to employment agreements.

8.       Licensing Revenues

         Becton Dickinson is the principal licensee of Med-Design's patented product technology. Under the December 11, 1998 license agreement, Becton Dickinson licensed certain of Med-Design's product technology and obtained an option to license additional product technology.

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

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

8.       Licensing Revenues, continued

         Enpath Medical Inc., formerly Medamicus, Inc., is also a licensee of Med-Design's patented products. On September 25, 2000, Med-Design entered into a development and licensing agreement granting Enpath Medical Inc. a license to market and manufacture the Company's Safety Seldinger Introducer Needle for certain venous applications. Under the terms of the agreement, Med-Design receives royalty payments based on the net sales of the Safety Seldinger Introducer Needle by Enpath Medical Inc.

         On September 7, 2001, Med-Design entered into an Addendum ("the Addendum") to the development and licensing agreement with Enpath Medical Inc. The Addendum grants Enpath Medical Inc. an exclusive license to manufacture and market the Company's Safety Seldinger Introducer Needle in the arterial access market. Under the terms of the Addendum, Med-Design received an initial payment of $2,000,000, $1,000,000 of which was paid in 68,027 shares of Enpath Medical Inc. common stock valued at the closing price on the date the Company entered into the Addendum and $1,000,000 of which was paid in cash on October 15, 2001. In addition, Med-Design is entitled to receive royalties of 20% of net sales of the product, which royalty rate may be reduced to 17% if certain sales volumes are met.

9.       Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share (EPS):

                                                                 Weighted average
                                                     Loss       shares outstanding             EPS
                                                  -----------   ------------------           -------
2003
Basic and diluted EPS
Net loss applicable to common stockholders        ($6,046,489)      14,282,613               ($0.42)
                                                  -----------       ----------               ------

2002
Basic and diluted EPS
Net loss applicable to common stockholders        ($8,081,061)      12,116,143               ($0.67)
                                                  -----------       ----------               ------

2001
Basic and diluted EPS
Net loss applicable to common stockholders        ($4,026,991)      10,666,754               ($0.38)
                                                  -----------       ----------               ------

         Options and warrants to purchase 3,745,827, 2,611,619, and 2,096,413 shares of Med-Design's common stock as of December 31, 2003, 2002 and 2001, respectively were not included in computing diluted earnings per share as the effect of these instruments is anti-dilutive.

10.      Stockholders' Equity

         Common Stock

         On March 25, 2002, Med-Design completed a private equity placement of the Company's common stock. Med-Design sold 1,326,260 shares of its common stock at a price per share of $11.31, or an aggregate of $15,000,000. The net proceeds to the Company after the issuance costs were approximately $14,200,000.

         On August 1, 2003, the Company completed a private equity placement of its common stock in which the Company sold an aggregate of 3,598,844 shares of its common stock at a price per share of $4.64, or an aggregate of

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

10.      Stockholders' Equity, continued

$16,698,636. In addition, the Company sold to each purchaser in the private equity placement warrants to purchase an aggregate of 1,199,607 shares of its common stock at a price per share of $0.125. The exercise price of the warrant is $6.03 per share. The net proceeds to the Company after giving effect to issuance costs were approximately $16,000,000.

         In connection with the private equity placement, Med-Design granted the placement agent a five-year warrant to purchase 233,925 shares of Med-Design common stock at an exercise price of $6.03 per share. The fair value of this warrant was calculated using the Black-Scholes valuation model in accordance with SFAS 123, is $1,055,844 and was recorded as issuance costs.

11.      Stock Option Plans

         In 1995, Med-Design adopted a Non-Qualified Stock Option Plan ("Stock Option Plan"), which provides for the grant of 1,000,000 (as adjusted to reflect a 2 for 1 stock split effective February 12, 1996) options to directors, officers and employees of the Company. Under the Stock Option Plan, the exercise price of each option may not be less than the fair market value (as of the date of grant) of the Company's common stock and the term of each option may be no more than 10 years from the date of grant. Additionally, the Stock Option Plan provides for the annual issuance of options for the purchase of 10,000 shares of common stock to each non-employee director.

         Options granted to employees under the Non-Qualified Option Plan vest at a rate of 20% or 33 1/3% per year and expire either, in five, seven or ten years from the date of grant. Certain option grants include accelerated vesting provisions based upon achieving stock trading values or earnings per share. Options granted to Directors expire at the end of five years and vest one year from the date of grant.

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

         As of December 31, 2003 there were 144,073 shares available for future grants which may be applied to either plan.

         On October 10, 2002, Med-Design issued a stock option to purchase 29,297 shares of common stock to a consultant at an exercise price of $3.25 per share. The stock option vests as to 14,648 shares per year on each of the first two anniversaries of the date of the grant, and expire on October 10, 2007 and 2009. The stock option remained unexercised at December 31, 2002.

         On September 22, 2003, Med-Design issued a stock option to purchase 25,000 shares of common stock to a consultant at an exercise price of $4.52 per share. The option vests as to one half of the underlying shares per year on each of the first two anniversary dates and expire on September 22, 2013.

         On September 22, 2003, Med-Design issued a stock option to purchase 25,000 shares of common stock to a director of the Company at an exercise price of $4.52 per share for consulting services. The stock option vests on September 22, 2009 and expires on September 22, 2013. Vesting is accelerated upon the completion of certain specific events related to the financial performance of the Company. The stock option remained unexercised at December 31, 2003.

         On September 22, 2003, Med-Design issued a stock option to purchase 5,000 shares of common stock to a consultant of the Company for consulting services at an exercise price of $4.52 per share. The stock option vested on September 22, 2003 and expires on September 22, 2013. The stock option remained unexercised at December 31, 2003.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

11.      Stock Option Plans, continued

         Activity under the stock option plans during the years ended December 31, 2003, 2002 and 2001 is as follows:

                                              2003                             2002                             2001
                                 ----------------------------     ----------------------------     -----------------------------
                                                     Weighted                         Weighted                         Weighted
                                                      Average                          Average                          Average
                                                     Exercise                         Exercise                         Exercise
           Options                    Shares           Price           Shares           Price           Shares           Price
---------------------------      ---------------     ---------    ---------------     ---------    ---------------     ---------
Granted....................              327,794          4.69            817,296          6.68            656,773         14.86
Exercised..................              (20,900)         1.53            (37,400)         2.19           (192,700)         5.16
Forfeited..................             (146,850)        13.64            (54,320)        16.71            (56,000)         3.25
Expired....................                   --            --                 --            --            (16,000)         3.25
                                 ---------------     ---------    ---------------     ---------    ---------------     ---------
Outstanding at end of
   year....................            1,985,593        $ 8.99          1,825,549        $ 9.97          1,099,973        $12.54
                                 ===============     =========    ===============     =========    ===============     =========
Options exercisable at
   year-end................            1,219,114                          912,088                          350,100
                                 ===============                  ===============                  ===============
Option price range at end
of year....................      $1.56 to $17.97                  $0.81 to $17.97                  $0.81 to $17.97
                                 ===============                  ===============                  ===============
Weighted-average fair value
of options granted   during
year.......................                $4.12                            $5.66                           $10.75
                                 ===============                  ===============                  ===============



The following table summarizes information regarding stock options outstanding at December 31, 2003:

                                           Options Outstanding                               Options Exercisable
                         ---------------------------------------------------------    ----------------------------------
                              Number
                           Outstanding at      Weighted-Average    Weighted-Average         Number        Weighted-Average
      Range of              December 31,          Remaining            Exercise         Outstanding at        Exercise
   Exercise Prices             2003            Contractual Life          Price         December 31, 2003       Price
---------------------    -----------------    ------------------    --------------    ------------------   -------------
   $1.56 to $3.35                511,500               6.9              $  3.14              212,500          $ 2.96
   $4.14 to $8.48                538,338               7.4              $  6.26              277,610          $ 6.54
  $11.01 to $17.97               935,755               3.7              $ 13.74              729,004          $13.90
                              ----------         -------------          -------            ---------          ------
                               1,985,593               5.5              $  8.99            1,219,114          $10.32
                              ==========         =============          =======            =========          ======

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

12.      Stock Based Compensation

         The Company entered into arrangements, subject to shareholder approval, which was obtained on August 7, 2000, for the issuance of shares of common stock, stock options and warrants to purchase shares of common stock to officers of the Company during 2000. Compensation expense in the amount of $1,483,286, $1,783,863 and $1,792,082 was recorded during the years ended December 31, 2003, 2002 and 2001 based on the difference between the exercise price of the options and warrants and the fair value of Med-Design's common stock on August 7, 2000 of $12.63 and calculated in accordance with the individual vesting schedules of these grants.

         In August, 2000, the Company's stockholders approved an employment contract for the Company's Chairman and CEO, which provided for the issuance of 59,702 shares of common stock per year for the next four years totaling 238,806 shares beginning April 1, 2000 provided he remains an officer, director or consultant of the Company. The fair value of Med-Design common stock at the date of shareholder approval of this grant was $12.63 per share. Compensation expense of $822,228 was recorded in 2003 and 2002.

         In November 1999, the Company approved the issuance, subject to shareholder approval, which was received in August 2000, of 200,000 shares of common stock to the Chief Operating Officer. The stock vests at the earlier of the date when the Company's common stock trades at $22.00 or higher for 30 days or November 11, 2004 provided he has not resigned or been discharged for cause. On July 6, 2001, Med-Design stock maintained a market price of $22.00 or higher for 30 days and this agreement was revised to provide that a third of the stock vests on August 6, 2001 and the remaining shares vested in two equal tranches on August 6, 2002 and August 6, 2003. In connection with the August 6, 2001 issuance, the Company recorded compensation expense of $944,812 during the year ended December 31, 2001, (based on the fair value of Med-Design's common stock on August 7, 2000 of $12.63 per share). Compensation expense of $841,668 and $490,974 was recorded in 2002 and 2003.

         On March 15, 2002, the Company issued warrants to purchase 18,000 shares of common stock at an exercise price of $12.50 per share to each of two consultants for consulting services rendered through March 15, 2005 and recorded compensation expense of $100,483 and $79,549 during the years ended December 31, 2003 and 2002, respectively, based on the fair value of the warrants, calculated using the Black-Scholes valuation model.

         On October 10, 2002, the Company issued a stock option to purchase 29,297 shares at an exercise price of $3.25 per share for consulting services to be rendered through October 10, 2003 and recorded compensation expense of $33,084 and $17,151 during the years ended December 31, 2003 and 2002, based on the fair value of the warrant, calculated using the Black-Scholes valuation model.

         On September 22, 2003, the Company issued a stock option to purchase 25,000 shares of common stock at an exercise price of $4.52 per share to a consultant for consulting services to be rendered through September 22, 2005 and recorded compensation expense during the year ended December 31, 2003 in the amount of $12,654 based on the fair value of the stock options, calculated using the Black-Scholes valuation model.

         On September 22, 2003, the Company issued a stock option to purchase 25,000 shares of common stock at an exercise price of $4.52 per share to a director for consulting services and recorded compensation expense during the year ended December 31, 2003 in the amount of $3,656 based on the fair value of the stock options, calculated using the Black-Scholes valuation model.

         On September 22, 2003, Med-Design issued a stock option to purchase 5,000 shares of common stock at an exercise price of $4.52 per share to a consultant for consulting services and recorded compensation expense during the year ended December 31, 2003 in the amount of $20,247 based on the fair value of the stock options calculated using the Black-Scholes valuation model.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

13.      Warrants Outstanding

         As of December 31, 2003 and 2002, warrants to purchase a total of 1,700,532 and 600,000 shares of Med-Design's common stock were outstanding with various vesting and expiration periods as outlined below.

         On January 14, 1998, Med-Design issued a warrant to purchase 100,000 shares of common stock at an exercise price of $2.88 per share to a director of the Company who was engaged to perform consulting services. The warrant was exercisable upon issuance and was exercised on January 14, 2003.

         On September 9, 1998, Med-Design issued a warrant to purchase 200,000 shares of common stock at a price of $1.25 per share to a director of the Company who was engaged to perform consulting services. This warrant vested upon completion of performance on December 23, 1998 and was exercised in August 2003.

         On January 21, 1999, Med-Design issued a warrant to purchase 50,000 shares of common stock at an exercise price of $3.25 to a director of the Company who was engaged to perform consulting services. The warrant was exercisable upon issuance and was exercised on January 21, 2004.

         On March 5, 1999 Med-Design issued a warrant to purchase 100,000 shares of common stock at $3.94 per share to an officer of the Company. The warrant vested on March 5, 2000 and expires on March 5, 2004. The warrant was exercised as to 25,000 shares on November 2, 2000. The warrant remained unexercised as to 75,000 shares at December 31, 2003.

         On November 5, 1999, in connection with the acquisition of a patent, Med-Design issued a warrant to purchase 25,000 shares of common stock at an exercise price of $8.00 per share. The warrant is exercisable on or before November 5, 2004. The warrant was exercised as to 15,000 shares on July 27, 2001. The warrant remained unexercised as to 10,000 shares at December 31, 2003.

         On February 18, 2000, the Company issued a warrant to purchase 40,000 shares of common stock to a director of Med-Design in connection with his separation from the Company. The warrant vested upon issuance, expires on February 18, 2005 and has an exercise price of $16.375. The warrant remained unexercised at December 31, 2003.

         On April 25, 2000, Med-Design issued a warrant to purchase 66,000 shares of common stock at $11.875 per share to its Chief Operating Officer. The warrant vested as to 33,000 shares in November 2000 and 33,000 shares in November 2001 and expires April 25, 2005. The warrant was cancelled in December 2003 due to the resignation of the officer.

         On April 25, 2000, Med-Design issued a warrant to purchase 66,000 shares of common stock at $11.875 per share to its Chief Financial Officer. The warrant vested as to 33,000 shares on November 2000 and 33,000 shares in November 2001 and expires on April 25, 2005. The warrant was exercised as to 50,000 shares on July 10, 2001. The warrant remained unexercised as to 16,000 shares at December 31, 2003.

         On March 15, 2002, Med-Design issued two warrants to purchase 18,000 shares of common stock at $12.50 per share to each of two consultants. The warrants vest one-third a year on each anniversary date for the next three years and expire on December 27, 2007. The warrants remained unexercised at December 31, 2003.

         On March 22, 2002, Med-Design issued a warrant to purchase 40,000 shares of common stock at $14.1375 per share to an agent in connection with its services as a placement agent in a private equity placement. The warrant vested immediately and expires on March 22, 2007. The warrant had a fair value of $319,604, calculated using the Black Scholes model, which was included in private equity issuance costs. The warrant remained unexercised at December 31, 2003.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


13.      Warrants Outstanding, continued

         On August 1, 2003, in connection with a private equity placement, Med-Design issued warrants to purchase 1,199,607 shares of common stock to investors in the private placement. The warrants vested upon issuance and expire on August 1, 2008. The exercise price of the warrants is $6.03. The warrants remain unexercised at December 31, 2003.

         On August 1, 2003, in connection with the private equity placement, Med-Design issued warrants to purchase 233,925 shares of common stock to the placement agent. The warrants have an exercise price of $6.03 and vested upon issuance. The warrants expire on August 1, 2008. The warrants had a fair value of $1,055,821, calculated using the Black Scholes model, which was recorded as issuance costs. The warrants remained unexercised at December 31, 2003.

14.      Defined Contribution Benefit Plan

         Med-Design sponsors a 401(k) defined contribution benefit plan. Participation in the plan is available to substantially all employees. The Company makes an annual contribution of 3% of gross salaries for all eligible employees. The Company made its first contribution to the plan in 2003 of $52,410. No amounts were contributed in 2002 and 2001.


15.      Income Taxes

         The following is a summary of the components of income taxes from operations:

                                                          2003                2002                2001
                                                    -------------        -------------        -------------
Current Provision
Federal....................................         $          --        $          --        $          --
State......................................                    --                   --                   --
                                                    -------------        -------------        -------------
                                                               --                   --                   --
Deferred tax provision (benefit)
Federal....................................            (2,501,691)        (  3,448,520)          (2,320,636)
State......................................              (277,372)        (  1,329,290)            (334,607)
                                                    -------------        -------------        -------------
Total provision (benefit) for income taxes.            (2,729,063)        (  4,777,810)          (2,655,243)
Less: Valuation allowance..................             2,729,063            4,777,810            2,655,243
                                                    -------------        -------------        -------------
                                                    $          --        $          --        $          --
                                                    =============        =============        =============

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

15.      Income Taxes, continued

                  The deferred income tax assets and liabilities recorded in the consolidated balance sheets at December 31, 2003, 2002 and 2001 are as follows:

                                                         2003                 2002                 2001
                                                    ------------         ------------         -------------
Assets

Loss carryforwards..........................          15,778,858           12,411,976            8,256,135
Research and development tax credit.........             492,317              474,049              457,593
Amortization................................           1,119,965              641,813              866,213
Deferred compensation expense...............             667,939            1,276,106              572,716
Other.......................................            (431,941)              94,131              (32,393)
                                                    ------------         ------------         -------------
Total deferred tax assets...................          17,627,138           14,898,075           10,120,264

Valuation allowance.........................         (17,627,138)         (14,898,075)         (10,120,264)

                                                    ------------         ------------         -------------
Net deferred tax assets (liabilities).......        $         --         $         --         $         --
                                                    ============         ============         =============

         At December 31, 2003, the Company has a federal net operating loss carry forward of approximately $51 million which will expire in the years 2010 through 2022. At December 31, 2003, the Company has a net operating loss for state purposes of approximately $47 million which will expire in the years 2004 through 2012.

         Included in the net operating loss carryforward is certain option and warrant exercises that total approximately $14.0 million at December 31, 2003. However, these benefits were deferred because the Company is in a net operating loss position. Such benefits will be credited to additional paid-in capital in the year in which the benefits are realized.

         In addition, the Company experienced an ownership change in accordance with Internal Revenue Code Section 382 in 1997. Losses incurred through January 23, 1997 amounting to $4.9 million are generally limited in their utilization to $1.7 million per year. It is possible that recent ownership changes may result in further limitations under Section 382

         The Company has unused research tax credit in the amount of $.5 million which will expire in the years 2010 through 2022.

         A reconciliation of the Federal statutory rate (34%) to the effective tax rate is as follows:

                                                         2003                 2002               2001
                                                    -----------         -------------         -----------
Tax at U.S. statutory income tax rate......          (2,046,884)         (  2,705,872)         (1,409,447)
True-up of net operating losses - relating                  --             ( 742,648)            (844,977)
   to stock based compensation.............
Other......................................            (454,808)                   --             (66,212)
Increase in Valuation Allowance............           2,501,692             3,448,520           2,320,636
                                                    -----------         -------------         -----------
                                                    $        --         $          --         $        --
                                                    ===========         =============         ===========

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

16.      Related Party Transactions

         During 2003, 2002 and 2001, the Company paid $22,717, $26,610 and
$44,265 respectively, for legal services to a firm, of which a partner is a director, officer and stockholder of Med-Design.

         On April 15, 2002, pursuant to a Note and Pledge Agreement, the Company loaned $250,000 to Michael W. Simpson, the Company's former Chief Operating Officer, which was collateralized by 66,666 shares of Med-Design's common stock issued to Mr. Simpson on August 6, 2003. The Note was repayable on the earlier of (i) April 15, 2004, (ii) the date on which Mr. Simpson ceased to be an employee, consultant or director of Med-Design, (iii) the date on which Med-Design provided notice to Mr. Simpson that the closing price of the common stock had been $30.00 or higher for 20 consecutive days as reported on the Nasdaq National Market, or (iv) the date on which Mr. Simpson sold or transferred the pledged securities. The Note accrued interest at 16% per year until the issuance of the pledged securities to Mr. Simpson on August 6, 2003, as of which time the Note accrued interest at the prime lending rate plus 1%.

         On April 25, 2003, the Company entered into a new employment agreement with Mr. Simpson following his resignation as director and officer of the Company as of March 13, 2003. The initial term of the agreement was from March 20, 2003 through July 15, 2003. Under the agreement, Mr. Simpson was to receive total compensation of $45,538 for the initial period of the agreement. Total compensation for the initial period was increased on June 10, 2003 by $14,230 for a total of $60,480. In addition, the new employment agreement provided for the deferral, until its termination, of the $46,250 in severance that Mr. Simpson was entitled to under his previous employment agreement. On July 14, 2003, the Company extended the agreement with Mr. Simpson to August 15, 2003. Following termination of the agreement on August 15, 2003, the Company began making payments to Mr. Simpson of the severance amounts (which payments were required to be made in equal monthly installments through December 15, 2003).

         On October 23, 2003, the Company entered into an agreement with Mr. Simpson regarding the repayment of the $250,000 Note issued on April 15, 2002 and all accrued interest thereunder. Under the terms of this agreement, the Company cancelled the Note issued on April 15, 2002 (the "Old Note") and issued a new note (the "New Note") to Mr. Simpson evidencing the $250,000 outstanding principal amount. The New Note was effective as of November 15, 2003, matures on November 15, 2006 and accrues interest at 5% per year. The New Note requires monthly payments to the Company of $1,500 until maturity, with the remainder of the then outstanding principal and interest due November 15, 2006, and is collateralized by a mortgage on real property owned by Mr. Simpson. Pursuant to the terms of the agreement, the Company released to Mr. Simpson a stock certificate evidencing the 66,666 shares of Med-Design common stock and Mr. Simpson was obligated to pay the Company the accrued interest of $28,925 on the Old Note within 15 working days of his receipt of a signed copy of the agreement, a stock certificate evidencing the 66,666 shares of Med-Design common stock, a legal opinion on the transferability of such shares and a prospectus pursuant to which the shares may be sold.

         The Company recently filed a registration statement covering the resale of the shares of its common stock by a number of its security holders. Such registration statement includes the 66,666 shares of Med-Design common stock held by Mr. Simpson.

         The agreement also provides for the payment in full of the New Note upon the sale of the real property collateralizing the New Note. In addition, if Mr. Simpson sells any of his 66,666 shares of Med-Design common stock, a percentage of the proceeds of such sale, such percentage to be agreed upon at the time of the sale by the parties, will be paid to the Company to reduce the balance on the New Note. Under the agreement, the Company also agreed to consider in its sole discretion paying Mr. Simpson a cash bonus, in such amount that the Company may determine in its sole discretion, for any Company project in which Mr. Simpson was engaged during his employment with the Company if such project results in a revenue-producing event for the Company, provided that such event occurs by August 15, 2004.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

16.      Related Party Transactions (continued)

         On February 26, 2004, Mr. Simpson advised the Company that he is unable to fulfill his obligations under the New Note. The Company therefore recorded a charge at December 31, 2003 of $250,000 plus accrued interest of $28,925 as a bad debt expense. The Company is evaluating alternative measures to enforce payment under the New Note by virtue of a prior lien.

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

18.      Quarterly Information (unaudited)

                                                                             Quarter Ended
                                                -----------------------------------------------------------------------
2003                                                March 31           June 30         September 30       December 31
----                                            ----------------  ----------------    ---------------   ---------------
Revenue.......................................   $        39,091   $        42,145     $      140,135    $      605,354
Operating loss................................  ($     1,909,624) ($     1,763,085)   ($    1,710,535)  ($    1,386,690)
Net income (loss).............................  ($     1,756,269) ($     1,590,436)   ($    1,472,680)  ($    1,227,104)
Basic and diluted earnings (loss) per share...            ($0.14)           ($0.13)            ($0.10)           ($0.05)


                                                                              Quarter Ended
                                                -----------------------------------------------------------------------
2002                                                March 31           June 30         September 30       December 31
                                                ----------------  ----------------    ---------------   ---------------
----
Revenue........................................   $       6,695    $         7,019     $        9,089    $      451,522
Operating income (loss)........................  ($   1,702,046)  ($     2,337,752)   ($    1,945,486)  ($    2,112,520)
Net income (loss)..............................  ($   1,676,760)  ($     2,274,949)   ($    1,873,745)  ($    2,255,607)
Basic and diluted earnings (loss) per share....          ($0.15)            ($0.18)            ($0.15)           ($0.18)