Form 10-K/A
period 2003-12-31
MED-DESIGN CORP
filed 2004-04-29
CIK 943736

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                Amendment No. 1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ to ________ .

                         Commission file number: 0-25852

                           THE MED-DESIGN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                             23-2771475
----------------------------------------    -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2810 Bunsen Avenue, Ventura, CA                                          93003
----------------------------------------    -----------------------------------
(Address of principal executive offices)                             (Zip Code)

       Registrant's telephone number, including area code: (805) 339-0375

           Securities registered pursuant to Section 12(b) of the Act:

  Title of each class             Name of each exchange on which registered
------------------------    ---------------------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                            ---   ---

The aggregate market value of voting stock held by non-affiliates of the Registrant (computed by reference to the last reported sale price of such stock on June 30, 2003) was $10,768,403. The number of shares of Registrant's common stock outstanding as of April 23, 2004 was 16,622,690.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                                    Age         Position(s)
----                                    ---         -----------
James M.  Donegan (4)                    53         Chairman of the Board, Chief Executive Officer and
                                                    President

David R. Dowsett                         50         Vice President, Chief Operating Officer

Lawrence D.  Ellis                       53         Vice President, Chief Financial Officer

Joseph N.  Bongiovanni, III              59         Vice President, Secretary and Director

Ralph Balzano (2)(4)                     67         Director

Paul D. Castignani (1)(2)(4)             58         Director

D. Walter Cohen (3)                      77         Director

Vincent J. Papa (1)(2)                   54         Director

James E. Schleif                         62         Director

Stephen E. Smith, Jr. (3)                46         Director

Pasquale L. Vallone (1)(2)(3)            76         Director

Gilbert M.  White (2)(3)                 66         Director

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

         David R. Dowsett has served as our Vice President and Chief Operating Officer since June 2002. From 1997 to May 2002, Mr. Dowsett served in a number of capacities at Becton, Dickinson and Company, most recently as Worldwide Director in the Infusion Therapy Systems business. Between 1980 and 1997, Mr. Dowsett held various sales, marketing and business development positions at C.R. Bard, a company engaged in the development, manufacturing and supply of healthcare products.

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

         Ralph Balzano has served as a director of Med-Design since January 2001. Mr. Balzano has been an independent systems consultant since January 2001 for Balzano LLC. He served as Chief Information Officer for the South Manhattan Network of New York Hospital Corporation from 1998 to 2000. Mr. Balzano served as Chief Information Officer for the City of New York and Commissioner of the Department of Information Technology & Telecommunications from 1994 to 1998.

         Paul D. Castignani has served as a director of Med-Design since July 2002. Mr. Castignani has served as the Chief Operating Officer of Magnum Funding, Inc. since October 2003. From 1987 to 2003, Mr. Castignani held various positions at Eagle National Bank, most recently as Senior Vice President and Chief Financial Officer.

         D. Walter Cohen, D.D.S. has served as a director of Med-Design since July 2002. Dr. Cohen is a practicing dentist with Louis Rose D.D.S. & Associates, where he has practiced since September, 2003. From 1993 to 2003, Dr. Cohen was a Professor of Periodontics at the Medical College of Pennsylvania. He is also a former professor and dean of the School of Dental Medicine at the University of Pennsylvania. Dr. Cohen has authored or co-authored numerous books and articles on various medical topics. He is a member of the Institute of Medicine of the National Academy of Sciences. Dr. Cohen is also a member of the Board of Directors of Atrix Laboratories, Inc.

         Vincent J. Papa has served as a director of Med-Design since 1998 and lead director since March 2004. Mr. Papa has served as Secretary and General Counsel of Energy Merchants LLC since 1999. From 1995 to 1999, Mr. Papa was a Managing Director and General Counsel for P.M.G. Capital Corp., a wholly-owned affiliate of the Pennsylvania Merchant Group.

         James E. Schleif has served as a director of Med-Design since April 2001. Mr. Schleif has been a healthcare industry consultant specializing in financial management and managed care since May 2000. From 1978 to May 2000, Mr. Schleif served as the Chief Financial Officer of Mercy Health System.

         Stephen E. Smith has served as director of Med-Design since September 2003. Mr. Smith has been involved in the Kennedy family financial investment and real estate development business for the past 20 years. He is also a Founding Partner of K.S.S. Realty Partners and is responsible for investor relations, capital raising and investment strategy. Mr. Smith founded and is Chairman of Social Media, a media company, and Kennedy Smith Sammaweera, a real estate investment and development business specializing in developing technology related to real estate.

         Pasquale L. Vallone has served as a director of Med-Design since 1998. Mr. Vallone has been a consultant for U.S. Aviation Underwriters, Inc. since July 1997. Mr. Vallone served in the underwriting and technical areas at U.S. Aviation Underwriters for fifty years until his retirement as a Senior Vice President in June 1997.

         Gilbert M. White has served as a director of Med-Design since 1994 and served as an Executive Vice President of Med-Design from 1995 until January 1998. Mr. White is currently an independent insurance consultant. From 1984 until joining Med-Design in 1995, Mr. White was Senior Vice President of Rollins Hudig Hall, a multinational insurance firm, where he designed, marketed and serviced complex insurance programs for large national and international clients.

         James E. Schleif and Joseph N. Bongiovanni, III are brothers-in-law.

Code of Conduct

We have adopted a Code of Conduct that applies to our employees including our chief executive officer, chief financial officer, all other officers and our directors. Our Code of Conduct is posted on the Investor Relations section of our website at www.med-design.com and may be obtained free of charge by sending a written request to The Med-Design Corporation, Attention: Investor Relations, 2810 Bunsen Avenue, Ventura, California, 93003. We intend to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of our Code of Conduct by disclosing such matters in the Investor Relations section of our website.

Audit Committee Financial Expert

Our Board of Directors has determined that Paul Castignani, a member of our Audit Committee, is an audit committee financial expert as defined in Securities and Exchange Commission regulations. Mr. Castignani is independent within the meaning of the rules of the Nasdaq Stock Market, Inc.

Audit Committee

         We have a standing Audit Committee that, among other things, was established by the Board of Directors for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. The members of our Audit Committee are Messrs. Paul D. Castignani, Vincent J. Papa and Pasquale L. Vallone. Mr. Castignani is the Chairman of our Audit Committee.

Section 16(a)  Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file reports of ownership of our securities and changes in ownership with the Securities and Exchange Commission. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations of these persons that no other reports were required, during the year ended December 31, 2003, all of our directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements, except as follows: Messrs. Balzano, Dowsett, Castignani, Cohen, Papa, Schleif, Smith, Vallone and Papa each filed a report after the applicable due date.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth for the years ended December 31, 2003, 2002 and 2001, information regarding compensation we paid to our Chief Executive Officer and the other most highly paid executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2003.

                           Summary Compensation Table

                                                   Annual Compensation                      Long-Term Compensation
                                                   -------------------                      ----------------------
                                                                                                    Awards
                                                                                                    ------
                                                                                       Restricted
                                               Salary                Other Annual         Stock            Securities
Name and Principal Position            Year      ($)     Bonus($)   Compensation($)     Awards($)      Underlying Options
---------------------------            ----      ---     --------   ---------------     ---------      ------------------
James M. Donegan                       2003    354,000          -      753,738(1)           -                 20,000
   Chairman, Chief Executive Officer   2002    354,000     50,000      753,738(1)           -                200,000
   and President                       2001    338,000     20,000      753,738(1)           -                175,000

David R. Dowsett(2)                    2003    210,000          -            -              -                 37,500
   Vice President and                  2002    115,272          -            -              -                300,000
   Chief Operating Officer

Lawrence D. Ellis                      2003    168,000          -            -              -                      -
   Vice President and                  2002    168,000     30,000            -              -                 89,000
   Chief Financial Officer             2001    160,000     20,000            -              -                 75,000

Joseph N. Bongiovanni, III             2003    160,000          -            -              -                      -
   Vice President and Secretary        2002    160,000     30,000            -              -                 67,000
                                       2001    140,000     20,000            -              -                 75,000

----------
(1) Represents 59,702 shares of common stock for 2003, 2002 and 2001 awarded to Mr. Donegan as compensation for past service. In 2000, our Compensation Committee, after consultation with outside professional compensation consultants, determined that Mr. Donegan had been under-compensated since our inception and authorized an award of approximately 59,701 shares of common stock per year for the following four years as compensation for past service, or an aggregate of 238,806 shares. Each annual award is conditioned on Mr. Donegan remaining an officer, director or consultant of Med-Design.

(2) Mr. Dowsett was employed as our Chief Operating Officer and Vice President on June 1, 2002.

Stock Options

         The following table sets forth certain information concerning grants of stock options made during 2003 to the persons named in the Summary Compensation Table.

                        Option Grants in Last Fiscal Year

                         Number Of      Percent Of
                        Securities     Total Options
                        Underlying      Granted To        Exercise
                          Options      Employees In        Price    Expiration    Grant Date Present
     Name                 Granted       Fiscal Year        ($/Sh)      Date          Value ($)(1)
     ----                 -------       -----------        ------      ----          ------------
James M. Donegan         20,000(2)           6%             3.35      3/17/13           57,276

David R. Dowsett         37,500(3)          11%             4.14     10/17/13          127,065

--------------
(1) These amounts represent the estimated fair value of stock options, measured at the date of grant using the Black-Scholes option pricing model. The grants issued to Messrs. Donegan and Dowsett have a range of expected volatility of 97.76% to 100.97%, a dividend yield of 0.00% and a range of risk free interest rate of 1.00% to 3.00%.

(2) The options were granted on March 17, 2003 and vest on March 17, 2008. Vesting may be accelerated as to all shares if the market price of our common stock reaches specified levels.

(3) The options were granted on October 17, 2003 and vest in full on October 17, 2004.

Option Exercises and Fiscal Year-End Values

         The following table summarizes option exercises during 2003 and the value of vested and unvested options for the persons named in the Summary Compensation Table at December 31, 2003. Year-end values are based upon a price of $4.50 per share, which was the closing price of a share of our common stock on December 31, 2003 as reported on the Nasdaq National Market. Value realized on exercised options is based upon the closing market price of our common stock on the date of exercise.

            Aggregate Option Exercises in Last Fiscal Year and Fiscal
                             Year-End Option Values

                                                            Number Of Securities          Value Of Unexercised
                                                      Underlying Unexercised Options      In-The-Money Options
                                                             At Fiscal Year-End            At Fiscal Year-End
                                                             ------------------            ------------------
                                Shares
                               Acquired       Value
         Name                 On Exercise   Realized    Exercisable   Unexercisable   Exercisable   Unexercisable
         ----                 -----------   --------    -----------   -------------   -----------   -------------
James M. Donegan                  ---       $   ---       376,000         120,000     $ 1,692,000   $   540,000

David R. Dowsett                  ---           ---        75,000         262,500         337,500     1,181,250

Lawrence D. Ellis                 ---           ---       104,200          92,000         468,900       414,000

Joseph N. Bongiovanni, III      3,000        21,600       226,000          45,000       1,017,000       202,500

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

Employment Agreements

         Effective October 10, 2002, we entered into a three-year employment agreement with James M. Donegan our Chairman of the Board, Chief Executive Officer and President. The agreement provides for an annual base salary of $354,000. Mr. Donegan was also granted a stock option to purchase 200,000 shares of our common stock under the agreement at an exercise price of $3.25 per share. Of the shares underlying the option, 100,000 shares vested immediately and the remaining balance will vest October 10, 2007. The options expire October 10, 2012. Vesting may be accelerated as to one-third, two-thirds and all unvested underlying shares if the market price of our common stock reaches specified levels.

         In June 2000, our Compensation Committee, after consultation with outside professional compensation consultants, determined that Mr. Donegan had been under-compensated since our inception and authorized an award of approximately 59,700 shares of common stock per year for the following four years as compensation for past service, or an aggregate of 238,806 shares. Each annual award is conditioned on Mr. Donegan remaining an officer, director or consultant of Med-Design.

         On June 1, 2002, we entered into a four-year employment agreement with David Dowsett, our Executive Vice President and Chief Operating Officer, which agreement was effective as of May 15, 2002. The agreement provides for an annual base salary of $210,000, a stock option grant covering 300,000 shares and an automobile allowance of $800 per month. The stock option was issued in two tranches, as to 187,500 shares on May 15, 2002 at an exercise price of $11.70 per share and as to 112,500 shares on July 26, 2002 at an exercise price of $6.51 per share. Of the shares underlying the May 15, 2002 grant representing 187,500 shares, 50,000 shares vested on October 15, 2002, 25,000 shares vested on May 15, 2003 and 37,500 shares will vest on each of May 15, 2004, 2005 and 2006. Of the shares underlying the July 26, 2002 grant representing 112,500 shares, all will vest on July 26, 2009. The options expire July 26, 2012. Vesting may be accelerated as to one-third, two-thirds and all unvested underlying shares if our earnings per share reaches specified levels.

         On October 17, 2003, we extended our employment agreement with Mr. Dowsett, extending the term to May 15, 2007. The extension does not affect his annual base salary but provides Mr. Dowsett with a stock option grant of 37,500 shares of common stock, which was made on October 17, 2003. The stock option has an exercise price of $4.14 per share, vests in full on October 17, 2004 and expires on October 17, 2013.

         On October 10, 2002, we entered into a three-year employment agreement with Lawrence D. Ellis, our Vice President and Chief Financial Officer. The agreement provides for an annual base salary of $168,000, the grant of a stock option to purchase 89,000 shares of common stock and an automobile allowance of $850 per month. The stock option has an exercise price of $3.25 per share and expires October 10, 2012. Of the shares underlying the option, 22,000 shares vested immediately and the remaining shares will vest October 10, 2007. Vesting may be accelerated as to one-third, two-thirds and all unvested underlying shares if the market price of our common stock reaches specified levels.

         On October 10, 2002 we entered into a three-year employment agreement with Joseph N. Bongiovanni, our Vice President and Corporate Secretary. The agreement provides for a base salary of $160,000, the grant of a stock option for 67,000 shares of common stock and an automobile allowance of $850 per month. The stock option has an exercise price of $3.25 per share and expires October 10, 2012. Of the shares underlying the option, 22,000 shares vested immediately and the remaining shares will vest October 10, 2007. Vesting may be accelerated as to one-third, two-thirds and all unvested underlying shares if the market price of our common stock reaches specified levels.

Compensation Committee Interlocks and Insider Participation

         Gilbert M. White served on our Compensation Committee during 2003. Mr. White served as our Executive Vice President from June 1995 to January 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth as of April 10, 2004 (unless otherwise indicated) information with respect to the beneficial ownership of our common stock (i) by each person known to us to own beneficially five percent or more of our outstanding common stock (the only voting class outstanding), (ii) by each director, (iii) by each of the officers named in the Summary Compensation Table included in this report and (iv) by all executive officers and directors as a group.

                                                                        Number of Shares            Percent of Class
                        Name and Address                             Beneficially Owned (1)        Beneficially Owned
                        ----------------                             ----------------------        ------------------
James M. Donegan.........................................                  1,164,571(2)                   6.8%

Joseph N. Bongiovanni, III...............................                    232,000(3)                   1.4%

Pasquale L. Vallone......................................                    201,026(4)                   1.2%

Gilbert M. White.........................................                    193,634(5)                   1.2%

David R. Dowsett.........................................                    122,600(6)                    *

Lawrence D. Ellis........................................                    114,200(7)                    *

Vincent J. Papa..........................................                     90,000(8)                    *

Ralph Balzano............................................                     41,333(9)                    *

James Schleif............................................                    40,841(10)                    *

D. Walter Cohen..........................................                    31,544(11)                    *

Paul D. Castignani.......................................                    21,086(12)                    *

Stephen E. Smith, Jr. ...................................                     8,794(13)                    *

State of Wisconsin Investment Board......................                 2,347,500(14)                  14.1%

SAFECO Corporation.......................................                 1,802,600(15)                  10.8%

Adage Capital Partners LP................................                 1,423,993(16)                   8.6%

All current Directors and Officers as a Group (12 persons)                2,220,676(17)                  12.7%

--------------------
*Less than one percent (1%)

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days of April 10, 2004, are deemed outstanding for computing the percentage ownership of the person holding such securities but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the person named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such person.

(2) Includes 1,600 shares of common stock held by Mr. Donegan as custodian for his son, and 376,000 shares underlying options. The address of Mr. Donegan is The Med-Design Corporation, 2810 Bunsen Avenue, Ventura, California 93003.

(3)  Includes options to purchase 226,000 shares of common stock.

(4)  Includes options to purchase 52,000 shares of common stock.

(5) Includes 1,400 shares of common stock held by Mr. White's spouse and options to purchase 36,000 shares of common stock.

(6)  Includes options to purchase 112,500 shares of common stock.

(7) Includes options to purchase 88,200 shares of common stock and warrants to purchase 16,000 shares of common stock.

(8)  Includes options to purchase 68,000 shares of common stock.

(9)  Includes options to purchase 41,333 shares of common stock.

(10) Includes options to purchase 37,841 shares of common stock.

(11) Includes options to purchase 18,544 shares of common stock and warrants to purchase 12,000 shares of common stock.

(12) Includes options to purchase 18,544 shares of common stock.

(13) Includes options to purchase 8,794 shares of common stock.

(14) The information in this table is as of December 31, 2003. The principal business address of the State of Wisconsin Investment Board is 121 E. Wilson St., Madison, Wisconsin, 53707. The information in the table and this note is based on Amendment No. 2 to Schedule 13G filed with Securities and Exchange Commission on February 12, 2004 by the State of Wisconsin Investment Board.

(15) The information in this table is as of December 31, 2003 and includes 1,802,600 shares as to which SAFECO Corporation ("SAFECO"), a Washington corporation, has shared voting and investment power with: SAFECO Common Stock Trust ("Common Stock Trust") as to 1,172,500 shares; SAFECO Resource Series Trust ("Resource Series Trust") as to 630,100 shares; and SAFECO Asset Management Company ("Asset Management") as to 1,802,600 shares. The principal business addresses of certain of these entities are: SAFECO, SAFECO Plaza, Seattle, Washington 98185; Common Stock Trust, 4854 154th Place NE, Redmond, Washington 98052; Asset Management, 601 Union Street, Suite 2500, Seattle, Washington 98101; Asset Management, a subsidiary of SAFECO, is a registered investment advisor and Common Stock Trust and Resource Series Trust are registered investment companies for which Asset Management serves as an investment advisor. The information in the table and this note is based on Amendment No. 2 to Schedule 13G filed by SAFECO, Common Stock Trust, Resource Series Trust and Asset Management on February 6, 2004.

(16) The shares listed include shares underlying warrants to purchase 335,998 shares of common stock. Adage Capital Partners, L.P., a Delaware limited partnership ("Adage"), shares voting and investment power as to the shares listed with Adage Capital Partners GP, L.L.C., a Delaware limited liability company ("Adage GP"), Adage Capital Advisors, L.L.C., a Delaware limited liability company ("Adage Advisors"), Robert Atchinson and Phillip Gross. Adage GP is the general partner of Adage, Adage Advisors is the managing member of Adage GP and Messrs. Atchinson and Gross are the managing members of Adage Advisors. The principal business address of Adage, Adage GP, Adage Advisors, Mr. Atchinson and Mr. Gross is 200 Clarendon Street, Boston, Massachusetts, 02116. The information in the table and this note is based on the Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 2004 by Adage GP and Messrs. Atchinson and Gross.

(17) Includes options and warrants to purchase 1,171,458 shares of common stock.

Equity Compensation Plan Information

         The following table provides information as of December 31, 2003 with respect to compensation plans under which equity compensation is authorized, as well as individual compensatory arrangements

-------------------------------------------------------------------------------------------------------------------
                                                                                              Number of securities
                                                                                               remaining available
                                                                                              for future issuance
                                                    Number of securities to  Weighted-average      under equity
                                                    be issued upon exercise exercise price of  compensation plans
                                                         of outstanding        outstanding         (excluding
                                                           options,         options, warrants securities reflected
                                                       warrants and rights     and rights         in column (a))
                   Plan category                             (a)                    (b)               (c)
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by security           3,745,827(1)(2)          $7.84              144,073
holders
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by security              --                   --                   --
holders
-------------------------------------------------------------------------------------------------------------------
Total                                                    3,745,827               $ 7.84              144,073
-------------------------------------------------------------------------------------------------------------------

(1) Includes warrants to issue 1,700,532 shares of common stock to employees, consultants and shareholders of Med-Design.

(2) Includes 59,702 shares of common stock to be issued to James M. Donegan on April 1, 2004 as compensation for past service as described in "Employment Agreements" above.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Joseph N. Bongiovanni, III, the senior partner of the law firm of Bongiovanni & Berger, is a director, Vice President and Secretary of Med-Design. During the fiscal years ended December 31, 2003 and 2002, Bongiovanni & Berger received $22,717 and $26,610, respectively, for legal services billed to Med-Design and for use of office space and other office related expenses.


Item 14. Principal Accountant Fees and Services

         The following table shows the fees that we incurred for audit and other services provided by PricewaterhouseCoopers LLP, our independent auditors, for fiscal years 2002 and 2003.

AUDITOR FEES

                                                       2003          2002
---------------------------------------------------------------------------
Audit Fees (1):                                    $  181,569   $   167,905
Audit Related Fees (2):                                 4,832        20,069
Tax Fees (3):                                          25,000        27,392
All Other Fees (4):                                        --        28,240
Total:                                             $  211,401   $   243,606

---------
(1) Audit fees represent fees for services rendered for the audit of our financial statements and review of our quarterly financial statements.

(2) Audit-related fees represent fees for other assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. In 2002, such services related to services in connection with our employee benefit plan and services relating to review of the memoranda relating to private placements of our common stock and related registration statement. In 2003 such services related to Sarbanes Oxley advisory services.

(3) For fiscal 2003 and 2002, tax fees related to the preparation of federal, state and local returns and tax compliance.

(4) Such other services consisted of consultation on the accounting treatment of stock awards.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

1. Financial Statements. The following financial statements and notes thereto of Med-Design were incorporated by reference into Item 8 of the initial Form 10-K filed by Med-Design with the Securities and Exchange Commission on March 12, 2004:

                                                                                                             Page
                                                                                                             ----
     Report of Independent Auditors                                                                           F-2
     Consolidated Balance Sheets as of December 31, 2003 and 2002                                             F-3
     Consolidated Statements of Operations for years ended December 31, 2003, 2002 and 2001                   F-4
     Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the years ended               F-5
           December 31, 2003, 2002 and 2001
     Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001               F-6
     Notes to Consolidated Financial Statements                                                               F-7

2. All schedules are omitted because they are inapplicable, or not required, or the information is shown in the financial statements or notes thereto.

3. List of Exhibits. The following is a list of exhibits filed as part of this Amendment No. 1. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.


     Exhibit
     Number                                               Description
     ------                                               -----------
     3.1 (1)         Certificate of Incorporation of Med-Design.
     3.2 (8)         Certificate of Amendment to Certificate of Incorporation of Med-Design.
     3.3 (1)         Bylaws of Med-Design.
     4.1 (1)         Specimen of Common Stock Certificate of Med-Design.
     10.1 (4)        Amended and Restated Non-Qualified Stock Option Plan.
     10.2 (2)        Lease Agreement dated June 15, 1995 between Moen Development and MDC Research Ltd.
                     and guaranteed by Med-Design.
     10.3 (10)       Renewal Lease Agreement dated November 1, 2003, Moen Development and MDC Research
                     Ltd.
     10.8 (4)        Licensing and Option Agreement dated December 11, 1998 with Becton, Dickinson and
                     Company.
     10.9 (4)        Equity agreement dated December 11, 1998 with Becton, Dickinson and Company.
     10.10 (5)       Addendum to License Agreement dated December 11, 1999 with Becton, Dickinson and
                     Company.
     10.11 (5)       Warrant dated March 5, 1999 between Med-Design and Joseph Bongiovanni.*
     10.12 (5)       Second Addendum to License Agreement dated January 25, 2000 with Becton, Dickinson and Company.
     10.13 (6)       Warrant Agreement dated April 25, 2000 between Med-Design and Lawrence Ellis.*
     10.15 (6)       Licensing Agreement dated May 11, 2000 with Becton, Dickinson and Company.
     10.16 (7)       2001 Equity Compensation Plan.*
     10.17 (9)       Employment Agreement dated October 10, 2002 between Med-Design and James Donegan.*
     10.18 (9)       Employment Agreement dated October 10, 2002 between Med-Design and Joseph
                     Bongiovanni.*
     10.19 (9)       Employment Agreement dated October 10, 2002 between Med-Design and Lawrence D.
                     Ellis.*
     10.20 (10)      Employment Agreement dated May 15, 2002 between Med-Design and David Dowsett.*
     10.21 (10)      Employment Agreement extension dated October 17, 2003 between Med-Design and David
                     Dowsett.*


     Exhibit
     Number                                               Description
     ------                                               -----------
     21.1 (10)       List of Subsidiaries of Med-Design.
     23.1 (10)       Consent of PricewaterhouseCoopers LLP.
     31.1            Certificate of the Chief Executive Officer required by Rule 15d - 14(a). **
     31.2            Certificate of the Chief Financial Officer required by Rule 15d - 14(a). **
     32.1 (10)       Certificate of the Chief Executive Officer required by Rule 15d - 14(b).
     32.2 (10)       Certificate of the Chief Financial Officer required by Rule 15d - 14(b).
     99.1 (10)       Experts

-----------------------
* Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K
**   Filed herewith

(1) Incorporated by reference to Form SB-2 filed April 7, 1995 and Amendment Nos. 1, 2 and 3 thereto (File No. 33-901014).
(2)  Incorporated by reference to Form 10-KSB filed on March 29, 1996.
(3)  Incorporated by reference to Form 10-KSB filed on March 31, 1998.
(4)  Incorporated by reference to Form 10-KSB filed on March 31, 1999.
(5)  Incorporated by reference to Form 10-KSB filed on March 7, 2000.
(6)  Incorporated by reference to Form 10-K filed March 23, 2001.
(7)  Incorporated by reference to Schedule 14A filed on June 28, 2001.
(8)  Incorporated by reference to Form 10-K filed April 1, 2002.
(9)  Incorporated by reference to Form 10-K filed March 28, 2003.
(10) Incorporated by reference to Form 10-K filed March 12, 2004.


(b) Reports on Form 8-K

         We did not file any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                THE MED-DESIGN CORPORATION
Dated:  April 23, 2004

                                                By: JOSEPH N. BONGIOVANNI, III
                                                -------------------------------
                                                Joseph N. Bongiovanni, III
                                                Vice President and Secretary