Form 10-Q
period 2004-03-31
MED-DESIGN CORP
filed 2004-05-07
CIK 943736

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

     FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from__ to__

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

     Yes       No

On May 7, 2004, 16,932,392 shares of the registrant’s common stock, $.01 par value, were outstanding.

Back to Contents

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

     INDEX TO FORM 10-Q

     PART I – FINANCIAL INFORMATION

     PART II – OTHER INFORMATION

Item 6-	Exhibits and Reports on Form 8-K	13

Back to Contents

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS

	March 31, 2004 (Unaudited)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$10,007,383	$5,198,837
Available-for-sale securities	14,597,746	19,830,912
Trade receivables	88,435	655,056
Prepaid expenses and other current assets	203,478	305,004

Total current assets	24,897,042	25,989,809

Property, plant, and equipment, net of accumulated depreciation of $1,433,020 and $1,366,305, respectively	718,667	782,872
Patents, net of accumulated amortization of $892,442 and $843,133, respectively	1,819,856	1,773,748

Total assets	$27,435,565	$28,546,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of capital lease obligations	$814	$1,506
Accounts payable	352,006	451,110
Accrued compensation and benefits	91,353	162,740
Accrued professional fees	124,950	138,950
Other accrued expenses	40,779	27,466

Total current liabilities	609,902	781,772

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; No shares outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 16,622,690 and 16,572,390 shares issued and outstanding, respectively	166,227	165,724
Additional paid-in capital	71,403,585	71,033,777
Accumulated deficit	(44,715,665)	(43,279,731)
Accumulated other comprehensive (loss) income	(28,484)	(155,113)

Total stockholders’ equity	26,825,663	27,764,657

Total liabilities and stockholders’ equity	$27,435,565	$28,546,429

     The accompanying notes are an integral part of these financial statements.

Back to Contents

     THE MED-DESIGN CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2004	2003

Revenue	$89,511	$39,091

Product costs	$2,729	—
General and administrative	1,351,502	$1,534,357
Research and development	358,901	414,358

Total operating expenses	1,713,132	1,948,715

Loss from operations	(1,623,621)	(1,909,624)
Interest expense	(36)	(113)
Investment income	187,723	153,468

Net loss	($1,435,934)	($1,756,269)

Basic and diluted loss per common share	($0.09)	($0.14)

Basic and diluted weighted average common shares outstanding	16,604,217	12,615,998

     The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (Unaudited)

	Three Months Ended March 31,

	2004	2003

Net loss	($1,435,934)	($1,756,269)

Other comprehensive gain (loss):

Unrealized holding gain (loss) on securities	126,629	(423,166)

Comprehensive loss	($1,309,305)	($2,179,435)

     The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	($1,435,934)	($1,756,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116,024	106,066
Loss (gain) on sale of available-for-sale securities	5,629	(26,612)
Stock-based compensation	233,130	466,822
Changes in operating assets and liabilities:
Trade receivables	566,621	—
Prepaid expenses and other current assets	101,526	118,897
Accounts payable	(99,104)	(97,838)
Accrued expenses	(72,074)	(489,147)

Net cash used in operating activities	(584,182)	(1,678,081)

Cash flows from investing activities:
Purchases of property and equipment	(2,509)	(43,364)
Additions to patents	(95,417)	(55,007)
Investment in available-for-sale securities	(101,031)	(1,376,026)
Sale of available-for-sale securities	5,455,197	2,536,086

Net cash provided by investing activities	5,256,240	1,061,689

Cash flows from financing activities:
Capital lease payments	(692)	(616)
Warrants and stock options exercised	137,180	320,359

Net cash provided by financing activities	136,488	319,743

Increase (decrease) in cash	4,808,546	(296,649)
Cash and cash equivalents, beginning of period	5,198,837	1,917,130

Cash and cash equivalents, end of period	10,007,383	$1,620,481

Noncash investing and financing activities:
Change in unrealized loss on available-for-sale securities	$ 126,629	($ 423,166)

     The accompanying notes are an integral part of these financial statements.

Back to Contents

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.  Significant Accounting Policies

     Basis of Presentation

     The accompanying unaudited consolidated financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context indicates, the “Company” or “Med-Design”) and its wholly-owned subsidiaries, MDC Investment Holdings, Inc. and MDC Research Ltd. All significant intercompany transactions and accounts are eliminated. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2003 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of the Company’s operations and cash flows for the three month period ended March 31, 2004. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the applicable requirements of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The consolidated balance sheet at December 31, 2003 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements, which were included as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     Stock Based Compensation

     The Company applies the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (FIN 44) in accounting for our stock plans. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

Back to Contents

Stock Based Compensation, continued

     The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123:

	Three Months Ended March 31,
	2004	2003

Net loss – as reported	($1,435,934)	($1,756,269)
Add: stock-based employee compensation expense included in reported net loss	233,130	466,822
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards	(484,117)	(938,323)

Net loss – pro forma	(1,686,921)	($2,227,770)

Net loss per share:

Basic & diluted loss per share – as reported	($0.09)	($ 0.14)
Basic & diluted loss per share – pro forma	($0.10)	($ 0.18)

     The fair value for stock options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with weighted-average assumptions as follows:

	Three Months Ended March 31,
	2004	2003

Dividend yield	0.00%	0.00%
Expected volatility	97.53%	89.33% to 98.60%
Risk-free interest rate	3.375%	1.65% to 3.00%
Expected lives	Based on the actual terms of options and warrants

     In August 2000 and March and November 2002, the Company entered into several equity arrangements with officers of the Company involving grants of stock options and warrants to purchase common stock. The Company recorded compensation expense in the amount of $233,130 and $466,822 in connection with these transactions in the first quarter of 2003 and 2002, respectively, to reflect partial vesting of the grants.

2.  Basic and Diluted Loss per Share:

     Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Options and warrants to purchase 3,600,527 shares of common stock as of March 31, 2004 and 2,652,819 shares of common stock as of March 31, 2003 were not included in computing diluted earnings per share as the effect was antidilutive.

 3.  Commitments and Contingencies

     In August, 2000, the Company’s stockholders approved an employment contract for the Company’s Chairman and CEO, which provided for the issuance of an aggregate of 238,806 shares in four approximately equal annual installments beginning April 1, 2000, provided he remains an officer, director or consultant of the Company. The fair value of Med-Design common stock at the date of stockholder approval of this issuance of common shares was $12.63 per share.

Back to Contents

     In August 2000, Med-Design’s stockholders approved the issuance of a warrant to purchase 50,000 shares of common stock at an exercise price of $6.26 per share and the issuance of 125,000 shares of common stock to John F. Kelley, at the time a director of the Company in connection with the performance of consulting services. The compensation arrangement was approved, subject to the conclusion of negotiations of Mr. Kelley’s contract. Negotiations have not yet concluded, and the Company continues to discuss contract terms with Mr. Kelley.

4. Related Party Transactions

     For the three months ended March 31, 2004 and 2003, the Company paid $5,425 and $10,410, respectively, for legal services to a firm, of which a partner is a director, officer and stockholder of Med-Design.

5. Warrants Outstanding

     As of March 31, 2004 and 2003, warrants to purchase a total of 1,575,532 and 500,000 shares of Med-Design’s common stock, respectively, were outstanding with various vesting and expiration periods.

     During the three months ended March 31, 2004, warrants to purchase a total of 50,000 shares of Med-Design’s common stock were exercised at an aggregate exercise price of $3.25.

6. Subsequent Events

     On April 1, 2004, Med-Design announced it had acquired the assets of the Low Profile Safety Huber Needle business from Luther Needlesafe Products, Inc. for the total consideration of $5.6 million in cash, $250,000 in stock and an additional $1.15 million in consulting fees and deferred payments to be paid in cash or, at Med-Design’s option, partly in stock over the next four years. The Luther Low Profile Safety Huber Needle, used for percutaneous connection to implanted vascular access parts for the infusion of chemotherapeutic agents, was launched in the U.S. in October 2003.

Back to Contents

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

FORWARD-LOOKING STATEMENTS

     The report contains forward-looking statements within the meaning of the “safe harbor” provisions of The Private Securities Litigation Reform Act of 1995 that address, among other things, the anticipated per unit cost of certain of our products and the sufficiency of available resources to fund operations. We generally identify forward looking statements in this report using words like “believe,” “anticipate,” “will,” “expect,” “may,” “could,” “intend” or similar statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including lack of demand or low demand for our products or for safety products generally; a determination of our licensees to focus their marketing efforts on products other than those licensed from us; delays in introduction of products licensed by us due to manufacturing difficulties or other factors; our inability to license or enter into joint venture or similar arrangements regarding our other products and other factors discussed in this report generally and in our Annual Report on Form 10-K for the year ended December 31, 2003. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Overview

     Reference is made to the “Overview” section in our Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion supplements the discussion in the Form 10-K “Overview” under the caption “Revenue Growth.”

     Revenues from the sale of the 1Shot Safety Dental Syringe has been very limited to date. We understand that Sultan Chemists, which is marketing the 1Shot Safety Dental Syringe, has only sold a limited quantity of syringes to customers who are evaluating the product. We are hopeful that, following an evaluation period, customers will purchase larger quantities of the syringes, but no such larger quantity orders have been received to date.

     We anticipate that revenues will be enhanced by sales of the Low Profile Safety Huber Needle, which we acquired in April 2004 from Luther Needlesafe Products, as described under “Recent Developments.” The product is subject to manufacturing and distribution arrangements that were assigned to us in connection with the acquisition. Revenues from this product will be reflected in results for the second quarter of 2004.

     Royalties revenues from our licensed products increased during the quarter but are still below our expectations. We are optimistic that sales of these licensed products will increase, generating higher revenues.

Results of Operations

Results of Operations for the Three-Month Periods Ended March 31, 2004 and 2003

     Revenue for the three months ended March 31, 2004 was $89,511, an increase of $50,420 as compared to revenue of $39,091 for the corresponding period in 2003. The majority of the revenue for the three months ended March 31, 2004 and 2003 reflected royalty payments from our licensing agreements with BD and Medamicus. Royalties increased due to increased sales volume. Sales of the 1Shot Safety Dental Syringe for the quarter ended March 31, 2004 were approximately $3,000.

     Product costs, which consist of direct and indirect costs related to the sale of the 1Shot Safety Dental Syringe were $2,729 for the three months ended March 31, 2004. Product costs for the current quarter reflect low volume production and were substantially higher on a per unit basis than we anticipate will be the case when the product is in full automated production. There were no costs related to product sales for the corresponding period in 2003.

     General and administrative expenses for the three months ended March 31, 2004 were $1,351,502, a decrease of $182,855 as compared to general and administrative expenses of $1,534,357 for the corresponding period in 2003. The decrease in general and administrative expenses was primarily due a reduction in expenditures for employee compensation of approximately $50,000 resulting from a reduction in staff and a reduction in stock based compensation expense of approximately $200,000, related to equity arrangements with the officers of the Company, offset by increases in legal fees resulting from the negotiation of the Safety Huber Needle asset acquisition described below under “Recent Developments.”

Back to Contents

     Research and development expenses for the three months ended March 31, 2004 were $358,901, a decrease of $55,547 as compared to research and development expenses of $414,358 in 2003. The decrease in research and development expenses was due primarily to a reduction in expenditures for employee compensation of approximately $60,000 resulting from a reduction in staff.

Recent Developments

     On April 1, 2004, we completed the acquisition of assets of the Safety Huber Needle business of Luther Needlesafe Products, Inc., for a total consideration of $5.6 million in cash, $250,000 in stock and an additional $1.15 million in consulting fees and deferred payments to be paid in cash or, at our option, partly in stock, over the next four years.

Liquidity and Capital Resources

     At March 31, 2004, we had cash, cash equivalents and available-for-sale securities of $24,605,129 as compared to $25,029,749 at December 31, 2003, a decrease of $424,620 or approximately 2%. Total cash, cash equivalents and available-for-sale securities at March 31, 2004 does not reflect our payment of $5.6 million in cash on April 1, 2004 as partial consideration for our acquisition of the Safety Huber Needle business of Luther Needlesafe Products, Inc.

     Our primary uses of cash for the three months ended March 31, 2004 consisted of general and administrative costs, including cash payments of $539,464 for salaries and research and development costs of $174,854 to design and develop new products.

     We have a revolving line of credit under which we may borrow up to $3,000,000. This facility can be used to fund working capital needs and finance capital equipment purchases. Advances for capital equipment financing may not exceed $600,000 and borrowings would be collateralized by substantially all of our assets. Any borrowings to meet working capital needs would bear interest at LIBOR plus 2.25%, while borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. The facility expires on May 31, 2004, and we intend to seek renewal of the facility. There is no assurance that we will be successful in negotiating a renewal of the line of credit on reasonable terms. There were no amounts outstanding under the line of credit at March 31, 2004.

     We believe that we have sufficient funds to support our planned operations for at least the next twelve months. The availability of resources over a longer term will be dependent on our ability to enter into licensing agreements, the amount of royalty payments we receive from our current and future licensees, our ability to increase sales of the 1Shot Safety Dental Syringe, our ability to generate profits from sales of the Low Profile Safety Huber Needle, our ability to enter into, and profitably operate under collaborative arrangements and our ability to raise additional equity or debt financing. We have not generated sufficient cash flows from operations to support our operations on an on-going basis and anticipate that we may need to seek additional sources of funding in the future. If we are unsuccessful in negotiating additional agreements, or if licensing revenues are insufficient to support our operations, we may be required to reduce the scope of, or cease, our operations.

Back to Contents

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     There were no amounts outstanding under our revolving line of credit at March 31, 2004. If we were to borrow under our credit facility, borrowings to meet working capital needs would bear interest at LIBOR plus 2.25% and borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. As a result, any such borrowings would be subject to interest rate fluctuations.

     We invest a portion of excess cash in marketable securities in accordance with our investment guidelines as approved by our Board of Directors. These investments are in highly liquid, low risk securities where our risk of loss is at a minimum. We invest in investment grade bonds and commercial paper and in money market accounts.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

     Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by Med-Design in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Change in Internal Control over Financial Reporting

     No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

Part II – OTHER FINANCIAL INFORMATION

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

Back to Contents

     Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Med-Design Corporation

Date: May 7, 2004	JAMES M. DONEGAN James M. Donegan Chief Executive Officer

LAWRENCE D. ELLIS Lawrence D. Ellis Chief Financial Officer