Form 10-Q
period 2004-06-30
MED-DESIGN CORP
filed 2004-08-16
CIK 943736

Proceed to Contents

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

Yes                          No

On August 2, 2004, 16,749,486 shares of the registrant’s common stock, $.01 par value, were outstanding.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

Back to Contents

PART I – FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004 (unaudited)	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$4,129,124	$5,198,837
Available-for-sale securities	12,584,621	19,830,912
Trade receivables	284,631	655,056
Inventory	294,487	39,243
Prepaid expenses and other current assets	476,163	265,761

Total current assets	17,769,026	25,989,809

Property, plant, and equipment, net of accumulated depreciation of $1,494,371 and $1,366,305 at June 30, 2004 and December 31, 2003, respectively	748,543	782,872
Patents, net of accumulated amortization of $943,028 and $843,134 at June 30, 2004 and December 31, 2003, respectively	1,831,256	1,773,748
Acquired license rights, net of accumulated amortization of $99,208 at June 30, 2004	6,349,294	—
Goodwill	240,959	—

Total assets	$26,939,078	$28,546,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$250,102	$1,506
Accounts payable	608,878	451,110
Accrued compensation and benefits	124,716	162,740
Accrued professional fees	169,988	138,950
Other accrued expenses	65,863	27,466

Total current liabilities	1,219,547	781,772

Long-term payable, less current maturities	439,812	—

Total liabilities	1,659,359	781,772

Commitments and Contingencies (See Footnote 4)

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; No shares outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 16,749,486 and 16,572,390 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	167,495	165,724
Additional paid-in capital	71,834,548	71,033,777
Accumulated deficit	(46,159,831)	(43,279,731)
Accumulated other comprehensive loss	(562,493)	(155,113)

Total stockholders’ equity	25,279,719	27,764,657

Total liabilities and stockholders’ equity	$26,939,078	$28,546,429

The accompanying notes are an integral part of these financial statements.

Back to Contents

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenue	$369,330	$42,145	$458,841	$81,236

Costs and expenses:
Product	316,791	23,755	319,521	23,755
General and administrative	1,304,600	1,430,458	2,656,056	2,964,225
Research and development	301,357	350,428	660,258	764,787

Total operating expenses	1,922,748	1,804,641	3,635,835	3,752,767

Loss from operations	(1,553,418)	(1,762,496)	(3,176,994)	(3,671,531)

Interest expense	(9,000)	(94)	(9,000)	(207)
Investment income	118,254	172,154	305,894	325,033

Net loss	$(1,444,164)	$(1,590,436)	$(2,880,100)	$(3,346,705)

Basic and diluted loss per common share:

Net loss	$(0.09)	$(0.13)	$(0.17)	$(0.26)

Basic and diluted weighted average common shares outstanding	16,748,093	12,697,718	16,675,980	12,657,084

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net loss	$(1,444,164)	$(1,590,436)	$(2,880,100)	$(3,346,705)

Other comprehensive loss:

Unrealized gains (losses) on securities	(534,092)	231,629	(407,380)	(191,537)

Comprehensive loss	$(1,978,256)	$(1,358,807)	$(3,287,480)	$(3,538,242)

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(2,880,100)	$(3,346,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	327,168	191,104
Loss (gain) on sale of available-for-sale securities	50,410	(25,954)
Stock-based compensation	361,762	910,369
Changes in operating assets and liabilities net of effect from acquired business:
Trade receivables	370,425	(41,690)
Prepaid expenses and other current assets	(210,402)	(262,601)
Inventory	(165,244)	—
Note receivable-related party	—	(19,836)
Accounts payable	157,768	(148,965)
Accrued compensation, benefits, professional fees and other accrued expenses	67,714	(383,556)

Net cash used in operating activities	$(1,920,499)	$(3,127,834)

Cash flows from investing activities:
Purchases of property, plant and equipment	(32,238)	(45,073)
Additions to patents	(157,402)	(82,067)
Investment in available-for-sale securities	(941,462)	(4,476,900)
Sale of available-for-sale securities	7,729,962	6,146,888
Purchase of acquired license rights	(5,910,146)	—

Net cash provided by investing activities	688,714	1,542,848

Cash flows from financing activities:
Capital lease payments	(1,403)	(1,250)
Warrants and stock options exercised	163,475	320,359

Net cash provided by financing activities	162,072	319,109

Decrease in cash	(1,069,713)	(1,265,877)
Cash and cash equivalents, beginning of period	5,198,837	1,917,130

Cash and cash equivalents, end of period	$4,129,124	$651,253

Noncash investing and financing activities:
Change in unrealized loss on available-for-sale securities	$(407,380)	$(191,537)

Acquired business (note 2)
Cash paid	$5,910,146
Non-cash consideration:
Stock issued	250,000
Liability – additional purchase consideration	680,812

Total fair market value	$6,840,958

The accompanying notes are an integral part of these financial statements.

Back to Contents

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited consolidated financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context indicates, the “Company” or “Med-Design”) and its wholly-owned subsidiaries. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2003 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of June 30, 2004, the results of the Company’s operations for the three and six month periods ended June 30, 2004 and cash flows for the six month period ended June 30, 2004. The results of operations for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles accepted in the United States for interim financial information and the applicable requirements of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements, which were included as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of The Med-Design Corporation and its wholly owned subsidiaries, MDC Investment Holdings, Inc. and MDC Research Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts from prior years have been reclassified for comparability.

Revenue Recognition

     Fees received in connection with the entry into licensing contracts for the Company’s patented, proprietary products are recorded as revenue following the execution of a binding agreement, and when the Company has fulfilled its obligations under the arrangement or when Med-Design’s only remaining obligation is to maintain and defend the licensed patent rights.

     Royalties received on licensed products which are based on the licensee’s product volume are recorded as revenue in the period when the royalty payments are earned. Minimum contractual royalty payments related to licensed products are recorded as revenue during the period to which the minimum payments relate.

     Revenues from the sale of contract manufactured products are recorded upon the receipt of the product by customer when Med-Design pays freight. Revenues from the sale of contract manufactured products are recorded upon shipment of the product when customer pays freight.

Investment in Acquired License Rights

     On April 1, 2004, Med-Design acquired the assets of the Safety Huber Needle business of Luther Needlesafe Products, Inc., which has been accounted for as an acquisition of a business in accordance with the guidance in EITF 98-3, Determining Whether a Non-monetary Transaction Involves Receipt of Production Assets or of a Business. The Low Profile Safety Huber Needle, the version of the Safety Huber Needle product marketed by the Company and used for the delivery of chemotherapeutic agents, was launched in the U.S. in October 2003. This acquisition expands the Company’s safety product line and provides contract manufacturing capability and an established distribution channel for the products. See Note 2.

Back to Contents

Goodwill and Other Intangibles Resulting from Business Acquisition

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 upon the acquisition of the assets of the Huber Needle business on April 1, 2004. SFAS No. 142 addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized and that impairment will be measured using various valuation techniques based on discounted cash flows. Both goodwill and intangible assets deemed to have indefinite life will be tested for impairment at least annually. Intangible assets with finite lives will be amortized over their useful lives.

Impairment of Long-Lived Assets

     The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. An impairment or change in useful life would be recorded whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”.

Product Cost

     Product cost includes direct expenditures for material, packaging, sterilization, freight, amortization of investment in acquired license rights and consulting expense related to the acquisition of the Safety Huber Needle business. The Company also allocated some of its overhead (labor, use of facilities and depreciation) to Product Cost.

Stock-Based Compensation

     The Company applies the intrinsic value method of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and the Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (FIN 44) in accounting for its stock plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net loss – as reported	$(1,444,164)	$(1,590,436)	$(2,880,100)	$(3,346,705)
Add: stock-based employee compensation expense included in reported net loss	128,632	443,547	361,762	910,369
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards	(484,901)	(1,039,843)	(969,018)	(1,978,165)

Net loss – pro forma	$(1,800,433)	$(2,186,732)	$(3,487,356)	$(4,414,501)

Net loss per share:

Basic & diluted loss per share – as reported	$(0.09)	$(0.13)	$(0.17)	$(0.26)
Basic & diluted loss per share – pro forma	$(0.11)	$(0.17)	$(0.21)	$(0.35)

     In August 2000 and March and November 2002, the Company entered into several equity arrangements with officers and consultants of the Company involving grants of stock options and warrants to purchase common stock. The Company recorded compensation expense in the amount of $128,632 and $443,547 in connection with these transactions for the three months ended June 30, 2004 and June 30, 2003, respectively, and $361,762 and $910,369 for the six months ended June 30, 2004 and 2003, respectively, to reflect partial vesting of the grants.

Back to Contents

2.     Investment in Acquired License Rights

Acquisition of a Business

     On April 1, 2004, Med-Design acquired the assets of the Huber Needle business of Luther Needlesafe Products, Inc. The Company paid $5.6 million in cash, $250,000 in Med-Design common stock (67,094 shares valued at $3.73 per share, which was the average of the reported closing prices of Med-Design’s common stock on the Nasdaq National Market for the 10 trading days preceding the date of the acquisition) and $750,000 to be paid in cash or, at Med-Design’s option, in Med-Design common stock over the next three years. The three year payment arrangement was valued at its discounted present value of $680,812. The purchase price of the acquired business was thus $6,840,958, inclusive of costs related to the acquisition of $310,146. Results of operations for the Huber Needle business are included in the Company’s income statement effective April 1, 2004. See also Note 4.

Back to Contents

Huber Needle Business Transaction Summary

Purchase price:
Cash	$5,910,146
Stock	250,000
Liability—additional purchase consideration	680,812

$6,840,958

Allocated as follows:

Inventory	$90,000
Property and equipment	61,498
Acquired license rights	6,448,501
Goodwill	240,959

$6,840,958

The acquired license rights are being amortized over the remaining patent life of approximately 16 years.

The following unaudited pro forma financial information presents the combined results of operations of the Company and the Huber Needle Business for the year ended December 31, 2003, as if the acquisition had occurred on January 1, 2003. Cost information for the Huber Needle Business for the three and six months ended June 30, 2003 and the three months ended March 31, 2004 are not available. Accordingly, pro forma information for the three and six months ended June 30, 2003 and the six months ended June 30, 2004 is not presented. Revenues of the Huber Needle Business for the three and six months ended June 30, 2003 and for the three months ended March 31, 2004 were approximately $272,000, $510,000 and $431,000, respectively.

THE MED-DESIGN CORPORATION

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED DECEMBER 31, 2003

	HISTORICAL

	THE MED-DESIGN CORPORATION	HUBER NEEDLE BUSINESS	PRO FORMA ADJUSTMENTS		PRO FORMA

Revenue	$826,725	$718,909			$1,545,634

Net loss	(6,046,489)	(254,790)	(385,177)	(A)	(6,686,456)

Basic and diluted loss per common share	$(0.42)				$(0.47)

Basic and diluted weighted average common shares outstanding	14,282,613				14,349,707

(A) Net income was adjusted for pro forma purposes to recognize the effect of the difference between historical costs of the business and the costs attributable to the recorded values of assets and liabilities following the acquisition. These net loss (increases) decreases were:

	Depreciation/Amortization	$(396,233)
	Interest Expense	$11,056

		$(385,177)

3.     Basic and Diluted Loss per Share

     Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Options and warrants to purchase 3,518,775 shares of common stock as of June 30, 2004 and 2,538,417 shares of common stock as of June 30, 2003 were not included in computing diluted earnings per share as the effect was anti-dilutive.

4.     Commitments and Contingencies

     In August 2000, the Company’s stockholders approved an employment contract for the Company’s Chairman and Chief Executive Officer, which provided for the issuance of an aggregate of 238,806 shares over four years beginning April 1, 2000, provided he remains an officer, director or consultant of the Company. The fair value of Med-Design common stock at the date of stockholder approval of this issuance of common shares was $12.63 per share. The final installment of shares was issued on April 1, 2004 and all compensation expense related to the issuance of the shares has been recorded as compensation expense.

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

     In conjunction with the acquisition of the Huber Needle business (Note 2), the Company entered into a four year consulting agreement with the seller that provides for quarterly payments of $25,000. Related costs are charged to product costs and expenses.

5.     Related Party Transactions

     For the six months ended June 30, 2004 and 2003, the Company paid $9,998 and $13,459, respectively, for legal services to a firm, of which a partner is a director, officer and stockholder of Med-Design.

Back to Contents

6.     Warrants Outstanding

     As of June 30, 2004 and 2003, warrants to purchase a total of 1,575,532 and 500,000 shares of Med-Design’s common stock, respectively, were outstanding with various vesting and expiration periods.

7.     Indemnification

     Pursuant to the asset purchase agreement with Luther Needlesafe Products, Inc., Med-Design agreed to indemnify Luther for any damages to Luther that arise out of the liabilities and obligations Med-Design assumed under the agreement and Med-Design’s ownership or operation of the acquired assets following the closing.

Back to Contents

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operation

FORWARD-LOOKING STATEMENTS

     The report contains forward-looking statements within the meaning of the “safe harbor” provisions of The Private Securities Litigation Reform Act of 1995 that address, among other things, the generation of royalty revenues from the Company’s licensees and the sufficiency of available resources to fund operations. The Company generally identifies forward looking statements in this report using words like “believe,” “anticipate,” “will,” “expect,” “may,” “could,” “intend” or similar statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including lack of demand or low demand for the Company’s products or for safety products generally; a determination of its licensees to focus their marketing efforts on products other than those licensed from the Company; delays in introduction of products licensed by the Company due to manufacturing difficulties or other factors; its inability to license or enter into joint venture or similar arrangements regarding its other products and other factors discussed in this report generally and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Overview

     Reference is made to the “Overview” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion supplements the discussion in the Form 10-K “Overview” under the caption “Revenue Growth.”

     On April 1, 2004, the Company acquired the assets of the Safety Huber Needle business of Luther Needlesafe Products, Inc. (“Luther”), which has been accounted for as an acquisition of a business, for total consideration of $5.6 million in cash, $250,000 in Med-Design common stock (67,094 shares valued at $3.73 per share, which was the average of the reported closing prices of Med-Design’s common stock on the Nasdaq National Market for the 10 trading days preceding the date of the acquisition) and $750,000 in deferred payments. See Note 2 to the unaudited consolidated financial statements. The Low Profile Safety Huber Needle, the version of the Safety Huber Needle product marketed by the Company and used for the delivery of chemotherapeutic agents, was launched in the U.S. in October 2003. This acquisition expands the Company’s safety product line and provides contract manufacturing capability and an established distribution channel for the products. Revenues were meaningfully enhanced by sales of the Low Profile Safety Huber Needle during the second quarter, as discussed in “Results of Operations” below.

     Revenues from the sale of the 1Shot Safety Dental Syringe have continued to be limited. The Company understands that Sultan Chemists, which is marketing the 1Shot Safety Dental Syringe, has only sold a limited quantity of syringes to customers who are evaluating the product. The Company is hopeful that, following an evaluation period, customers will purchase larger quantities of the syringes, but no such larger quantity orders have been received to date.

     The Company continues to generate revenues from the licensing of its products technologies to Becton Dickinson and Company (“BD”) and Enpath Medical, Inc. Revenues are increasing but still remain below the Company’s expectation. The Company believes that the increasing trend will continue.

Results of Operations

Results of Operations for the Three-Month Periods Ended June 30, 2004 and 2003

     Revenue for the three months ended June 30, 2004 was $369,330, an increase of $327,185 as compared to revenue of $42,145 for the corresponding period in 2003. Revenue for the three months ended June 30, 2004 reflected sales of the Low Profile Safety Huber Needle, sales of the 1Shot Safety Dental Syringe and royalty payments under the Company’s licensing agreements. Revenues from the Low Profile Safety Huber Needle and the 1Shot Safety Dental Syringe were $248,322 and $15,704, respectively, for the three months ended June 30, 2004. Revenues from the Company’s licensing agreements were $105,304 for the three months ended June 30, 2004.

Back to Contents

     Product costs, which consist of direct and indirect costs related to our contract manufactured products, the amortization of $99,208 of the investment in acquired licensed products and consulting expense, were $316,791 for the three months ended June 30, 2004, an increase of $293,036 as compared to product costs of $23,755 for the corresponding period in 2003. Product costs for the quarter ended June 30, 2003 reflect the initial launch of the 1Shot Safety Dental Syringe and were substantially lower since such costs did not include costs relating to the Low Profile Safety Huber Needle and sales volume of the 1Shot Safety Dental Syringe were lower than in 2004.

     General and administrative expenses were $1,304,600, a decrease of $125,858 as compared to general and administrative expenses of $1,430,458 for the corresponding period in 2003. The decrease in general and administrative expenses was primarily due to a reduction in compensation expense.

     Research and development expenses for the three months ended June 30, 2004 were $301,357, a decrease of $49,071 as compared to research and development expenses of $350,428 for the corresponding period in 2003. The decrease in research and development was due primarily to a reduction in expenditures for employee compensation.

Results of Operations for the Six-Month Periods Ended June 30, 2004 and 2003

     Revenue for the six months ended June 30, 2004 was $458,841, an increase of $377,605 as compared to revenue of $81,236 for the corresponding period in 2003. Revenue for the six months ended June 30, 2004 reflected sales of the Low Profile Safety Huber Needle, sales of the 1Shot Safety Dental Syringe and royalties under the Company’s license agreements. The majority of revenue for the six months ended June 30, 2003 reflected royalties of $249,418 from Enpath Medical and BD under the Company’s license agreements.

     General and administrative expenses were $2,656,056 for the six months ended June 30, 2004 a decrease of $308,170 as compared to general and administrative expenses of $2,964,226 for the corresponding period in 2003. The decrease in general and administrative expenses was primarily due to a reduction in expenditures for employee compensation.

     Research and development expenses for the six months ended June 30, 2004 were $660,258, a decrease of $104,529 as compared to research and development expenses of $764,787 in 2003. The decrease in research and development expense is due primarily to a reduction in expenditure for employee compensation.

Liquidity and Capital Resources

     At June 30, 2004, the Company had cash, cash equivalents and available-for-sale securities of $16,713,745 as compared to $25,029,749 at December 31, 2003, a decrease of $8,316,004 or approximately 33%. The decrease is due primarily to the $5,600,000 cash portion of the purchase price of the assets of the Safety Huber Needle business and approximately $310,000 in expenses related to the acquisition.

     For the six months ended June 30, 2004, the Company’s net cash used in operating activities was $1,920,499, principally reflecting our net loss of $2,880,100. The Company’s cash position was also adversely affected by a $210,402 increase in prepaid and other current assets relating to the operations of the business. Net cash provided by investing activities was primarily due to the sale of available-for-sale securities for working capital purposes and the acquisition of the assets of the Safety Huber Needle business.

     The Company has a revolving line of credit under which it may borrow up to $3,000,000. This facility can be used to fund working capital needs and finance capital equipment purchases. Advances for capital equipment financing may not exceed $600,000 and borrowings would be collateralized by substantially all of its assets. Any borrowings to meet working capital needs would bear interest at LIBOR plus 2.25%, while borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. The facility expires on May 31, 2005, and at that time the Company intends to seek renewal of the facility. There is no assurance that the Company will be successful in negotiating a renewal of the line of credit on reasonable terms. There were no amounts outstanding under the line of credit at June 30, 2004.

Back to Contents

     The Company believes that it has sufficient funds to support its planned operations for at least the next twelve months. The availability of resources over a longer term will be dependent on the Company’s ability to enter into licensing agreements, the amount of royalty payments it receives from its current and future licensees, its ability to increase sales of the 1Shot Safety Dental Syringe, the ability to generate profits from sales of the Low Profile Safety Huber Needle, the ability to enter into, and profitably operate under collaborative arrangements and its ability to raise additional equity or debt financing. The Company has not generated sufficient cash flows from operations to support the operations on an on-going basis and anticipates that it may need to seek additional sources of funding in the future. If the Company is unsuccessful in negotiating additional agreements, or if licensing revenues are insufficient to support the operations, it may be required to reduce the scope of, or cease, its operations.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

     There were no amounts outstanding under the Company’s revolving line of credit at June 30, 2004. If the Company were to borrow under its credit facility, borrowings to meet working capital needs would bear interest at LIBOR plus 2.25% and borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. As a result, any such borrowings would be subject to interest rate fluctuations.

Item 4.     Controls and Procedures

     (a)     Evaluation of Disclosure Controls and Procedures

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are ineffective because they did not result in the Company’s obtaining unaudited quarterly information regarding Luther Needlesafe Products, Inc. necessary to enable the preparation of certain pro forma information required to be included in a financial statement footnote. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b)      Change in Internal Control over Financial Reporting

     No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

PART II – OTHER INFORMATION

Item 2.     Change in Securities

     In connection with the acquisition of the assets of the Huber Needle business from Luther Needlesafe Products, Inc. on April 1, 2004, as part of the total consideration, the Company issued $250,000 of its common stock, or 67,094 shares valued at $3.73 per share, which was the average of the reported closing prices of Med-Design’s common stock on the Nasdaq National Market for the 10 trading days preceding the date of the acquisition. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder.

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

     On April 15, 2004, the Company filed a Current Report on Form 8-K, dated April 1, 2004, disclosing the acquisition of the assets of the Huber Needle business from Luther Needlesafe Products, Inc. On June 15, 2004, the Company filed an amendment to that 8-K to file the Financial Statements and Pro Forma Financial Information required as a result of the asset acquisition. On June 17, 2004, the Company filed a second amendment to that 8-K to correct an exhibit filed to the June 15, 2004 amendment.

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Med-Design Corporation

Date: August 16, 2004	JAMES M. DONEGAN

James M. Donegan
Chief Executive Officer

LAWRENCE D. ELLIS

Lawrence D. Ellis
Chief Financial Officer
Principal Financial and Accounting Officer

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