Form 10-Q/A
period 2004-06-30
MED-DESIGN CORP
filed 2004-09-02
CIK 943736

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)

[ ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                                                 -------------

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                     FOR THE TRANSITION PERIOD FROM __ TO__

                         COMMISSION FILE NUMBER 0-25852
                                                -------

                           THE MED-DESIGN CORPORATION
                           --------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                                          23-2771475
------------------------------------------------                        ---------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR                        (IRS EMPLOYER IDENTIFICATION NO.)
                ORGANIZATION)

       2810 BUNSEN AVENUE, VENTURA, CA                                                 93003
 ----------------------------------------                                           ----------
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

                             YES |X|     NO | |

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

                             YES |X|     NO | |

ON AUGUST 2, 2004, 16,749,486 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

================================================================================

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-Q/A

                                                                                                          Page Number
                         PART I - FINANCIAL INFORMATION

Item 1-        Financial Statements

                  Consolidated Balance Sheets as of June 30, 2004 (unaudited) and as of
                       December 31, 2003                                                                          3

                  Consolidated Statements of Operations (unaudited) for the three months and six
                       months ended June 30, 2004 and 2003                                                        4

                  Consolidated Statements of Comprehensive Loss (unaudited) for the three months and
                       six months ended June 30, 2004 and 2003                                                    5

                  Consolidated Statements of Cash Flows (unaudited) for the six months ended
                       June 30, 2004 and 2003                                                                     6

                  Notes to Consolidated Financial Statements (unaudited)                                       7-13

Item 2-        Management's Discussion and Analysis of Financial Condition and Results of Operations          14-16

                           PART II - OTHER INFORMATION

Item 6-        Exhibits and Reports on Form 8-K                                                                  17

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 of The Med-Design Corporation amends the information contained in Part I Items 1 and 2 solely to (i) include, in footnote 2 of the Notes to the Consolidated Financial Statements, pro forma interim financial information regarding combined results of operations of Med-Design and the Safety Huber Needle business, (ii) include, in Management's Discussion and Analysis of Financial Condition and Results of Operations, quantification of the amount ($25,000) of consulting expense included in product costs during the three months ended June 30, 2004 and (iii) make typographical corrections.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30,
                                                                                        2004             DECEMBER 31,
                                                                                     (UNAUDITED)            2003
                                                                                     -----------         ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $   4,129,124       $   5,198,837
     Available-for-sale securities                                                     12,584,621          19,830,912
     Trade receivables                                                                    284,631             655,056
     Inventory                                                                            294,487              39,243
     Prepaid expenses and other current assets                                            476,163             265,761
                                                                                    -------------       -------------
          Total current assets                                                         17,769,026          25,989,809

     Property, plant, and equipment, net of accumulated depreciation of $1,494,371 and $1,366,305 at June 30, 2004 and
          December 31, 2003, respectively                                                 748,543             782,872
     Patents, net of accumulated amortization of $943,028 and $843,134 at
          June 30, 2004 and December 31, 2003, respectively                             1,831,256           1,773,748
     Acquired license rights, net of accumulated amortization
          of $99,208 at June 30, 2004                                                   6,349,294                  --
     Goodwill                                                                             240,959                  --
                                                                                    -------------       -------------
     Total assets                                                                   $  26,939,078       $  28,546,429
                                                                                    =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt and capital lease obligations             $     250,102       $       1,506
     Accounts payable                                                                     608,878             451,110
     Accrued compensation and benefits                                                    124,716             162,740
     Accrued professional fees                                                            169,988             138,950
     Other accrued expenses                                                                65,863              27,466
                                                                                    -------------       -------------
          Total current liabilities                                                     1,219,547             781,772

     Long-term payable, less current maturities                                           439,812                  --
                                                                                    -------------       -------------
          Total liabilities                                                             1,659,359             781,772
                                                                                    -------------       -------------
Commitments and Contingencies (See Footnote 4)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
          No shares outstanding at June 30, 2004 and December 31, 2003                         --                  --
     Common stock, $.01 par value, 30,000,000 shares authorized;
          16,749,486 and 16,572,390 shares issued and outstanding as of
          June 30, 2004 and December 31, 2003, respectively                               167,495             165,724
     Additional paid-in capital                                                        71,834,548          71,033,777
     Accumulated deficit                                                              (46,159,831)        (43,279,731)
     Accumulated other comprehensive loss                                                (562,493)           (155,113)
                                                                                    -------------       -------------
     Total stockholders' equity                                                        25,279,719          27,764,657
                                                                                    -------------       -------------
     Total liabilities and stockholders' equity                                     $  26,939,078       $  28,546,429
                                                                                    =============       =============


   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         JUNE 30,                        JUNE 30,
                                               ----------------------------    ----------------------------
                                                    2004           2003            2004            2003
                                               ------------    ------------    ------------    ------------
Revenue                                        $    369,330    $     42,145    $    458,841    $     81,236

Costs and expenses:
     Product                                        316,791          23,755         319,521          23,755
     General and administrative                   1,304,600       1,430,458       2,656,056       2,964,225
     Research and development                       301,357         350,428         660,258         764,787
                                               ------------    ------------    ------------    ------------
     Total operating expenses                     1,922,748       1,804,641       3,635,835       3,752,767

     Loss from operations                        (1,553,418)     (1,762,496)     (3,176,994)     (3,671,531)

     Interest expense                                (9,000)            (94)         (9,000)           (207)
     Investment income                              118,254         172,154         305,894         325,033
                                               ------------    ------------    ------------    ------------
Net loss                                       $ (1,444,164)   $ (1,590,436)   $ (2,880,100)   $ (3,346,705)
                                               ============    ============    ============    ============
BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss                                             $(0.09)         $(0.13)         $(0.17)         $(0.26)

Basic and diluted weighted average common
   shares outstanding                            16,748,093      12,697,718      16,675,980      12,657,084

        The accompanying notes are an integral part of these consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                   (unaudited)

                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         JUNE 30,                        JUNE 30,
                                               ----------------------------    ----------------------------
                                                    2004           2003            2004            2003
                                               ------------    ------------    ------------    ------------
Net loss                                       $ (1,444,164)   $ (1,590,436)   $ (2,880,100)   $ (3,346,705)

Other comprehensive loss:

Unrealized gains (losses)
     on securities                                 (534,092)        231,629        (407,380)       (191,537)
                                               ------------    ------------    ------------    ------------
Comprehensive loss                             $ (1,978,256)   $ (1,358,807)   $ (3,287,480)   $ (3,538,242)
                                               ============    ============    ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                  ----------------------------------
                                                                                      2004                  2003
                                                                                  ------------          ------------
Cash flows from operating activities:
Net loss                                                                          $ (2,880,100)         $ (3,346,705)
Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation and amortization                                                327,168               191,104
          Loss (gain) on sale of available-for-sale securities                          50,410               (25,954)
          Stock-based compensation                                                     361,762               910,369
          Changes in operating assets and liabilities net of
               effect from acquired business:
                    Trade receivables                                                  370,425               (41,690)
                    Prepaid expenses and other current assets                         (210,402)             (262,601)
                    Inventory                                                         (165,244)                   --
                    Note receivable-related party                                           --               (19,836)
                    Accounts payable                                                   157,768              (148,965)
                    Accrued compensation, benefits, professional
                         fees and other accrued expenses                                67,714              (383,556)
                                                                                  ------------          ------------
          Net cash used in operating activities                                   $ (1,920,499)         $ (3,127,834)
                                                                                  ------------          ------------
Cash flows from investing activities:
     Purchases of property, plant and equipment                                        (32,238)              (45,073)
     Additions to patents                                                             (157,402)              (82,067)
     Investment in available-for-sale securities                                      (941,462)           (4,476,900)
     Sale of available-for-sale securities                                           7,729,962             6,146,888
     Purchase of acquired license rights                                            (5,910,146)                   --
                                                                                  ------------          ------------
          Net cash provided by investing activities                                    688,714             1,542,848
                                                                                  ------------          ------------
Cash flows from financing activities:
     Capital lease payments                                                             (1,403)               (1,250)
     Warrants and stock options exercised                                              163,475               320,359
                                                                                  ------------          ------------
          Net cash provided by financing activities                                    162,072               319,109
                                                                                  ------------          ------------
Decrease in cash                                                                    (1,069,713)           (1,265,877)
Cash and cash equivalents, beginning of period                                       5,198,837             1,917,130
                                                                                  ------------          ------------
Cash and cash equivalents, end of period                                          $  4,129,124          $    651,253
                                                                                  ============          ============
Noncash investing and financing activities:
Change in unrealized loss on available-for-sale securities                        $   (407,380)         $   (191,537)
                                                                                  ============          ============
Acquired business (note 2)
     Cash paid                                                                    $  5,910,146
     Non-cash consideration:
          Stock issued                                                                 250,000
          Liability - additional purchase consideration                                680,812
                                                                                  ------------
Total fair market value                                                           $  6,840,958
                                                                                  ============

   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context indicates, the "Company" or "Med-Design") and its wholly-owned subsidiaries. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2003 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of June 30, 2004, the results of the Company's operations for the three and six month periods ended June 30, 2004 and cash flows for the six month period ended June 30, 2004. The results of operations for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles accepted in the United States for interim financial information and the applicable requirements of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the Company's audited financial statements, which were included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

INVESTMENT IN ACQUIRED LICENSE RIGHTS

     On April 1, 2004, Med-Design acquired the assets of the Safety Huber Needle business of Luther Needlesafe Products, Inc., which has been accounted for as an acquisition of a business in accordance with the guidance in EITF 98-3, Determining Whether a Non-monetary Transaction Involves Receipt of Production Assets or of a Business. The Low Profile Safety Huber Needle, the version of the Safety Huber Needle product marketed by the Company and used for the delivery of chemotherapeutic agents, was launched in the U.S. in October 2003. This acquisition expands the Company's safety product line and provides contract manufacturing capability and an established distribution channel for the products. See Note 2.

GOODWILL AND OTHER INTANGIBLES RESULTING FROM BUSINESS ACQUISITION

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 upon the acquisition of the assets of the Safety Huber Needle business on April 1, 2004. SFAS No. 142 addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized and that impairment will be measured using various valuation techniques based on discounted cash flows. Both goodwill and intangible assets deemed to have indefinite lives will be tested for impairment at least annually. Intangible assets with finite lives will be amortized over their useful lives.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. An impairment or change in useful life would be recorded whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed in accordance with SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets."

PRODUCT COST

     Product cost includes direct expenditures for material, packaging, sterilization, freight, amortization of investment in acquired license rights and consulting expense related to the acquisition of the Safety Huber Needle business. The Company also allocated some of its overhead (labor, use of facilities and depreciation) to product cost.

STOCK-BASED COMPENSATION

     The Company applies the intrinsic value method of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and the Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44) in accounting for its stock plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                  -----------------------------    ----------------------------
                                                       2004             2003           2004            2003
                                                  ------------     ------------    ------------    ------------
Net loss - as reported                            $ (1,444,164)    $ (1,590,436)   $ (2,880,100)   $ (3,346,705)
Add: stock-based employee compensation
     expense included in reported net loss             128,632          443,547         361,762         910,369
Deduct: total stock-based employee
     compensation expense determined under
     fair-value based method for all awards           (484,901)      (1,039,843)       (969,018)     (1,978,165)
                                                  ------------     ------------    ------------    ------------
Net loss - pro forma                              $ (1,800,433)    $ (2,186,732)   $ (3,487,356)   $ (4,414,501)
                                                  ------------     ------------    ------------    ------------
Net loss per share:

Basic & diluted loss per share - as reported            $(0.09)          $(0.13)         $(0.17)         $(0.26)
Basic & diluted loss per share - pro forma              $(0.11)          $(0.17)         $(0.21)         $(0.35)

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

2. INVESTMENT IN ACQUIRED LICENSE RIGHTS

ACQUISITION OF A BUSINESS

     On April 1, 2004, Med-Design acquired the assets of the Safety Huber Needle business of Luther Needlesafe Products, Inc. The Company paid $5.6 million in cash, $250,000 in Med-Design common stock (67,094 shares valued at $3.73 per share, which was the average of the reported closing prices of Med-Design's common stock on the Nasdaq National Market for the 10 trading days preceding the date of the acquisition) and $750,000 to be paid in cash or, at Med-Design's option, in Med-Design common stock over the next three years. The three year payment arrangement was valued at its discounted present value of $680,812. The purchase price of the acquired business was thus $6,840,958, inclusive of costs related to the acquisition of $310,146. Results of operations for the Safety Huber Needle business are included in the Company's income statement effective April 1, 2004. See also Note 4.

SAFETY HUBER NEEDLE BUSINESS TRANSACTION SUMMARY

Purchase price:
     Cash                                                           $ 5,910,146
     Stock                                                              250,000
     Liability--additional purchase consideration                       680,812
                                                                    -----------
                                                                    $ 6,840,958
                                                                    ===========
Allocated as follows:

     Inventory                                                      $    90,000
     Property and equipment                                              61,498
     Acquired license rights                                          6,448,501
     Goodwill                                                           240,959
                                                                    -----------
                                                                    $ 6,840,958
                                                                    ===========

The acquired license rights are being amortized over the remaining patent life of approximately 16 years.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and the Safety Huber Needle business for the six months ended June 30, 2004 as if the acquisition had occurred on January 1, 2004 and the three and six months ended June 30, 2003, as if the acquisition had occurred on January 1, 2003.

                   UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                              HISTORICAL
                                                 ----------------------------------

                                                                          SAFETY
                                                 THE MED-DESIGN        HUBER NEEDLE            PRO FORMA              PRO
                                                  CORPORATION            BUSINESS             ADJUSTMENTS            FORMA
                                                  -------------        ------------           -----------         ------------
Revenue                                                458,841             257,404                      -              716,245

Net Loss                                            (2,880,100)         (2,432,461)             1,891,589 (a)       (3,420,972)
                                                  ============         ===========              =========           ==========

Basic and diluted loss per common share           $      (0.17)                                                   $      (0.21)

Basic and diluted weighted average
  common shares outstanding                         16,675,980                                                      16,675,980

(a) Net income was adjusted for pro forma purposes to recognize the effect of the difference between historical costs of the business and the costs attributable to the recorded values of assets and liabilities following the acquisition. Those net loss (increases) decreases were:

                  Executive Bonuses    $ 1,992,000
          Depreciation/Amortization       (100,745)
                   Interest Expense            334
                                       -----------
                                       $ 1,891,589
                                       ===========

                   UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003

                                                              HISTORICAL
                                                 ----------------------------------

                                                                          SAFETY
                                                 THE MED-DESIGN        HUBER NEEDLE            PRO FORMA              PRO
                                                  CORPORATION            BUSINESS             ADJUSTMENTS            FORMA
                                                  -------------        ------------           -----------         ------------
Revenue                                                 42,145             234,322                     -               276,467

Net loss                                            (1,590,436)            (76,086)               (99,430) (a)      (1,765,952)
                                                  ============         ===========              =========           ==========


Basic and diluted loss per common share           $      (0.13)                                                   $      (0.14)

Basic and diluted weighted average
  common shares outstanding                         12,697,718                                                      12,697,718

(a) Net income was adjusted for pro forma purposes to recognize the effect of the difference between historical costs of the business and the costs attributable to the recorded values of assets and liabilities following the acquisition. Those net loss (increases) decreases were:

          Depreciation/Amortization    $  (100,745)
                   Interest Expense    $     1,315
                                       -----------
                                       $   (99,430)
                                       ===========

                   UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                              HISTORICAL
                                                 ----------------------------------

                                                                          SAFETY
                                                 THE MED-DESIGN        HUBER NEEDLE            PRO FORMA              PRO
                                                  CORPORATION            BUSINESS             ADJUSTMENTS            FORMA
                                                  -------------        ------------           -----------         ------------
Revenue                                                 81,236             501,395                      -              582,631

Net loss                                            (3,346,705)            (90,128)              (200,382) (a)      (3,637,215)
                                                  ============         ===========              =========           ==========


Basic and diluted loss per common share           $      (0.26)                                                   $      (0.29)

Basic and diluted weighted average
  common shares outstanding                         12,657,084                                                      12,657,084

(a) Net income was adjusted for pro forma purposes to recognize the effect of the difference between historical costs of the business and the costs attributable to the recorded values of assets and liabilities following the acquisition. Those net loss (increases) decreases were:

          Depreciation/Amortization    $  (201,491)
                   Interest Expense    $     1,109
                                       -----------
                                       $  (200,382)
                                       ===========

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

4. COMMITMENTS AND CONTINGENCIES

     In August 2000, the Company's stockholders approved an employment contract for the Company's Chairman and Chief Executive Officer, which provided for the issuance of an aggregate of 238,806 shares over four years beginning April 1, 2000, provided he remains an officer, director or consultant of the Company. The fair value of Med-Design common stock at the date of stockholder approval of this issuance of common shares was $12.63 per share. The final installment of shares was issued on April 1, 2004 and all compensation expense related to the issuance of the shares has been recorded as compensation expense.

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

     In conjunction with the acquisition of the Safety Huber Needle business (Note 2), the Company entered into a four year consulting agreement with the seller that provides for quarterly payments of $25,000. Related costs are charged to product costs and expenses.

5. RELATED PARTY TRANSACTIONS

     For the six months ended June 30, 2004 and 2003, the Company paid $9,998 and $13,459, respectively, for legal services to a firm, of which a partner is a director, officer and stockholder of Med-Design.

6. WARRANTS OUTSTANDING

     As of June 30, 2004 and 2003, warrants to purchase a total of 1,575,532 and 500,000 shares of Med-Design's common stock, respectively, were outstanding with various vesting and expiration periods.

7. INDEMNIFICATION

     Pursuant to the asset purchase agreement with Luther Needlesafe Products, Inc., Med-Design agreed to indemnify Luther for any damages to Luther that arise out of the liabilities and obligations Med-Design assumed under the agreement and Med-Design's ownership or operation of the acquired assets following the closing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the "safe harbor" provisions of The Private Securities Litigation Reform Act of 1995 that address, among other things, the generation of royalty revenues from the Company's licensees and the sufficiency of available resources to fund operations. The Company generally identifies forward looking statements in this report using words like "believe," "anticipate," "will," "expect," "may," "could," "intend" or similar statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including lack of demand or low demand for the Company's products or for safety products generally; a determination of its licensees to focus their marketing efforts on products other than those licensed from the Company; delays in introduction of products licensed by the Company due to manufacturing difficulties or other factors; its inability to license or enter into joint venture or similar arrangements regarding its other products and other factors discussed in this report generally and in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

OVERVIEW

     Reference is made to the "Overview" section in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion supplements the discussion in the Form 10-K "Overview" under the caption "Revenue Growth."

     On April 1, 2004, the Company acquired the assets of the Safety Huber Needle business of Luther Needlesafe Products, Inc. ("Luther"), which has been accounted for as an acquisition of a business, for total consideration of $5.6 million in cash, $250,000 in Med-Design common stock (67,094 shares valued at $3.73 per share, which was the average of the reported closing prices of Med-Design's common stock on the Nasdaq National Market for the 10 trading days preceding the date of the acquisition) and $750,000 in deferred payments. See
Note 2 to the unaudited consolidated financial statements. The Low Profile Safety Huber Needle, the version of the Safety Huber Needle product marketed by the Company and used for the delivery of chemotherapeutic agents, was launched in the U.S. in October 2003. This acquisition expands the Company's safety product line and provides contract manufacturing capability and an established distribution channel for the products. Revenues were meaningfully enhanced by sales of the Low Profile Safety Huber Needle during the second quarter, as discussed in "Results of Operations" below.

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

     The Company continues to generate revenues from the licensing of its products technologies to Becton Dickinson and Company ("BD") and Enpath Medical, Inc. Revenues are increasing but still remain below the Company's expectation. The Company believes that the increasing trend will continue.

RESULTS OF OPERATIONS

Results of Operations for the Three-Month Periods Ended June 30, 2004 and 2003

     Revenue for the three months ended June 30, 2004 was $369,330, an increase of $327,185 as compared to revenue of $42,145 for the corresponding period in 2003. Revenue for the three months ended June 30, 2004 reflected sales of the Low Profile Safety Huber Needle, sales of the 1Shot Safety Dental Syringe and royalty payments under the Company's licensing agreements. Revenues from the Low Profile Safety Huber Needle and the 1Shot Safety Dental Syringe were $248,322 and $15,704, respectively, for the three months ended June 30, 2004. Revenues from the Company's licensing agreements were $105,304 for the three months ended June 30, 2004.

     Product costs, which consist of direct and indirect costs related to our contract manufactured products, the amortization of $99,208 of the investment in acquired licensed products and consulting expense of $25,000, were $316,791 for the three months ended June 30, 2004, an increase of $293,036 as compared to product costs of $23,755 for the corresponding period in 2003. Product costs for the quarter ended June 30, 2003 reflect the initial launch of the 1Shot Safety Dental Syringe and were substantially lower since such costs did not include costs relating to the Low Profile Safety Huber Needle and sales volume of the 1Shot Safety Dental Syringe were lower than in 2004.

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

Results of Operations for the Six-Month Periods Ended June 30, 2004 and 2003

     Revenue for the six months ended June 30, 2004 was $458,841, an increase of $377,605 as compared to revenue of $81,236 for the corresponding period in 2003. Revenue for the six months ended June 30, 2004 reflected sales of the Low Profile Safety Huber Needle, sales of the 1Shot Safety Dental Syringe and royalties under the Company's license agreements. Revenue for the six months ended June 30, 2004 reflected royalties of $249,418 from Enpath Medical and BD under the Company's license agreements and sales of the Safety Huber Needle totaling approximately $248,000.

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

     For the six months ended June 30, 2004, the Company's net cash used in operating activities was $1,920,499, principally reflecting our net loss of $2,880,100. The Company's cash position was also adversely affected by a $210,402 increase in prepaid and other current assets relating to the operations of the business. Investing activity cash changes were primarily due to the sale of available-for-sale securities for the acquisition of the assets of the Safety Huber Needle business.

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

     The Company believes that it has sufficient funds to support its planned operations for at least the next twelve months. The availability of resources over a longer term will be dependent on the Company's ability to enter into licensing agreements, the amount of royalty payments it receives from its current and future licensees, its ability to increase sales of the 1Shot Safety Dental Syringe, the ability to generate profits from sales of the Low Profile Safety Huber Needle, the ability to enter into, and profitably operate under collaborative arrangements and its ability to raise additional equity or debt financing. The Company has not generated sufficient cash flows from operations to support the operations on an on-going basis and anticipates that it may need to seek additional sources of funding in the future. If the Company is unsuccessful in negotiating additional agreements, or if licensing revenues are insufficient to support the operations, it may be required to reduce the scope of, or cease, its operations.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                Exhibits

Exhibit No.        Description
-----------        -----------------------------------------------------------

31.1 Certification of the Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 Certification of the Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 Certification of the Chief Executive Officer Required under Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2 Certification of the Chief Financial Officer Required under Rule 13a-14(b) of the Securities Exchange Act of 1934

(b)                Reports on Form 8-K


     On April 15, 2004, the Company filed a Current Report on Form 8-K, dated April 1, 2004, disclosing the acquisition of the assets of the Safety Huber Needle business from Luther Needlesafe Products, Inc. On June 15, 2004, the Company filed an amendment to that 8-K to file the Financial Statements and Pro Forma Financial Information required as a result of the asset acquisition. On June 17, 2004, the Company filed a second amendment to that 8-K to correct an exhibit filed to the June 15, 2004 amendment.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   The Med-Design Corporation


Date: September 1, 2004            JAMES M. DONEGAN
                                   ------------------------------------------
                                   James M. Donegan
                                   Chief Executive Officer


                                   LAWRENCE D. ELLIS
                                   ------------------------------------------
                                   Lawrence D. Ellis
                                   Chief Financial Officer
                                   Principal Financial and Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.        Description
-----------        -----------------------------------------------------------

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