Form 10-Q
period 2004-09-30
MED-DESIGN CORP
filed 2004-11-09
CIK 943736

DRAFT 8 November 8, 2004

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2004

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

Yes        No

On November 9, 2004, 16,749,486 shares of the registrant’s common stock, $.01 par value, were outstanding.

Back to Contents

DRAFT 8 November 8, 2004

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

Back to Contents

DRAFT 8 November 8, 2004

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (Unaudited)	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$10,845,842	$5,198,837
Available-for-sale securities	4,646,328	19,830,912
Trade receivables	328,601	655,056
Inventory	182,897	39,243
Prepaid expenses and other current assets	385,764	265,761

Total current assets	16,389,432	25,989,809

Property, plant, and equipment, net of accumulated depreciation of $1,545,488 and $1,366,305 at September 30, 2004 (unaudited) and December 31, 2003, respectively	689,912	782,872
Patents, net of accumulated amortization of $994,412 and $843,133 at September 30, 2004 (unaudited) and December 31, 2003, respectively	1,825,964	1,773,748
Acquired license rights, net of accumulated amortization of $198,416 at September 30, 2004 (unaudited)	6,250,087	—
Goodwill	232,053	—

Total assets	$25,387,448	$28,546,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term payable	$250,000	$—
Capital lease obligations	—	1,506
Accounts payable	272,088	451,110
Accrued compensation and benefits	111,069	162,740
Accrued professional fees	163,940	138,950
Other accrued expenses	90,032	27,466

Total current liabilities	887,129	781,772

Long-term payable, less current maturities	447,832	—

Total liabilities	1,334,961	781,772

Commitments and Contingencies (see Note 4)

Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 16,749,486 shares 16,572,390 shares issued and outstanding as of September 30, 2004 (unaudited) and December 31, 2003, respectively	167,495	165,724
Additional paid-in capital	71,851,317	71,033,777
Accumulated deficit	(47,900,165)	(43,279,731)
Accumulated other comprehensive (loss) income	(66,160)	(155,113)

Total stockholders’ equity	24,052,487	27,764,657

Total liabilities and stockholders’ equity	$25,387,448	$28,546,429

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

DRAFT 8 November 8, 2004

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Revenue	$489,474	$140,135	$948,315	$221,371

Cost and expenses:
Product	495,689	58,041	815,210	81,796
General and administrative	1,254,197	1,372,335	3,897,507	4,336,561
Research and development	273,906	420,294	934,164	1,185,080

Total operating expenses	2,023,792	1,850,670	5,646,881	5,603,437

Loss from operations	(1,534,318)	(1,710,535)	(4,698,566)	(5,382,066)
Interest expense	(8,020)	(159)	(17,073)	(366)
Investment income (loss)	(197,996)	238,014	95,205	563,047

Net loss	($1,740,334)	($1,472,680)	($4,620,434)	($4,819,385)

Basic and diluted loss per common share:

Net loss	($0.10)	($0.10)	($0.28)	($0.36)

Basic and diluted weighted average common shares outstanding	16,749,486	15,191,002	16,700,661	13,511,005

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

DRAFT 8 November 8, 2004

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net loss	($1,740,334)	($1,472,680)	($4,620,434)	($4,819,385)

Other comprehensive loss:

Unrealized holding gains (losses) on securities	496,333	87,189	88,953	(104,348)

Comprehensive loss	($1,244,001)	($1,385,491)	($4,531,481)	($4,923,733)

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

DRAFT 8 November 8, 2004

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net loss	($4,620,434)	($4,819,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	548,027	305,311
Loss on sale of available-for-sale securities	400,597	165,585
Stock-based compensation	405,605	1,233,887
Changes in operating assets and liabilities:
Trade receivable	326,455	(139,095)
Prepaid expenses and other current assets	(120,003)	191,144
Inventory	(53,654)	—
Note receivable-related party	—	(25,774)
Accounts payable	(179,022)	244,055
Accrued compensation, benefits, professional fees and other accrued expenses	75,676	(357,837)

Net cash used in operating activities	(3,216,751)	(3,202,109)

Cash flows from investing activities:
Purchases of property and equipment	(24,724)	(667,581)
Additions to patents	(203,494)	(165,771)
Investment in available-for-sale securities	(941,462)	(12,758,018)
Sale of available-for-sale securities	15,814,402	8,819,934
Purchase of acquired licensed rights	(5,948,449)	—
Loss on sale of fixed assets	5,284	—

Net cash provided by (used in) investing activities	8,701,557	(4,771,436)

Cash flows from financing activities:
Capital lease payments	(1,506)	(1,903)
Proceeds from the exercise of warrants and stock options	163,705	594,407
Proceeds from private placement, net of issuance costs paid	—	15,923,119

Net cash provided by financing activities	162,199	16,515,623

Increase in cash	5,647,005	8,542,078
Cash and cash equivalents, beginning of period	5,198,837	1,917,130

Cash and cash equivalents, end of period	$10,845,842	$10,459,208

Noncash investing and financing activities:
Change in unrealized loss on available-for-sale securities	($ 496,333)	($ 104,348)
Private placement issue costs – warrants issued to placement agent	$—	$1,055,844
Acquired business (note 2)
Cash paid	5,901,240	—
Non-cash consideration
Fair value of common stock issued	250,000	—
Liability – additional purchase consideration	680,812	—

Total fair market value	$6,832,052	$—

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

DRAFT 8 November 8, 2004

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited consolidated financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context indicates, the “Company” or “Med-Design”) and its wholly-owned subsidiaries. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2003 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of September 30, 2004, the results of the Company’s operations and comprehensive loss for the three and nine month periods ended September 30, 2004 and cash flows for the nine month period ended September 30, 2004. The results of operations for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the applicable requirements of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements, which were included as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Investment in Acquired License Rights

     On April 1, 2004, Med-Design acquired the assets of the Safety Huber Needle business of Luther Needlesafe Products, Inc., which has been accounted for as an acquisition of a business in accordance with the guidance in EITF 98-3, Determining Whether a Non-monetary Transaction Involves Receipt of Production Assets or of a Business. The Low Profile Safety Huber Needle, the version of the Safety Huber Needle product marketed by the Company and used for the delivery of chemotherapeutic agents, was launched in the U.S. in October 2003. This acquisition expanded the Company’s safety product line and provided contract manufacturing capability and an established distribution channel for the products. See Note 2.

Back to Contents

DRAFT 8 November 8, 2004

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

Impairment of Long-Lived Assets

     The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. An impairment or change in useful life would be recorded whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.”

Product Cost

     Product cost includes direct expenditures for material, packaging, sterilization, freight, amortization of investment in acquired license rights and consulting expense related to the acquisition of the Safety Huber Needle business. The Company also allocates some of its overhead (labor, use of facilities and depreciation) to product cost.

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

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss – as reported	($1,740,334)	($1,472,680)	($4,620,434)	($4,819,385)
Add: stock-based employee compensation expense included in reported net loss	43,844	323,518	405,605	1,233,887
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards	(486,672)	(1,255,538)	(1,456,107)	(3,233,703)

Net loss – pro forma	($2,183,162)	($2,404,700)	($5,670,936)	($6,819,201)

Net loss per share:

Basic & diluted loss per share – as reported	($0.10)	($0.10)	($0.28)	($0.36)
Basic & diluted loss per share – pro forma	($0.13)	($0.16)	($0.34)	($0.50)

          In August 2000 and March and November 2002, the Company entered into several equity arrangements with officers and consultants of the Company involving grants of stock options and warrants to purchase common stock. The Company recorded compensation expense in the amount of $43,844 and $323,518 in connection with these transactions for the three months ended September 30, 2004 and September 30, 2003, respectively, and $405,605 and $1,233,887 for the nine months ended September 30, 2004 and 2003, respectively, to reflect partial vesting of the grants.

Back to Contents

DRAFT 8 November 8, 2004

2.     Investment in Acquired License Rights

Acquisition of a Business

     On April 1, 2004, the Company acquired the assets of the Safety Huber Needle business of Luther Needlesafe Products, Inc. The Company paid $5.6 million in cash, $250,000 in the Company’s common stock (67,094 shares valued at $3.73 per share, which was the average of the reported closing prices of the Company’s common stock on the Nasdaq National Market for the 10 trading days preceding the date of the acquisition) and $750,000 to be paid in cash or, at the Company’s option, in the Company’s common stock over the next three years. The three year payment arrangement was valued at its discounted present value of $680,812. The purchase price of the acquired business was thus $6,840,958, inclusive of costs related to the acquisition of $301,240. Results of operations for the Safety Huber Needle business are included in the Company’s income statement effective April 1, 2004. See also Note 4.

Safety Huber Needle Business Transaction Summary

Purchase price:
Cash	$5,901,240
Stock	250,000
Liability–additional purchase consideration	680,812

$6,832,052

Allocated as follows:

Inventory	$90,000
Property and equipment	61,498
Acquired license rights	6,448,501
Goodwill	232,053

$6,832,052

The acquired license rights are being amortized over the remaining patent life of approximately 16 years.

Back to Contents

DRAFT 8 November 8, 2004

     The following unaudited pro forma financial information presents the combined results of operations of the Company and the Safety Huber Needle business for the nine months ended September 30, 2004 as if the acquisition had occurred on January 1, 2004 and the three and nine months ended September 30, 2003, as if the acquisition had occurred on January 1, 2003.

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	Historical

	The Med-Design Corporation	Safety Huber Needle Business	Pro Forma Adjustments		Pro Forma

Revenue	$948,315	$257,404	$—		$1,205,719

Net loss	($4,620,434)	($2,432,461)	$1,616,710	(a)	($5,436,185)

Basic and diluted loss per common share	($0.28)				($0.31)

Basic and diluted weighted average common shares outstanding	16,700,661				16,723,189

(a) Net loss was adjusted for pro forma purposes to recognize the effect of the difference between historical costs of the business and the costs attributable to the recorded values of assets and liabilities following the acquisition. Those net loss decreases (increases) were:

Executive Bonuses		$1,992,000 (1)
Depreciation/Amortization		(372,624)
Interest Expense		334

		$1,616,710

1) Represents bonuses to Luther executives resulting from the disposition of the assets related to the Low Profile Huber Needle business.

Back to Contents

DRAFT 8 November 8, 2004

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

	Historical

	The Med-Design Corporation	Safety Huber Needle Business	Pro Forma Adjustments		Pro Forma

Revenue	$140,135	$154,243	$—		$294,378

Net loss	($1,472,680)	($ 72,196)	($117,651	) (a)	($1,662,527)

Basic and diluted loss per common share	($0.10)				($0.11)

Basic and diluted weighted average common shares outstanding	15,191,002				15,258,096

(a) Net loss was adjusted for pro forma purposes to recognize the effect of the difference between historical costs of the business and the costs attributable to the recorded values of assets and liabilities following the acquisition. Those net loss (increases) decreases were:

Depreciation/Amortization		($124,208)
Interest Expense		6,557

		($117,651)

Back to Contents

DRAFT 8 November 8, 2004

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

	Historical

	The Med-Design Corporation	Safety Huber Needle Business	Pro Forma Adjustments	Pro Forma

Revenue	$221,371	$655,638	$—	$877,009

Net loss	($4,819,385)	($162,324)	($346,858)	($5,328,567)

Basic and diluted loss per common share	($0.36)			($0.39)

Basic and diluted weighted average common shares outstanding	13,511,005			13,578,099

(a) Net loss was adjusted for pro forma purposes to recognize the effect of the difference between historical costs of the business and the costs attributable to the recorded values of assets and liabilities following the acquisition. Those net loss (increases) decreases were:

Depreciation/Amortization		($372,624)
Interest Expense		25,766

		($346,858)

3.     Basic and Diluted Loss per Share

     Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Options and warrants to purchase 3,658,375 shares of common stock as of September 30, 2004 and 3,900,943 shares of common stock as of September 30, 2003 were not included in computing diluted earnings per share as the effect was anti-dilutive.

Back to Contents

DRAFT 8 November 8, 2004

4.     Commitments and Contingencies

            In August 2000, Med-Design’s stockholders approved the issuance of a warrant to purchase 50,000 shares of common stock at an exercise price of $6.26 per share and the issuance of 125,000 shares of common stock to John F. Kelley, at the time a director of the Company, in connection with the performance of consulting services. The compensation arrangement was approved, subject to the conclusion of negotiations of Mr. Kelley’s contract. The Company is unable to predict whether it will be able to negotiate a compensation arrangement with Mr. Kelley.

           In conjunction with the acquisition of the Safety Huber Needle business (Note 2), the Company entered into a four year consulting agreement with the seller that provides for quarterly payments of $25,000. Related costs are charged to product costs and expenses.

     On October 14, 2004 James M. Donegan resigned as President and Chief Executive Officer of Med-Design. Mr. Donegan and the Company executed a Separation Agreement and Release on October 14, 2004. Pursuant to the agreement, Mr. Donegan will make himself available on a part-time basis for consultation with the Company. The Company will pay Mr. Donegan an aggregate severance of $497,275 of which $346,304 will be paid in bi-weekly installments from October 14, 2004 through November 15, 2005 and the remaining balance of $150,971 will be paid in bi-weekly installments from November 15, 2005 to November 14, 2006. In addition, until November 15, 2004, the Company will provide medical and life coverage for Mr. Donegan or, if such coverage is not permitted or would affect the tax status of the plans, the Company will pay any required premiums under the Consolidated Omnibus Budget Reconciliation Act (COBRA). The Company also accelerated vesting of options to purchase 120,000 shares of Company common stock at an exercise price of $3.25 per share, and granted options to purchase 30,000 shares of common stock at an exercise price of $0.92 per share. The Company also agreed to continue to pay, through April 30, 2005, $2,500 per month to cover Mr. Donegan’s rent and utilities, and agreed to provide all benefits accrued or earned as of the date of the agreement.

5.     Related Party Transactions

           For the three months and nine months ended September 30, 2004 and 2003, the Company paid $5,684, $3,647, $15,682 and $17,106, respectively, for legal services to a firm, of which a partner is a director, officer and stockholder of Med-Design.

6.     Warrants Outstanding

           As of September 30, 2004 and 2003, warrants to purchase a total of 1,575,532 and 1,733,532 shares of Med-Design’s common stock, respectively, were outstanding with various vesting and expiration periods.

7.     Indemnification

           Pursuant to the asset purchase agreement with Luther Needlesafe Products, Inc., Med-Design agreed to indemnify Luther for any damages to Luther that arise out of the liabilities and obligations Med-Design assumed under the agreement and Med-Design’s ownership or operation of the acquired assets following the closing.

Back to Contents

DRAFT 8 November 8, 2004

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operation

FORWARD-LOOKING STATEMENTS

     The report contains forward-looking statements within the meaning of the “safe harbor” provisions of The Private Securities Litigation Reform Act of 1995 that address, among other things, demand for certain of our product; the generation of royalty revenues from our licensees; and sufficiency of available resources to fund operations;. We generally identify forward looking statements in this report using words like “believe,” “anticipate,” “will,” “expect,” “may,” “could,” “intend” or similar statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including continued growth in sales of the Low Profile Safety Huber Needle lack of demand or low demand for our products or for safety products generally; a determination of our licensees to focus their marketing efforts on products other than those licensed from us; delays in introduction of products licensed by us due to manufacturing difficulties or other factors; our inability to license or enter into joint venture or similar arrangements regarding our other products and other factors discussed in this report generally and in our Annual Report on Form 10-K for the year ended December 31, 2003. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Overview

           Reference is made to the “Overview” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion supplements the discussion in the Form 10-K “Overview” under the caption “Revenue Growth.”

           The Company acquired the assets of the Safety Huber Needle business of Luther Needlesafe Products, Inc, (“Luther”) on April 1, 2004. The Low Profile Safety Huber Needle, the version of the Safety Huber Needle product marketed by the Company and used for the delivery of chemotherapeutic agents, was launched in the U.S. in October 2003. Revenue from sales of this product for the three months ended September 30, 2004 was $348,941, an increase of $100,281 from the previous fiscal quarter. The Company expects continued growth in sales of the Safety Huber Needle in future quarters.

           Revenues from the sale of the 1Shot Safety Dental Syringe have continued to be limited. The Company understands that Sultan Chemists, which is marketing the 1Shot Safety Dental Syringe, previously has sold only a limited quantity of syringes to customers who are evaluating the product. The Company is hopeful that, following an evaluation period, customers will purchase larger quantities of the syringes, but there were no meaningful sales of the 1Shot Safety Dental Syringe in the third quarter of 2004.

           The Company continues to generate revenues from the licensing of its products technologies to Becton Dickinson and Company (“BD”) and Enpath Medical, Inc. Revenues are increasing but still remain below the Company’s expectations and may not exceed contracted minimums.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2004 and 2003

     Revenue for the three months ended September 30, 2004 was $489,474, compared to revenue of $140,135 for the corresponding period in 2003. Revenue for the three months ended September 30, 2004 reflected $349,491 of sales of the Low Profile Safety Huber Needle and royalty payments of $139,623 under the Company’s licensing agreements.

     Product costs, which consist of $281,481 of direct and indirect costs related to our contract manufactured products, the amortization of the investment in acquired licensed products of $99,208, consulting expense of $25,000, and a $90,000 write down of inventory obsoleted due to design change, were $495,689 for the three months ended September 30, 2004. Product costs increased by $437,648 for the quarter compared to the corresponding period in 2003 due to increased sales volume of the Low Profile Safety Huber Needle and the inventory write down. Product costs for the quarter ended September 30, 2003 reflect the limited sales of the 1Shot Safety Dental Syringe.

Back to Contents

DRAFT 8 November 8, 2004

     General and administrative expenses were $1,254,197, a decrease of $118,138 as compared to general and administrative expenses of $1,372,335 for the corresponding period in 2003. The decrease in general and administrative expenses was primarily due to a reduction in compensation expense and stock based compensation.

     Research and development expenses for the three months ended September 30, 2004 were $273,906, a decrease of $146,388 as compared to research and development expenses of $420,294 in 2003. The decrease in research and development expenses was due primarily to a reduction in expenditures for employee compensation.

     Investment income for the three months ended September 30, 2004 included a loss from the sale of securities of approximately $340,000. The Company sold these fixed income securities, which yielded lower rates of interest, to avoid further deterioration of its portfolio in a rising interest market.

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

     Revenue for the nine months ended September 30, 2004 was $948,315, an increase of $726,944 as compared to revenue of $221,371 for the corresponding period in 2003. Revenue for the nine months ended September 30, 2004 reflected sales of the Low Profile Safety Huber Needle of $598,151, sales of the 1Shot Safety Dental Syringe of $18,944 and royalties under the Company’s license agreements of $331,220. Revenue for the nine months ended September 30, 2003 reflected sales for the launch period of the Safety Dental Syringe and royalties under the Company’s license agreements.

     General and administrative expenses were $3,897,507 for the nine months ended September 30, 2004, a decrease of $439,054 as compared to general and administrative expenses of $4,336,561 for the corresponding period in 2003. The decrease in general and administrative expenses was due primarily to a reduction in expenditures for employee compensation resulting from a reduction in work force and stock based compensation.

     Research and development expenses for the nine months ended September 30, 2004 were $934,164, a decrease of $250,916 as compared to research and development expenses of $1,185,080 in 2003. The decrease in research and development expenses is due primarily to a reduction of expenditures for employee compensation resulting from a reduction in work force.

Liquidity and Capital Resources

     At September 30, 2004, cash, cash equivalents and available-for-sale securities totaled $15,492,170 as compared to $25,029,749 at December 31, 2003, a decrease of $9,537,579 or approximately 38%. The decrease is due primarily to the $5,600,000 cash portion of the purchase price of the assets of the Safety Huber Needle business and approximately $301,000 in expenses related to the acquisition and operating losses of $4,620,434.

          For the nine months ended September 30, 2004, the Company’s net cash used in operating activities was $3,216,753, principally reflecting our net loss of $4,620,434. The Company’s cash position was also adversely affected by a $173,657 increase in inventory, prepaid and other current assets relating to the operations of the business. Investing activity cash changes were primarily due to the sale of available-for-sale securities for the acquisition of the assets of the Safety Huber Needle business and to support operations.

           The Company has a revolving line of credit under which it may borrow up to $3,000,000. This facility can be used to fund working capital needs and finance capital equipment purchases. Advances for capital equipment financing may not exceed $600,000 and borrowings would be collateralized by substantially all of its assets. Any borrowings to meet working capital needs would bear interest at LIBOR plus 2.25%, while borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. The facility expires on May 31, 2005, and at that time the Company intends to seek renewal of the facility. There is no assurance that the Company will be successful in negotiating a renewal of the line of credit on reasonable terms. There were no amounts outstanding under the line of credit at September 30, 2004.

Back to Contents

DRAFT 8 November 8, 2004

     The Company believes that it has sufficient funds to support its planned operations for at least the next twelve months. The availability of resources over a longer term will be dependent on the Company’s ability to enter into licensing agreements, the amount of royalty payments it receives from its current and future licensees, its ability to increase sales of the 1Shot Safety Dental Syringe, the ability to generate profits from sales of the Low Profile Safety Huber Needle, the ability to enter into, and profitably operate under collaborative arrangements and its ability to raise additional equity or debt financing. The Company has not generated sufficient cash flows from operations to support the operations on an on going basis and anticipates that it may need to seek additional sources of funding in the future. If the Company is unsuccessful in negotiating additional agreements, or if licensing and product revenues are insufficient to support the operations, it may be required to reduce the scope of, or cease, its operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There were no amounts outstanding under our revolving line of credit at September 30, 2004. If we were to borrow under our credit facility, borrowings to meet working capital needs would bear interest at LIBOR plus 2.25% and borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. As a result, any such borrowings would be subject to the fluctuations in the market which affect LIBOR or the prime rate, respectively.

     We invest a portion of excess cash in marketable securities in accordance with our investment guidelines as approved by our Board of Directors. These investments are in highly liquid, low risk securities where our risk of loss is at a minimum.

Item 4. Controls and Procedures

     (a)      Evaluation of Disclosure Controls and Procedures

     The Company’s management, with the participation of the Company’s Acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b)      Change in Internal Control over Financial Reporting

     No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

DRAFT 8 November 8, 2004

Part II – OTHER INFORMATION

Item 4.      Submission of Matters to Vote of Securities Holders

     The Company held its Annual Meeting of the Stockholders (the “Meeting”) on August 13, 2004. The following were the matters voted upon at the Meeting.

1.	Election of Directors. The following Directors were elected at the Meeting: James M. Donegan, Vincent J. Papa, James M. Schleif and Stephen E. Smith, Jr.. The number of votes cast and withheld for each are as follows:

Director	For	Withheld

James M. Donegan	9,214,099	6,519,155
Vincent J. Papa	15,143,808	629,446
James E. Schleif	11,042,069	4,731,185
Stephen E. Smith, Jr.	15,410,469	362,485

The terms of office of Ralph Balzano, D. Walter Cohen, D.D.S., Paul D. Castignani, Joseph N. Bongiovanni, III, Pasquale L. Vallone and Gilbert M. White continued after the meeting.

2.	Amendment to Med-Design Certificate of Incorporation to eliminate the classification of the Board of Director:

For	Against	Abstain
14,781,755	945,927	45,552

Item 6.      Exhibits

(a)	Exhibits

31.1 Certification of the Acting Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2 Certification of the Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1 Certification of the Acting Chief Executive Officer and Chief Financial Officer Required under Rule 13a-14(b) of the Securities Exchange Act of 1934

Back to Contents

DRAFT 8 November 8, 2004

Signatures

Pursuant to with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Med-Design Corporation

Date: November 9, 2004	DAVID R. DOWSETT

David R. Dowsett
Acting Chief Executive Officer

LAWRENCE D. ELLIS

Lawrence D. Ellis
Chief Financial Officer

Back to Contents

DRAFT 8 November 8, 2004

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Acting Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Acting Chief Executive Officer and Chief Financial Officer Required under Rule 13a-14(b) of the Securities Exchange Act of 1934