Form 10-K
period 2004-12-31
MED-DESIGN CORP
filed 2005-03-31
CIK 943736

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ to ____.

                         COMMISSION FILE NUMBER 0-25852

                           THE MED-DESIGN CORPORATION
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                                   23-2771475
     (State or other jurisdiction of incorporation or                  (I.R.S. Employer Identification No.)
                       organization)

              2810 BUNSEN AVENUE, VENTURA, CA                                         93003
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

The aggregate market value of voting stock held by non-affiliates of the registrant (computed by reference to the last reported sale price of such stock on June 30, 2004) was $30,658,259. The number of shares of the registrant's common stock outstanding as of March 29, 2005 was 16,749,486.

DOCUMENTS INCORPORATED BY REFERENCE:

None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 that address, among other things, acceptance of safety products by health care professionals; our expectations regarding contract manufacturing of certain specialty devices; our pursuit of additional collaborative arrangements; the ability to manufacture certain specialty devices using our assembly system; plans to rely on our strategic collaborators to pursue regulatory approvals; expectations regarding the ability of our products to compete with the products of our competitors; acceptance of our products by the marketplace as cost effective; the generation of royalty revenues from our licensees; factors affecting the ability of Becton Dickinson to sell products licensed from us; sufficiency of available resources to fund operations; factors affecting the availability of capital; plans regarding the raising of capital; the size of the market for our products; our plans regarding sales and marketing; our strategic business initiatives; our intentions regarding dividends. These statements may be found under "Item 1-Business," "Item 1-Risk Factors" and "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in this Report generally. We generally identify forward-looking statements in this Report using words like "believe," "anticipate," "will," "expect," "may," "could," "intend" or similar statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including lack of demand or low demand for our products or for safety products generally; a determination of Becton Dickinson to focus its marketing efforts on products other than those licensed from us; delays in introduction of products licensed by us due to manufacturing difficulties or other factors; our inability to license or enter into joint venture or similar collaborative arrangements regarding our other products; unanticipated expenses relating to our manufacturing effort and other factors discussed in "Item 1 - Risk Factors" and matters set forth in this Report generally. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

                                     PART I

ITEM 1. BUSINESS

                                    BUSINESS

         We are principally engaged in the design, development, licensing and subcontract manufacturing of safety medical devices intended to reduce the incidence of accidental needle sticks. The majority of the safety medical devices we design and develop incorporate our proprietary needle retraction technology. Our technology enables health care professionals to retract a needle into the body of the medical device for safe disposal without any substantial change in operating technique. Our product technology generally can be categorized into the following five groups:

         o hypodermic syringes used to inject drugs and other fluids into the body;

         o injectors used to inject drugs and other fluids into the body from a pre-filled cartridge, vial or carpule;

         o fluid collection devices used to draw blood or other fluids from the body;

         o venous and arterial access devices used to provide access to patients' veins and arteries; and

         o  specialty safety devices for needle-based and other applications.

         We design our product technology to be similar to standard non-safety medical devices in appearance, size, performance and operation. We believe that this similarity is important, because health care professionals are more likely to accept safety products that do not require a change in operating technique from products they have traditionally used.

         We have licensed a number of applications of our product technology to medical device manufacturers, principally Becton Dickinson and Company ("BD"). In two instances, products incorporating our product technology are subject to collaborative arrangements between us and device manufacturers. These products are the 1Shot Safety Dental Syringe launched in June 2003 and the Safety Huber Needle acquired in April 2004. We will continue to explore additional opportunities to have selected products manufactured in this manner.

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

            o Safety Tuberculin/Insulin Syringe. The Safety Tuberculin/Insulin Syringe is a smaller version (1ml) of the fixed needle Safety Syringe. BD launched the BD Integra(TM) 1ml Syringe, which incorporates our Safety Tuberculin/Insulin Syringe technology on a limited scope in the United States in February 2004 with full launch in January 2005.

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

         The licensing agreement with BD for the Integra(TM) Syringe initially provided for a two-tier royalty payment. A dispute arose in July 2002 between us and BD as to the appropriate amount of royalty payment for the BD Integra Syringe. We submitted the dispute to mediation and reached an agreement in January 2003 that resolved the dispute and provided that BD will pay us a royalty rate of 2.5% on all sales of the product in the U.S. and in all international markets where our retracting needle syringe patents are in force. The royalty rate is retroactive to the initial introduction date of May 2002 for the BD Integra(TM) 3ml Syringe and is also applicable to the BD Integra(TM) 1ml Syringe.

         ENPATH MEDICAL INC. (FORMERLY MEDAMICUS, INC.)

         We licensed to Enpath Medical Inc. the Safety Seldinger Device initially for venous access and subsequently for arterial access. We receive royalties from the sale of the device by Enpath Medical Inc. The Safety Seldinger Device agreement involves a lower volume, higher margin product directed to a specialized niche market segment. On December 29, 2004, we entered into Addendum Number Two to the Development and Licensing Agreement with Enpath Medical for the Safety Seldinger Device to eliminate the minimum purchase amount required in 2004 for Enpath to maintain exclusivity under the Development and Licensing Agreement. In consideration for Med-Design executing the Addendum, Enpath agreed to negotiate exclusively with Med-Design until April 30, 2005 for the potential sale of Enpath's safety needle business. Revenue for this product was $78,581 for the year ended December 31, 2004 and $120,308 for the year ended December 31, 2003. We expect that future royalties from this product will decrease significantly.

         MANUFACTURED PRODUCTS UNDER AGREEMENT

         In connection with our efforts to enter into collaborative arrangements for the marketing and distribution of certain of our product technologies, we determined that we could enhance our efforts with potential strategic collaborators that do not possess manufacturing capabilities if we could arrange to have the products manufactured. We entered into two OEM Manufacturing Agreements with Owens-Illinois Closure, Inc. for the manufacture of our Safety Pre-filled Cartridge Injector and Safety Dental Cartridge Injector. Pursuant to the terms of the agreements, we have purchased the automated equipment and molds necessary for Owens-Illinois to manufacture the products. Owens-Illinois is currently manufacturing the Safety Dental Cartridge Injector and Sultan Chemists is marketing the product under the name 1Shot Safety Dental Syringe. We continue to search for a sales and marketing collaborator for the Safety Pre-filled Cartridge Injector. In addition, Plastics Engineering and Development, Inc.
(PEDI) currently manufactures our Safety Huber Needles and New Alliance of Independent Medical Distributors, Inc. (Alliance Medical) is marketing the product. We assumed ongoing agreements with PEDI and Alliance Medical when we acquired the Safety Huber Needle business of Luther Needlesafe Products, Inc. in 2004.

         In April 2004, we acquired the assets of the Safety Huber Needle business of Luther Needlesafe, Inc. The Safety Huber Needle is contract manufactured by Plastics Engineering and Development Incorporated. We acquired the production molds and necessary assembly equipment in the purchase price of the assets.

         Safety Dental Cartridge Injector

         The Safety Dental Cartridge Injector is used to administer anesthetics in dental procedures and uses standard dental needles and anesthetic cartridges capable of fluid removal. The Safety Dental Cartridge Injector allows for multiple anesthetic injections, while rendering the needle safe between injections.

         We received FDA clearance for this device in February 2003 and launched the 1Shot Safety Dental Syringe, a one-handed, single use, disposable safety syringe, for sale in June 2003. The product is manufactured by Owens-Illinois in accordance with the OEM Agreement and exclusively distributed worldwide by Sultan Chemists. We began to recognize revenue on the sale of the product to Sultan in 2003, however, the revenue has not been meaningful to date.

         Dual Chamber Pharmaceutical Mixing Device

         The Dual Chamber Pharmaceutical Mixing Device is used to package, store and mix pre-filled pharmaceutical compounds.

         In February, 2004, we entered into a development agreement with Atrix Laboratories to develop a dual chamber pharmaceutical mixing device for the packaging of certain pre-filled liquid pharmaceutical products. Atrix was acquired by QLT Inc. in 2004, and organizational changes resulted in delays in development. Currently the product is in the evaluation phase, and Med-Design is awaiting results. Under the agreement, if the development phase is successful, we and Atrix will use best efforts to pursue a long-term contract under which we would license the technology to Atrix and manufacture and supply the dual chamber device to Atrix.

         Safety Huber Needle

         The Safety Huber Needle is used for percutaneous connection to implanted vascular access ports for the infusion of chemotherapeutic agents.

         We acquired this product as part of our acquisition of the Safety Huber Needle business of Luther Needlesafe Products, Inc. (Luther) in April 2004. The Safety Huber Needle was launched in the U.S. in October 2003.

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

SALES AND MARKETING

         Our marketing efforts, with respect to our portfolio products, focus upon identifying, principally through the use of publicly available information, market leaders in the pharmaceutical and medical device industries who we believe have either a desire to incorporate safety applications in their existing products or who have the ability to distribute our products. We seek collaborative arrangements with these companies under which we would manufacture or arrange to have manufactured our products or through which our needle retraction technology is applied to their existing products.

         Our marketing efforts, with respect to our contract manufactured products, focus on identifying buying groups and distributors through trade shows and business contacts and working with sales representatives to improve name recognition and knowledge of our products.

         In addition to direct marketing efforts, safety needle legislation and our relationship with BD have increased industry awareness of our products.

RESEARCH AND DEVELOPMENT

         Our research and development efforts in the past have focused primarily upon the design and development of our needle retraction technology and the design and development of specific applications of our technology for incorporation into the products described above as well as, in certain instances, the equipment necessary to assemble the products. Research and development expenses were $1,187,835, $1,484,891 and $1,969,709 in 2004, 2003 and 2002, respectively. Our research and development efforts going forward will focus primarily upon:

         o the modification and improvement of our current product technology in response to market research and input from health care professionals; and

         o the development of new safety medical devices in response to the specific requests and needs of our licensees and potential strategic collaborators.

         Our research and development staff consisted of seven employees as of December 31, 2004.

FACILITIES AND MANUFACTURING

         Our primary focus has been on the design, development and licensing of safety medical devices. To date, in most cases, our licensees have arranged for manufacturing of products incorporating the technology licensed from us. In 2001, to enhance our efforts with potential partners that do not possess manufacturing capabilities, we entered into two OEM Manufacturing Agreements with Owens-Illinois for the manufacture of our Safety Pre-filled Cartridge Injector and Safety Dental Cartridge Injector. Under the terms of the agreements, we purchased the equipment and molds necessary for Owens-Illinois to manufacture the Safety Dental Cartridge Injector. In addition, PEDI currently manufactures our Safety Huber Needles.

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

GOVERNMENT REGULATION

         Our products are subject to regulation by the United States Food and Drug Administration (FDA) under a number of statutes, including the Federal Food, Drug and Cosmetic Act (FDCA). The FDA regulates, among other things, the research, development, testing, manufacture, packaging, labeling, storage, handling, distribution, advertising and promotion of medical devices in the United States. Our medical devices must be cleared or approved by the FDA before they can be sold in the United States.

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

         We have decided to commercially market, through our strategic collaborators, and have manufactured, through contract manufacturers, some of the products we develop separate from our current or any future license agreements. We will be required to file for marketing authorization for these products. The FDCA provides two basic review procedures by which medical devices can receive FDA marketing authorization. Certain products qualify for a submission authorized by Section 510(k) of the FDCA. To receive Section 510(k) clearance, a pre-market notification must be filed with the FDA that a company plans to begin marketing a medical device. The filing must establish that the medical device is substantially equivalent to another medical device that has been granted prior FDA pre-market notification clearance or was marketed prior to May 28, 1976, the date of enactment of the Medical Device Amendments. Marketing may commence when the FDA issues a letter finding substantial equivalence. If a product does not qualify for Section 510(k) clearance, a pre-market approval application must be filed. Pre-market approval applications
(PMAs) must demonstrate that the medical device is safe and effective. The pre-market approval process is typically more complex and time consuming than the Section 510(k) clearance process, and generally requires the submission of laboratory, pre-clinical and clinical data. Before initiating clinical trials, companies sponsoring such trials often must seek and obtain an Investigational Device Exemption.

         Since we will commercially market and have manufactured some of the products we develop, separate from our current or any future license agreements, we may be required to file for Section 510(k) clearance, or possibly pre-market approval, for such products. In that case, we would be subject to device user fees. The Medical Device User Fee and Modernization Act, enacted in 2002, authorizes the FDA to assess and collect user fees for Section 510(k) premarket notifications and premarket approval applications filed on or after October 1, 2002. Fees for fiscal year 2005 range from $3,502 for Section 510(k) premarket notifications to $239,237 for PMAs, although fee reductions are available for companies qualifying as small businesses. If we commercially manufacture and market devices, we also would be required to comply with FDA post-market reporting requirements, including the submission of reports on certain adverse events and malfunctions, and requirements governing the promotion of medical devices. In addition, modifications to our devices may require the filing of new 510(k) submissions or pre-market approval supplements, and we will need to comply with FDA regulations governing medical device manufacturing practices. The FDA and the California Department of Health Services (DHS) require medical device manufacturers to register as such and subject them to periodic FDA and DHS inspections of their manufacturing facilities. The FDA requires that medical device manufacturers produce devices in accordance with the FDA's current Quality System Regulation (QSR), which governs the methods, facilities and controls used for the design, manufacture, testing, packaging, labeling and storage of medical devices. We are not currently required to register our pilot manufacturing facility or comply with QSR requirements because we do not commercially manufacture and distribute the devices we produce in our facility, but we will be required to register and comply if we commence commercial manufacturing. To ensure compliance with QSR requirements, we would need to expend time, money and effort in the area of production and quality control.

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

         In the case of devices such as certain versions of the safety pre-filled vial injector, which incorporates a medicinal product as one integrated product, the regulatory requirements are those relating to medicines as opposed to devices and an application for a marketing authorization must be made under Directive 65/65 EEC. However, the safety and performance of the device features of the integral product are assessed in accordance with the essential requirements of Annex I of the MDD. Again, if the device is marketed by our licensees or strategic collaborators under their names, all regulatory compliance obligations will be borne by such licensees or strategic collaborators. The party responsible for regulatory compliance will be subject to continued surveillance by the Notified Body and will be required to comply with additional national requirements that are beyond the scope of the MDD. We currently have no foreign sales.

COMPETITION

         The safety medical device market is highly competitive. Licensees of our products and our other strategic collaborators compete in the United States and abroad with the safety products and standard products manufactured and distributed by companies such as:

         o  Tyco International, Inc. (Kendall Healthcare Products Company),
         o  B. Braun,
         o  Terumo Medical Corporation of Japan, and
         o  Johnson & Johnson.

         Developers of safety medical devices which we compete against for license and collaborative arrangements with medical device and pharmaceutical companies include:

         o  New Medical Technologies,
         o  Retractable Technologies, Inc.,
         o  Univec, Inc.,
         o  Specialized Health Products International, and
         o  Safety Syringes, Inc.

         Traditionally, competition regarding non-safety medical devices was primarily based upon price with little differentiation between products. We expect that products incorporating our technology will compete against both safety products and non-safety products based upon safety and ease of use and disposal. While safety medical devices are priced somewhat higher than equivalent standard medical devices, we believe that based upon estimated costs associated with accidental needlesticks, products incorporating our technology should be considered cost effective by the marketplace. There can be no assurance, however, that purchasers will be willing to pay the increased price for safety medical devices unless they are mandated to use such devices by laws such as those passed by the federal government and those passed at the state level in California, Tennessee, Texas, New Jersey and Maryland.

LEGISLATION

         Regulatory actions at the federal and state level promote the use of safety needles to reduce the risk of accidental needlesticks. On July 1, 1999, California, through its state Occupational Safety and Health Administration
(OSHA) program, began requiring the use of safety needles. Other states including Texas, Tennessee, Maryland and New Jersey have passed similar legislation.

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

         We have 26 United States patents with expiration dates ranging from April 29, 2007 to July 26, 2021 covering our retractable needle technology and specific product applications based upon our technology. In addition, we have 27 foreign national patents and 11 European patents covering at least 10 countries, with expiration dates ranging from November 7, 2010 to August 28, 2019. We also have 23 United States, 89 foreign national, 15 European and 2 international patent applications pending. We also have a United States design patent based on one of our products, in addition to 6 foreign national design registrations.

EMPLOYEES

         As of December 31, 2004, we had 14 full-time employees and 2 part-time employees, most of whom were located at our corporate offices.

AVAILABLE INFORMATION

         We maintain a website at www.med-design.com and make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The material on our website is not part of this report, and the reference to our website address is intended to be an inactive textual reference only.

                                  RISK FACTORS

WE HAVE A HISTORY OF NET LOSSES AND ANTICIPATE WE WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

         We have incurred significant losses since inception. As of December 31, 2004, our accumulated deficit was $49,441,079. Among other things, our ability to achieve profitability is dependent upon:

         o the successful marketing of products incorporating our technology by licensees;

         o  the successful marketing of products acquired through purchases;

         o our ability to license additional product technologies that are not currently subject to licenses or have products incorporating our technology distributed through joint venture or similar arrangements; and

         o our ability to develop additional products incorporating our core technology.

         We have licensed to BD several of our product technologies. Four products subject to the license have been launched to date, the latest of which is the 1ml version of the IntegraTM in January 2005. We are unable to predict whether BD's marketing efforts will be successful and whether the licenses will generate meaningful revenues for us. If our licensees are not successful in marketing products incorporating our technology, if we are not successful in marketing products acquired through purchases, such as the Safety Huber Needle, and if we are not successful in licensing or entering into other suitable arrangements relating to the sale of additional products incorporating our technology, we may never generate meaningful revenues, in which case our long-term viability would be threatened.

WE ARE DEPENDENT UPON OUR LICENSING AGREEMENTS WITH BD, AND IF BD IS NOT SUCCESSFUL IN SELLING, OR DETERMINES NOT TO PURSUE THE SALE OF, PRODUCTS INCORPORATING TECHNOLOGY LICENSED FROM US, OUR BUSINESS WILL BE HARMED.

         Although we have increased our product sales, to date, a substantial portion of our revenues have been derived from "up front" license payments made by BD and Enpath Medical Inc. (formerly Medamicus) under license agreements with us. We anticipate that royalty payments from BD related to sales of products incorporating our technology will represent a substantial portion of our revenues for at least the next twelve months. BD has the right to terminate its license agreement with us upon 60 days' notice and would be subject to no further funding obligations to us with respect to the products incorporating our technology licensed under the agreement. The ability of BD to sell products subject to the license agreement will depend on competitive factors and the resources BD commits to the sale of the products. The extent to which BD commits its resources to the sale of products is entirely within BD's control. BD is not obligated to pursue the development and commercialization of these products. Therefore, our licensing arrangements with BD may not result in the successful commercialization of products incorporating our technology and may not generate any future royalty payments. If BD terminates the licensing agreements, is unsuccessful in developing or selling the products subject to the license agreement or otherwise determines not to pursue the development and sale of these licensed products, our business will be significantly harmed.

IF WE ENGAGE IN ANY ACQUISITION OR BUSINESS COMBINATION, WE WILL INCUR A VARIETY OF RISKS THAT COULD ADVERSELY AFFECT OUR BUSINESS OPERATIONS.

         From time to time we have considered, and we will continue to consider in the future, strategic business initiatives intended to further the development of our business. These initiatives may include acquiring businesses, technologies or products or entering into a business combination with another company. For example, we purchased the Safety Huber Needle business from Luther Needlesafe, Inc. on April 1, 2004. The transaction was accounted for as an acquisition of a business. If we continue to pursue such a strategy, we could, among other things:

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

IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS AS REQUIRED, WE MAY HAVE TO REDUCE THE SCOPE OF, OR CEASE, OUR OPERATIONS.

         We believe that we have sufficient funds to support our planned operations and capital expenditures for at least the next twelve months. The availability of resources over a longer term will be dependent on our ability to enter into licensing agreements and to receive royalty payments from our current and future licensees, the ability of Alliance Medical to successfully market the Safety Huber Needle and our ability to enter into, and profitably operate under joint venture or similar arrangements. If we are unsuccessful in negotiating additional agreements, or if licensing revenues are insufficient to support operations, we may seek to raise funds through public or private equity offerings or debt financings.

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

         Products incorporating our technology are medical devices subject to regulation by the United States Food and Drug Administration (FDA). The FDA regulates, among other things, product manufacture, testing, labeling, packaging, storage, handling, distribution, advertising and promotion of medical devices in the United States. Medical devices incorporating our technology must be cleared or approved by the FDA before they can be sold in the United States.

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

         In the case of devices incorporating a medicinal product as a single integrated product, such as the safety pre-filled glass syringe, the regulatory requirements are those relating to medicines as opposed to devices, in which case our licensees and, if applicable, our strategic collaborators, must make an application for a marketing authorization under Directive 2001/83/EC. The application must be made to one EU country, and if approved, is then mutually recognized in all other remaining EU countries. The process can be very lengthy, if authorization is granted at all.

         Our failure or the failure of our licensees or strategic collaborators to comply with the FDA and other applicable foreign or domestic regulations could cause our business to be harmed significantly.

PRODUCTS MANUFACTURED UNDER OUR CONTROL THROUGH A CONTRACT MANUFACTURER MUST RECEIVE REGULATORY APPROVAL OR CLEARANCE AND IF WE ARE NOT SUCCESSFUL IN OBTAINING OR MAINTAINING SUCH APPROVALS OR CLEARANCES, WE WOULD NOT BE PERMITTED TO SELL THESE PRODUCTS.

         Our Safety Huber Needle and 1Shot Safety Dental Syringe are manufactured for us by contract manufacturers. In addition, we plan to manufacture and market additional products incorporating our technology, either ourselves, or through joint ventures or other contractual arrangements under which third parties manufacture and, in some instances, sell our products. Our current contractual arrangements require, and any future contractual arrangements into which we enter will require, us to seek separate clearance or approval by the FDA of these products, to pay user fees for applications filed and to comply with ongoing FDA requirements for submission of safety and other post-market information. Moreover, obtaining FDA approval or clearance to market a product can be a lengthy and costly process, which in some cases involves extensive clinical studies. We may not be able to obtain the necessary FDA authorizations to enable marketing of products incorporating licensed technology in a timely fashion, or at all. Even if we obtain the necessary approvals for clearances, later problems with the product could cause the FDA to suspend or revoke the approvals or clearances. These arrangements also may involve our assumption of commercial manufacturing responsibility with respect to some of our products. If we engage in commercial manufacturing, we will be required to adhere to requirements pertaining to the FDA's current Quality System Regulation, commonly known as the QSR. The current QSR requirements govern the methods, facilities and controls used for the manufacture, testing, design, packaging, labeling, storage and distribution of medical devices. Compliance with QSR requirements will involve continued expenditure of time, money, and effort. We may not be able to comply with current QSR regulations or other FDA regulatory requirements, resulting in delay or inability to manufacture the products. To the extent that we utilize contract manufacturers, those manufacturers will be subject to the QSR and other requirements described above.

         Our failure or the failure of our licensees or contract manufacturers to comply with FDA and other applicable regulations could cause our business to be harmed significantly.

WE ARE DEPENDENT ON OUR LICENSEES AND CONTRACT MANUFACTURERS FOR THE MANUFACTURE OF PRODUCTS INCORPORATING OUR TECHNOLOGY.

         We previously have relied on our licensees to arrange for the commercial manufacture of products incorporating our technology. Our licensees generally manufacture products incorporating our technology at their own facilities. Pursuant to an agreement between Owens-Illinois, Closure Inc. and us, Owens-Illinois is manufacturing one of our products and may manufacture another if we enter into a distribution agreement for that product. Also, pursuant to an agreement we assumed in connection with our purchase of the Safety Huber Needle business from Luther, PEDI is manufacturing our Safety Huber Needles. Contracting with third parties or relying on licensees to manufacture products incorporating our technology presents the following risks:

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

         The majority of the products we have designed and developed to date, and products we currently intend to design and develop, are based upon our proprietary retraction technology. Our focus on a single core technology makes us vulnerable to the development of superior competing products and changes in technology that could eliminate any demand for products incorporating our technology. Our business would suffer if a superior competing product were developed, or if there were a reduced demand for products incorporating our technology. Moreover, we may not be able to successfully develop additional product applications of our technology.

WE ARE DEPENDENT ON KEY PERSONNEL, AND IF WE ARE UNABLE TO RETAIN THESE PERSONNEL, OUR BUSINESS COULD BE HARMED.

         Our success depends upon the skills, experience and efforts of our executive officers and certain marketing and technical personnel. If any of our key personnel do not continue in their present capacities, our operations could be materially adversely affected.

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

WE ARE SUBJECT TO PRODUCT LIABILITY CLAIMS.

         The manufacture and sale of medical devices entails an inherent risk of liability in the event of product failure or claim of harm caused by product operation. We may not be able to avoid product liability claims. Although we are unaware of any potential claims, we currently maintain product liability insurance coverage ($1,000,000 per occurrence and in the aggregate), such coverage may not be sufficient to protect us or may not remain available at a reasonable cost. If we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we could be severely harmed if a person brings a successful product liability claim against us.

OUR MARKETS ARE HIGHLY COMPETITIVE.

         The safety medical device market is highly competitive. Products incorporating our technology will compete in the United States and abroad with the safety products and standard products manufactured and distributed by companies such as:

         o  Tyco International, Inc. (Kendall Healthcare Products Company),
         o  B. Braun,
         o  Terumo Medical Corporation of Japan, and
         o  Johnson & Johnson.

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

OUR STOCK PRICE IS VOLATILE.

         Historically, our stock price, like the market price of the securities of other companies engaged in the design and development of medical devices, has fluctuated widely. In this regard, the closing price per share of our stock as reported by Nasdaq declined from $42.15 on July 26, 2001 to $0.81 on March 28, 2005. On March 29, 2005, the closing price per share was $$0.83. Our stock price may be subject to similar future fluctuations in response to:

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

OUR COMMON STOCK IS SUBJECT TO DILUTION.

         As of December 31, 2004, there were 16,749,486 shares of our common stock issued and outstanding. In addition, an aggregate of 3,670,076 additional shares of our common stock are issuable pursuant to stock options granted under our Non-Qualified Stock Option Plan and warrant agreements. As of March 1, 2005, 24,822 shares of our common stock were available for issuance under our Non-Qualified Stock Option Plan. Our common stock may be subject to further dilution should we offer our equity securities in the future.

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

         We have an authorized class of 5,000,000 shares of preferred stock, none of which are issued and outstanding. The Board of Directors has the authority, without shareholder approval, to issue preferred stock in one or more series and to fix the relative rights and preferences of the preferred stock, including their redemption, dividend and conversion rights. The issuance of preferred stock could have the effect of delaying, deterring or preventing a change in control.

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

ITEM 2. PROPERTIES

         We lease a facility of approximately 26,000 square feet in Ventura, California. In addition to our corporate offices, the facility includes space for the following:

         o a research and development laboratory equipped with assembly and test equipment for concept modeling and product development;

         o a machine shop equipped with tools for the fabrication of new product parts for concept modeling and assembly; and

         o a 3,120 square foot class 100,000 clean room used for the assembly of prototypes.

         Our annual lease payments for this facility are approximately $185,104, and the lease expires on October 31, 2008.

ITEM 3. LEGAL PROCEEDINGS

         There are no legal proceedings pending or, to the knowledge of management, threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock trades on the Nasdaq National Market under the symbol "MEDC." Set forth below are the high and low sales prices of our common stock, as reported by Nasdaq, during each of the quarterly periods in 2003 and 2004.

MARKET INFORMATION

FISCAL YEAR ENDED DECEMBER 31, 2003                   HIGH             LOW
-----------------------------------                 --------          ------
First Quarter.....................................  $  10.13          $ 2.90
Second Quarter....................................      5.29            2.90
Third Quarter.....................................      5.62            3.69
Fourth Quarter....................................      4.50            3.25

FISCAL YEAR ENDED DECEMBER 31, 2004                    HIGH            LOW
-----------------------------------                 --------          ------
First Quarter.....................................  $   4.80          $ 3.50
Second Quarter....................................      3.88            1.66
Third Quarter.....................................      2.09            0.86
Fourth Quarter....................................      1.48            0.89

         On March 29, 2005, the last reported price of our common stock was $0.83.

HOLDERS

         As of March 29, 2005, we estimate that we had approximately 113 holders of record of our common stock. We believe that the number of beneficial holders of our stock is greater.

DIVIDENDS

         We have never paid dividends, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data with respect to the five most recent fiscal years ended December 31, 2004, 2003, 2002, 2001 and 2000. The selected consolidated statement of operations data set forth below for the fiscal year ended December 31, 2004 is derived from the consolidated financial statements which have been audited by BDO Seidman, LLP, independent registered public accounting firm, as indicated in their report which is included elsewhere in the Annual Report and our consolidated financial statements as of, and for the years ended, December 31, 2003, 2002, 2001 and 2000 were audited by another auditor. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of Med-Design, and the Notes thereto, included elsewhere in the Annual Report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                      2004            2003             2002             2001             2000
-------------------------------------------------------------------------------------------------------------------
Year ended December 31,:
  Revenue...............         $  1,773,507     $    826,725     $    474,325     $  2,330,000     $  4,128,993
  Net loss..............           (6,161,348)      (6,046,489)      (8,081,061)      (4,026,991)      (2,793,365)

  Dividends on Series A
    preferred stock.....                   --               --               --               --          150,000

  Net loss per common
    share...............         $      (0.37)    $      (0.42)    $      (0.67)    $      (0.38)    $      (0.30)

At December 31,:
  Total assets..........         $ 24,176,933     $ 28,546,429     $ 16,989,224     $  8,259,960     $  8,565,573
  Long-term payable.....              706,342            1,506            4,080           16,806           20,895
-------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE UNCERTAINTIES

         The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in the Annual Report on Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading "Risk Factors."

OVERVIEW

         We consider the following to be the most important matters on which management focuses in evaluating our operating performance and financial condition.

         Revenue Growth. We believe that revenue growth is the key factor affecting our results of operations. Our revenues have historically consisted of royalties and up-front licensing fees. In 2004, we recognized a majority of our revenues from sales of our Safety Huber Needle. Our arrangement regarding the sale of the Safety Huber Needle, under which we have contracted for manufacture and distribution of the product and purchased the sublicense rights to the intellectual property, provides us with an expanded safety product line and provides greater potential for per unit revenues than would be the case with a licensed product. We believe our short term revenue growth will largely be dependent on our ability to gain market share in the expanding Safety Huber Needle market and the efforts of BD in selling products incorporating technology licensed from us. Sales of the Safety Huber Needle in 2004 were below management's expectations. We evaluated the realization of the acquired license rights under SFAS 144 and concluded that there was sufficient undiscounted cash flows to support the carrying value amount. The current fair value of the acquired license rights is less than the carrying value. We will continue to evaluate the realization of the assets and record an impairment charge if necessary. Management continues to provide the distributor of our Safety Huber Needle with sales assistance and other support in an effort to increase sales of the Safety Huber Needle. We cannot assure that this effort will achieve meaningful success.

         The extent to which BD commits its resources to the sale of our licensed technology products is entirely within BD's control. Management has been disappointed with the pace of commercialization of these products in the past and has encouraged BD to accelerate its efforts. In this regard, although license revenues from BD have increased, all of such revenues constitute minimum royalties. Although management is encouraged by the growth in sales of the BD VacutainerTM Push Button Blood Collection Set and the limited launch of the 1ml version of the IntegraTM Syringe in February 2004, management expected greater revenues to be generated in 2004, and the fact that Med-Design is paid only minimum royalties underscores the limited market penetration of these new products.

         We receive royalties from the sale of the Safety Seldinger Device from Enpath Medical, Inc. Royalties from this product were approximately $120,000 in 2003 and declined to approximately $78,000 in 2004. Enpath Medical, Inc.'s major customer decided to use a non-safety version of Seldinger, and sales declined significantly. On December 29, 2004, we entered into Addendum Number Two to the Development and Licensing Agreement with Enpath Medical, Inc. for the Safety Seldinger Device to eliminate the minimum purchase requirement to maintain exclusivity. We expect the future royalties from this product will decrease significantly.

         Management was also disappointed with the sales of the 1Shot Safety Dental Syringe. This product, which Med-Design has contract manufactured, was launched in June 2003. Revenue was approximately $168,000 in 2003, and declined to approximately $19,000 in 2004. Management is attempting to assist Sultan Chemists, the product's distributor, with its efforts to increase sales through alternative marketing channels as well as a campaign to increase the awareness of safety legislation through lobbyists.

         In addition to the efforts of management to increase sales of the Safety Huber Needle and the 1Shot Safety Dental Syringe, management is focused on increasing revenues by entering into additional collaborative arrangements and possibly by acquiring complementary businesses.

         We rely on our licensees to provide us with sales information in order to calculate the royalties due to us as a result of sales. While we have to date relied on this sales information without independent verification, we are currently developing appropriate procedures to verify this information in the future and will have such information audited when we deem it appropriate.

         Liquidity. We have historically generated cash principally from issuances of equity and up-front licensing fees. In 2004, revenue from sales of the Safety Huber Needle and the minimum royalty payments from BD also contributed cash but considerably less than necessary to support operations. Although we believe that our cash on hand is sufficient to support ongoing operations for at least the next twelve months, our ultimate success depends on our ability to generate sufficient revenues to support operations. If we cannot generate sufficient revenues to support operations, we will likely have to rely upon debt or equity financing. There is no assurance we will be able to obtain such financing.

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

         Total revenue was $1,773,507 in 2004, as compared to revenue of $826,725 in 2003. Revenue in 2004 reflects $1,011,641 in sales of the Safety Huber Needle, all of which occurred after our acquisition of the Safety Huber Needle business in April 2004, royalties of $664,341 from BD and $78,581 from Enpath Medical, Inc. and $18,944 from sales of the1Shot Safety Dental Syringe. Revenue in 2003 reflected sales of the 1Shot Safety Dental Syringe of $168,471 and royalty payments from the sale of our licensed products of $658,254.

         Product costs, which consist of $942,535 direct and indirect costs related to our contract manufactured products, the amortization of the investment in acquired licensed products of $297,622, consulting expense of $75,000 and a write-off of inventory obsoleted due to design change of $154,000, were $1,469,581 for the period ended December 31, 2004. Product costs for the period ended December 31, 2003 consisted of direct and indirect costs related to the Safety Dental Syringe sales of $153,953.

         General and administrative expenses were $5,441,572 in 2004, a decrease of $486,141 as compared to general and administrative expenses of $5,927,713 in 2003. The decrease was primarily due to a reduction of charges for stock based compensation of $1,011,389 offset by increases in professional and technical fees and audit fees of approximately $480,000 related to implementing internal controls principally to effect compliance with the applicable provisions of the Sarbanes-Oxley Act.

         Research and development expenses were $1,187,835 in 2004, a decrease of $297,056, as compared to research and development expenses of $1,484,891 in 2003. The decrease was due primarily to a reduction in expenditures for employee compensation resulting from a reduction in work force. We have focused our R&D activities on design changes to our current portfolio driven by the preferences expressed by potential customers, and therefore are comfortable reducing employee related expenditures.

         Investment income was $591,588 in 2004, a decrease of $64,653 as compared to $526,935 in 2003. The decrease was due to a decrease in invested cash resulting from the purchase of the assets of the Safety Huber Needle business.

         Realized loss on investments were $401,319 for the year ended December 31, 2004. We sold fixed income securities which yielded lower rates of interest to avoid further deterioration of our portfolio in a rising interest market. The securities were sold in September 2004 at a loss of $340,000.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

         Total revenue was $826,725 in 2003, as compared to revenue of $474,325 in 2002. Revenue in 2003 reflected the sales of the 1Shot Safety Dental Syringe as well as royalty payments under our licensing agreements, including $445,701 in minimum royalty payments from BD and Enpath Medical, Inc. Revenue in 2002 also reflected royalty payments from the sale of our licensed products.

         General and administrative expenses were $5,927,713 in 2003, a decrease of $674,707 as compared to general and administrative expenses of $6,602,420 in 2002. The decrease was primarily due to a reduction of expenditures for employee compensation of approximately $227,000 resulting from a reduction in staff, legal expense reductions of approximately $266,000, professional cost decreases of approximately $125,000 and stock based compensation decreases of approximately $309,000 offset by an increase in bad debt expense of $250,000.

         Research and development expenses were $1,484,891 in 2003, a decrease of $484,818 as compared to research and development expenses of $1,969,709 for the corresponding period in 2002. The decrease is partially attributable to a $350,000 charge recorded in December 2002 resulting from the settlement of a claim by our former Director of Research and Development and consulting costs of approximately $96,000 in 2002 related to the implementation of a quality program required for companies engaged in the manufacture of medical devices.

         Investment income was $526,935 in 2003, an increase of $224,106 as compared to $302,829 in 2002. The increase was due primarily to an increase of approximately $11,000,000 in invested cash in 2003.

         In 2002, we recorded an impairment charge on our investment in Enpath Medical Inc. (formerly Medamicus) of $331,419.

LIQUIDITY AND CAPITAL RESOURCES

         In 2004, our principal sources of cash were $1,116,614 of royalties from the sale of our licensed products, $928,173 from the sale of our contract manufactured products and the net sale of investment securities of $8,811,613, however available for sale securities decreased by $9,195,030 from 2003 to 2004. In 2003 our principal sources of cash were the net proceeds of approximately $16,000,000 from our August 2003 private placement of common stock, the $2,241,329 of cash generated from our sale of Enpath Medical, Inc. common stock, and royalties of $329,398 from the sale of our licensed products. Additionally, in 2002, our principal source of cash was the net proceeds of approximately $14,200,000 from our March 2002 private placement of common stock.

         Our primary uses of cash in 2004 consisted of general and administrative costs, including cash payments of $2,036,799 for salaries and research and development costs and the purchase of the Safety Huber Needle business of $5,901,240. General and administrative costs in 2003 included cash payments of $2,115,645 for salaries and research and development costs. General and administrative costs in 2002 included cash payments of $2,687,661 for salaries and research and development costs.

         At December 31, 2004, we had a $3,000,000 revolving line of credit at Wachovia Bank under which borrowings would be collateralized by substantially all of our assets. This facility can be used to fund working capital needs and finance capital equipment purchases; however, advances for capital equipment financing may not exceed $600,000. Any borrowings to meet working capital needs will bear interest at LIBOR plus 2.25%, while borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. There were no borrowings under this facility during 2004 and 2003. The Wachovia facility expires on May 31, 2005.

         On March 29, 2005, we established an additional revolving line of credit under which we may borrow up to $3,000,000 with U.S. Bank. The facility is collateralized by our investments in U.S. Bank. Any borrowing would bear interest at LIBOR plus 1.75%. There are no financial covenants. The facility expires on March 29, 2006 and there is no assurance that we will be successful in negotiating a continuation of the availability of the line of credit or terms that will be available to us. There are no amounts outstanding under the agreement.

         At December 31, 2004, we had cash, cash equivalents and available for sale securities of $14,600,270 as compared to $25,029,749 at 2003. We believe that we have sufficient funds to support our planned operations for at least the next twelve months. The availability of resources over a longer term will be dependent on our ability to increase sales of our manufactured products and royalty payments we receive from our licensees, enter into new licensing agreements, enter into and profitably operate under collaborative arrangements, and raise additional equity or debt financing. We have not generated sufficient cash flows from operations to support our operations on an on-going basis and anticipate that we may need to seek additional sources of funding in the future. If we are unsuccessful in negotiating additional agreements, or if licensing revenues and revenues from sales of our manufactured products are insufficient to support our operations, we may be required to reduce the scope of, or cease, our operations.

CONTRACTUAL OBLIGATIONS

         Our contractual obligations as of December 31, 2004 consist of the following:

                                                                 Payments due by period
                                         -----------------------------------------------------------------------
                                                  Total        Less than 1 year      1-3 years        3-5 years
                                         -----------------------------------------------------------------------
Operating lease obligations                  $  751,464         $  196,874         $  399,501        $155,089
Employment agreement obligations                570,151            489,013             81,138               -
Purchase obligations                            586,000            586,000                  -               -
Obligations under Luther agreement              750,000            250,000            500,000               -
Consulting agreement - Luther                   325,000            100,000            225,000               -
Consulting agreement - Donegan                  474,869            343,060            131,809               -
                                         -----------------------------------------------------------------------
Total                                        $3,457,484         $1,964,947         $1,337,448        $155,089
                                         =======================================================================

         During 2003, we renewed our lease for office space in Ventura, California. The renewal is for five years beginning November 1, 2003 and terminating October 31, 2008. The base rent of $15,310 per month and can be increased annually by 3%.

         On October 14, 2004 James M. Donegan resigned as President and Chief Executive Officer of Med-Design. Mr. Donegan and Med-Design executed a Separation Agreement and Release on October 14, 2004. Pursuant to the agreement, Mr. Donegan has, and will continue, to make himself available on a part-time basis for consultation with Med-Design. Med-Design began to pay Mr. Donegan an aggregate of $497,275 of which $321,512 remains to be paid in bi-weekly installments through November 15, 2005 with the remaining balance of $150,971 to be paid in bi-weekly installments from November 15, 2005 to November 14, 2006. In addition, through November 15, 2005, Med-Design continued to provide medical and life coverage for Mr. Donegan. Med-Design also accelerated vesting of options to purchase 120,000 shares of Med-Design common stock at an exercise price of $3.25 per share, and granted options to purchase 30,000 shares of common stock at an exercise price of $0.92 per share. Med-Design also agreed to continue to pay, through April 30, 2005, $2,500 per month to cover Mr. Donegan's rent and utilities, and agreed to provide all benefits accrued or earned as of the date of the agreement.

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

         Patents. Med-Design capitalizes costs incurred in connection with patent acquisitions and patent applications. These costs are amortized using the straight line method over the estimated useful life of the patents, not to exceed the legal life. The statutory legal life of a patent is 20 years from the date of application. The carrying value of the patents are regularly reviewed by management for impairments whenever events or changes and circumstances indicate that the carrying amount may not be recoverable. Impairments, if any, are recognized when the expected future cash flows derived from the patent is less than the carrying value. The estimates of useful lives of the patents and expected future cash flows are based on a number of factors including product demand, market conditions, technology developments and the activities of our competitors. Med-Design does not believe that the value of any of its patents are impaired and does not believe that it is likely that there will be a change in the future. Historically, Med-Design has never recorded an impairment to the value of its patent portfolio. If future events or evaluations cause management to conclude that the value of one or more patents is impaired, we may recognize significant losses, and our financial condition may be negatively affected, in the future.

         Investment in Acquired License Rights. We acquired the Safety Huber Needle business of Luther Needlesafe Products, Inc. We amortized the acquired license rights over 16 years, which represents both the term of the sublicense agreement and the expiration date related to the patent. The carrying value of the investment and the related estimated remaining lives are evaluated at each balance sheet date. An impairment or charge in useful life would be recorded whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed in accordance with SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets."

         Recoverability of Long-Lived Assets and Goodwill. We test long-lived assets, including property and equipment and amortizable intangible assets, for recoverability whenever events or change in circumstances indicate that we may not be able to recover the asset's carrying amount. When events or changes in circumstances indicate an impairment may exist, we evaluate the recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to recover the carrying value, we measure any impairment loss as the excess of the carrying amount of the asset over its fair value.

         We conduct a review for impairment of goodwill at least annually. Additionally, on an interim basis, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results, significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in a company's stock price for a sustained period.

         Estimates of recovery of carrying values of long-lived assets and goodwill are based on a number of assumptions which may not prove to be correct. In addition, it is reasonably possible that our accounting estimates with respect to the ultimate recoverability of the carrying value of long-lived assets and goodwill could change in the near term and that the effect of such changes on our Consolidated Financial Statements could be material. While we believe that the current recorded carrying values of our long-lived assets and goodwill are not impaired, there can be no assurance that a significant write-down or write-off will not be required in the future.

         Available for Sale Securities. Available-for-sale securities are reported at a fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of "Accumulated other comprehensive income
(loss)" in stockholders' equity.

         We record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary. In determining if a decline in market value below cost for a publicly traded security is other-than-temporary, we evaluate the relevant market conditions, offering prices, trends of earnings, price multiples and other key measures. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period to the extent of the decline below the carrying value of the investment. Factors involved in the determination of potential impairment include fair value as compared to amortized cost, length of time the value has been below amortized cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers. Adverse changes in market conditions or poor operating results of underlying investments could result in additional other-than-temporary losses in future periods. Moreover, if management's evaluation is not correct, we may recognize significant impairment losses in later periods.

         Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, we: (1) input orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods when risk of loss and title transfer under our arrangements with customers or otherwise complying with the terms of the purchase order; (3) confirm pricing through the customer purchase order and; (4) validate creditworthiness through past payment history, credit agency reports and other financial data. Other than through warranty rights, our customers do not have explicit or implicit rights of return. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that an outstanding account receivable has become uncollectible, revenue recognized for any reporting period could be adversely affected.

         Income Taxes. Med-Design accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded for deferred tax assets where it appears more likely than not that we will not recover the deferred tax asset.

         We experienced an ownership change as defined by Internal Revenue Code
Section 382 in 1997. Losses incurred through January 23, 1997 amounting to $4.9 million are generally limited in their utilization to $1.7 million per year. It is possible that recent ownership changes may result in further limitations under Section 382.

NEW ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151 "Inventory Costs- An Amendment of ARB No. 43, Chapter 4." SFAS 151 amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on our financial condition or results of operations.

         In December 2004, the FASB issued SFAS 153 "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". SFAS 153 amends APB Opinion 29 to eliminate the similar productive asset exception and establishes that exchanges of productive assets should be accounted for at fair value, rather than at carryover basis unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits, (2) the transaction is an exchange transaction to facilitate sales to customers, or (3) the transaction lacks commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on our financial condition or results of operations.

         In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. The provisions of SFAS 123R become effective in the third quarter of 2005. We previously applied Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and the Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" in accounting for our stock plans. We had adopted the disclosure only provisions of Statement of Financial Accounting Standards N0. 123 "Accounting for Stock Based Compensation. The adoption of SFAS 123R is expected to increase stock-based compensation. We are currently assessing the impact of the accounting standard on our results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no amounts outstanding under our revolving line of credit at December 31, 2004. If we were to borrow under our credit facility, borrowings to meet working capital needs would bear interest at LIBOR plus 2.25% and borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. As a result, any such borrowings would be subject to interest rate fluctuations which could increase our interest expense, respectively.

         We invest a portion of excess cash in marketable securities in accordance with our investment guidelines as approved by our Board of Directors. These investments include corporate debt securities and U.S. government and agencies securities. These investments are in highly liquid, low risk securities where our risk of loss is at a minimum.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

          Our management, with the participation of our Acting, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are defined in SEC regulations as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation and in light of the material weakness in internal control discussed below, the Acting, Chief Executive Officer and Chief Financial Officer concluded that these controls were not effective as of December 31, 2004. Med-Design is currently studying ways to ensure ongoing compliance with relevant accounting and financial reporting requirements. Med-Design and BDO are continuing to review these matters. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)      Management's Report on Internal Control Over Financial Reporting

          The Sarbanes-Oxley Act of 2002 (the "Act") imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with this annual report, is for management to report on the Company's internal controls over financial reporting and for our independent registered public accountants to attest to this report. In late November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45 day extension for the filing of these reports and attestations by eligible companies. We elected to utilize this 45 day extension, therefore, this Form 10-K does not include these reports. Med-Design's management and BDO Seidman have not yet completed the annual report on internal control over financial reporting and the related audit report for the year ended December 31, 2004. These reports will be included in an amended Form 10-K expected to be filed in April 2005. During 2004, we spent considerable time and resources analyzing, documenting and testing our system of internal controls.

         While the Company has not completed its Sarbanes-Oxley Section 404 assessment, the Company's management is currently assessing the effectiveness of its internal control over financial reporting as of December 31, 2004 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As of the date of this Annual Report on Form 10-K, management has identified a material weakness in its internal control over financial reporting related to the misapplication of Step 1 of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Long-Lived Assets" related to our evaluation of the recoverability of the acquired license rights which caused us to reverse a previously recorded impairment charge. This adjustment related to the fourth quarter of 2004 and did not affect prior periods.

         A material weakness in internal control over financial reporting (as defined in Auditing Standard No. 2 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

(c)      Change in Internal Control over Financial Reporting

         No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                     PART IV


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report:

         1. Financial Statements. The following financial statements and notes thereto of Med-Design which are attached hereto beginning on page F-1, have been incorporated by reference into Item 8 of this Report on Form 10-K:

                                                                           Page
                                                                           ----
     Reports of Independent Registered Public Accounting Firms              F-2
     Consolidated Balance Sheets as of December 31, 2004 and 2003           F-4
     Consolidated Statements of Operations for the years ended December
       31, 2004, 2003 and 2002                                              F-5
     Consolidated Statements of Stockholders' Equity and Comprehensive
       Loss for the years ended December 31, 2004, 2003 and 2002            F-6
     Consolidated Statements of Cash Flows for the years ended December
       31, 2004, 2003 and 2002                                              F-7
     Notes to Consolidated Financial Statements                             F-8

         2. All schedules are omitted because they are inapplicable, or not required, or the information is shown in the financial statements or notes thereto.

(b) List of Exhibits. The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------
3.1(1)         Certificate of Incorporation of Med-Design.

3.2(8)         Certificate of Amendment to Certificate of Incorporation of
               Med-Design

3.3(1)         Bylaws of Med-Design.

4.1(1)         Specimen of Common Stock Certificate of Med-Design.

10.1(4)        Amended and Restated Non-Qualified Stock Option Plan.

10.2(2) Lease Agreement dated June 15, 1995 between Moen Development and MDC Research Ltd. and guaranteed by Med-Design.

10.3 Renewal Lease Agreement dated November 1, 2003, Moen Development and MDC Research Ltd.**

10.4(9) Asset Purchase Agreement dated April 1, 2004 between Med-Design and Luther Needlesafe Product, Inc.

10.5(4) Licensing and Option Agreement dated December 11, 1998 with Becton, Dickinson and Company.

10.6(4) Equity agreement dated December 11, 1998 with Becton, Dickinson and Company.

10.7(5) Addendum to License Agreement dated December 11, 1999 with Becton, Dickinson and Company.

10.8(5) Second Addendum to License Agreement dated January 25, 2000 with Becton, Dickinson and Company.

10.9(6) Warrant Agreement dated April 25, 2000 between Med-Design and Lawrence Ellis.*

10.10(6) Licensing Agreement dated May 11, 2000 with Becton, Dickinson and Company.

10.11(7)       2001 Equity Compensation Plan.

10.12 Separation of Employment Agreement dated October 10, 2004 between Med-Design and James Donegan.**

10.13(10)      Employment Agreement dated October 10, 2002 between Med-Design and Joseph Bongiovanni.

10.14(10)      Employment Agreement dated October 10, 2002 between Med-Design and Lawrence D. Ellis.

10.15(11)      Employment Agreement dated May 15, 2002 between Med-Design and
               David Dowsett

10.16(11)      Employment Agreement extension dated October 17, 2003 between
               Med-Design and David Dowsett

10.17(12)      Developing and Licensing Agreement for Safety "Seldinger" Needle
               Device between Med-Design and Enpath Medical, Inc. dated as of August 25, 2000 )the "Enpath Agreement").

10.18(13)      Addendum Number One to the Enpath Agreement.

10.19(14)      Addendum Number Two to the Enpath Agreement.

10.20 Plastics Engineering & Development Incorporated Manufacturing Agreement dated as of May 22, 2003.**

10.21          New Alliance of Independent Medical Distributors, Inc.
               Exclusive Master Sales & Distribution Agreement dated as of November 1, 2003 Agreement.**

21.1           List of Subsidiaries of Med-Design.**

23.1           Consent of BDO Seidman, LLP**

23.2           Consent of PricewaterhouseCoopers LLP**

31.1           Certificate of the Chief Executive Officer required by Rule 15d -
               14(a).**

31.2           Certificate of the Chief Financial Officer required by Rule 15d -
               14(a).**

32.1           Certificate of the Chief Executive Officer required by Rule 15d -
               14(b).**

32.2           Certificate of the Chief Financial Officer required by Rule 15d -
               14(b).**

99.1           Experts**

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

(4)  Incorporated by reference to Form 10-KSB filed on March 31, 1999.

(5)  Incorporated by reference to Form 10-KSB filed on March 7, 2000.

(6)  Incorporated by reference to Form 10-K filed March 23, 2001.

(7)  Incorporated by reference to Schedule 14A filed on June 28, 2001.

(8)  Incorporated by reference to Form 10-K filed on April 1, 2002.

(9)  Incorporated by reference to Form 8-K filed on April 15, 2004.

(10) Incorporated by reference to Form 10-K filed on March 28, 2003.

(11) Incorporated by reference to Form 10-K filed on March 12, 2004.

(12) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by Enpath Medical, Inc. on September 19, 2000.

(13) Incorporated by reference to Exhibit 10.1 to Form S-3 filed by Enpath Medical, Inc. on October 16, 2001.

(14) Incorporated by reference to Form 8-K filed on January 3, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE MED-DESIGN CORPORATION


Date: March 30, 2005                        By: DAVID R. DOWSETT
                                                -------------------------------
                                                David R. Dowsett
                                                Acting, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                                                Date
---------                                -----                                                ----
DAVID R. DOWSETT                         Acting, Chief Executive Officer                      March 30, 2005
------------------------------
David R. Dowsett

LAWRENCE D. ELLIS                        Vice President, Finance and Chief Financial          March 30, 2005
------------------------------           Officer (Principal Financial Officer and Principal
Lawrence D. Ellis                        Accounting Officer)


RALPH BALZANO                            Director                                             March 30, 2005
------------------------------
Ralph Balzano

JOSEPH N. BONGIOVANNI, III               Director                                             March 30, 2005
------------------------------
Joseph N. Bongiovanni, III

PAUL CASTIGNANI                          Director                                             March 30, 2005
------------------------------
Paul Castignani

D. WALTER COHEN                          Director                                             March 30, 2005
------------------------------
D. Walter Cohen

JAMES M. DONEGAN                         Director                                             March 30, 2005
------------------------------
James M. Donegan

VINCENT J. PAPA                          Director                                             March 30, 2005
------------------------------
Vincent J. Papa

JAMES E. SCHLEIF                         Director                                             March 30, 2005
------------------------------
James E. Schleif

                                         Director
------------------------------
Stephen E. Smith, Jr.

PASQUALE L. VALLONE                      Director                                             March 30, 2005
------------------------------
Pasquale L. Vallone

GILBERT M. WHITE                         Director                                             March 30, 2005
------------------------------
Gilbert M. White

                   Index to Consolidated Financial Statements

                                                                                                           Page
                                                                                                           ----
Reports of Independent Registered Public Accounting Firms...................................                F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003 ...............................                F-4

Consolidated Statements of Operations for years ended                                                       F-5
     December 31, 2004, 2003 and 2002.......................................................

Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the years                        F-6
     ended December 31, 2004, 2003 and 2002.................................................

Consolidated Statements of Cash Flows for the years ended                                                   F-7
     December 31, 2004, 2003 and 2002.......................................................

Notes to Consolidated Financial Statements..................................................        F-8 to F-31

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of The Med-Design Corporation:


We have audited the accompanying consolidated balance sheet of The Med-Design Corporation (the "Company") as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman LLP

Los Angeles, California
March 29, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of The Med-Design Corporation:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows present fairly, in all material respects, the financial position of The Med-Design Corporation and its subsidiaries (the "Company") at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
March 5, 2004

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,             December 31,
                                                                                        2004                    2003
                                                                                   --------------           --------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..................................................   $    3,964,388           $    5,198,837
     Available-for-sale securities .............................................       10,635,882               19,830,912
     Trade receivables..........................................................          386,979                  655,056
     Inventory..................................................................           39,250                   39,243
     Prepaid expenses and other current assets..................................          236,265                  265,761
                                                                                   --------------           --------------

       Total current assets.....................................................       15,262,764               25,989,809

     Property, plant, and equipment, net  ......................................          714,477                  782,872
     Patents, net of accumulated amortization of $1,046,700 and $843,133 at
         December 31, 2004 and December 31, 2003, respectively..................        1,816,760                1,773,748
     Acquired license rights, net of accumulated amortization of $297,622 at
         December 31, 2004......................................................        6,150,879                       --
     Goodwill  .................................................................          232,053                       --
                                                                                   --------------           --------------

    Total Assets................................................................   $   24,176,933           $   28,546,429
                                                                                  ===============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term payable ...................................   $      250,000           $           --
     Capital lease obligations..................................................               --                    1,506
     Accounts payable...........................................................          458,122                  451,110
     Accrued compensation and benefits..........................................          111,912                  162,740
     Accrued professional fees..................................................          325,000                  138,950
     Other accrued expenses.....................................................           68,742                   27,466
                                                                                   --------------           --------------
       Total current liabilities................................................        1,213,776                  781,772

    Long-term payable, less current maturities..................................          456,342                       --
                                                                                   --------------           --------------

       Total liabilities........................................................        1,670,118                  781,772
                                                                                   --------------           --------------

Commitments and contingencies (Note 8)..........................................

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares
         outstanding ...........................................................               --                       --
    Common stock, $.01 par value, 30,000,000 shares authorized; 16,749,486 shares and 16,572,390 shares issued and outstanding as of December 31,
         2004 and December 31, 2003, respectively...............................          167,495                  165,724
    Additional paid-in capital..................................................       71,917,610               71,033,777
    Accumulated deficit.........................................................      (49,441,079)             (43,279,731)
    Accumulated other comprehensive (loss) income...............................         (137,211)                (155,113)
                                                                                   --------------           --------------

Total stockholders' equity......................................................       22,506,815               27,764,657
                                                                                   --------------           --------------

Total Liabilities and Stockholders' Equity......................................   $   24,176,933           $   28,546,429
                                                                                   ==============           ==============

   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------
                                                                  2004               2003                2002
                                                              ------------        -----------        ------------
Revenue................................................
     Product sales.....................................       $  1,030,585        $   168,471        $         --
     Licensing royalties...............................            742,922            658,254             474,325
                                                              ------------        -----------        ------------
     Total revenue.....................................          1,773,507            826,725             474,325

Operating expense:.....................................
     Product costs.....................................          1,469,581            153,953                  --
     General and administrative........................          5,441,572          5,927,713           6,602,420
     Research and development..........................          1,187,835          1,484,891           1,969,709
                                                              ------------        -----------        ------------

     Total operating expenses..........................          8,098,988          7,566,557           8,572,129
                                                              ------------        -----------        ------------

Loss from operations...................................         (6,325,481)        (6,739,832)         (8,097,804)
Interest expense.......................................            (26,136)              (422)             (1,042)
Investment income......................................            591,588            526,935             302,829
Realized gain (loss) on investments....................           (401,319)           166,830            (285,044)
                                                              ------------        -----------        ------------

Net loss...............................................        ($6,161,348)       ($6,046,489)        ($8,081,061)
                                                              ============        ===========        ============

Basic and diluted loss per common share ...............           ($ 0.37)           ($ 0.42)             ($0.67)
                                                              ============        ===========        ============

Weighted average common shares outstanding.............         16,712,934         14,282,613          12,116,143
                                                              ============        ===========        ============

   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS

                                                                                             UNREALIZED
                                                                                              GAINS &
                                                                                              LOSS ON
                                                                 ADDITIONAL                  AVAILABLE-
                                         COMMON                   PAID-IN       ACCUMULATED   FOR-SALE   STOCKHOLDERS' COMPREHENSIVE
                                         SHARES       AMOUNT      CAPITAL         DEFICIT    SECURITIES     EQUITY     INCOME (LOSS)
                                         ------       ------      -------         -------    ----------  ------------- -------------
Balance December 31, 2001.........     10,963,386    $109,634   $36,869,326    ($29,152,181)  $ 56,780   $ 7,883,559    ($3,996,130)
  Issuance of common stock in
    connection with exercise of
    stock options and warrants....        103,784       1,038       252,046                                  253,084
  Issuance of common stock in
    connection with private
    placement, net................      1,326,260      13,262    14,179,178                               14,192,440
  Issuance of stock in
    connection with employment
    agreements....................        126,368       1,264        (1,264)
  Stock based compensation........                                1,783,863                                1,783,863
  Change in unrealized gains
    (loss) on Available-for-sale-
    securities....................                                                               5,951         5,951          5,951

  Net loss........................                                               (8,081,061)              (8,081,061)    (8,081,061)
                                       ----------    --------   -----------    ------------   --------   -----------    -----------
Balance December 31, 2002.........     12,519,798    $125,198   $53,083,149    ($37,233,242)  $ 62,731   $16,037,836    ($8,075,110)
                                       ----------    --------   -----------    ------------   --------   -----------    ===========
  Issuance of common stock in
    connection with exercise of
    stock options and warrants....        320,900       3,209       594,590                                  597,799
  Issuance of common stock in
    connection with private
    placement, net................      3,598,844      35,989    15,874,080                               15,910,069
  Issuance of stock in connection
    with employment agreements....        126,368       1,263        (1,263)
  Issuance of stock in
    connection with private
    investor loan.................          6,480          65           (65)
  Stock based compensation........                                1,483,286                                1,483,286
  Change in unrealized gains
    (loss) on Available-for-sale-
    securities....................                                                            (217,844)     (217,844)      (217,844)

  Net loss........................                                               (6,046,489)              (6,046,489)    (6,046,489)
                                       ----------    --------   -----------    ------------   --------   -----------    -----------
Balance December 31, 2003.........     16,572,390    $165,724   $71,033,777    ($43,279,731) ($155,113)  $27,764,657    ($6,264,333)
                                       ----------    --------   -----------    ------------   --------   -----------    ===========
  Issuance of common stock in
    connection with exercise of
    stock options and warrants....         50,300         503       163,203                                  163,706
  Issuance of stock in
    connection with employment
    agreements....................         59,702         597          (597)                                      --
  Stock based compensation........                                  471,898                                  471,898
  Issuance of stock in connection
    with Huber purchase...........         67,094         671       249,329                                  250,000
  Change in unrealized gains
    (loss) on Available-for-sale-
    securities....................                                                              17,902        17,902         17,902

  Net loss........................                                               (6,161,348)              (6,161,348)    (6,161,348)
                                       ----------    --------   -----------    ------------   --------   -----------    -----------
Balance December 31, 2004.........     16,749,486    $167,495   $71,917,610    ($49,441,079) ($137,211)  $22,506,815    ($6,143,446)
                                       ==========    ========   ===========    ============   ========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                         --------------------------------- ---------
                                                            2004             2003            2002
                                                         -----------     -----------     -----------
Cash flows from operating activities:
Net loss...........................................      ($6,161,348)    ($6,046,489)    ($8,081,061)
Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization................          735,776         420,333         511,307
      Amortization of discount on long-term payable           25,530              --              --


      Loss (gain) from sale of available-for-sale
        securities.................................          401,319        (166,830)        285,044
      Loss on disposal of fixed assets.............            5,382              --              --
      Default of related party note................               --         250,000              --
      Stock-based compensation.....................          471,898       1,483,286       1,783,863

    Changes in operating assets and liabilities:
      Trade receivable.............................          268,077        (511,468)             --
      Prepaid expenses and other current assets....            7,496        (119,059)       (274,376)
      Inventory....................................           89,993              --              --
      Accounts payable.............................            7,012         160,335          92,634
      Accrued expenses.............................          176,498        (327,377)        495,079
                                                         -----------     -----------     -----------

      Net cash used in operating activities........       (3,972,367)     (4,857,269)     (5,187,510)
                                                         -----------     -----------     -----------

Cash flows from investing activities:
    Purchase of property and equipment.............          (88,077)       (439,371)       (292,084)
    Additions to patents...........................         (246,578)       (293,191)       (148,577)
    Notes receivable - related party...............               --              --        (525,000)
    Repayment of note receivable - related party...               --              --         275,000
    Investments in available-for-sale securities...       (8,735,936)    (16,579,932)    (12,125,034)
    Sale of available-for-sale securities..........       17,547,549       8,946,176       5,089,772
    Acquisition of business........................       (5,901,240)             --              --
                                                         -----------     -----------     -----------

      Net cash provided by (used in) investing
        activities.................................        2,575,718      (8,366,318)     (7,725,923)
                                                         -----------     -----------     -----------

Cash flows from financing activities:
    Capital lease payments.........................           (1,506)         (2,574)        (12,726)
    Warrants and stock options exercised...........          163,706         597,799         253,084
    Proceeds from private placement, net...........               --      15,910,069      14,192,440
                                                         -----------     -----------     -----------

      Net cash provided by financing activities....          162,200      16,505,294      14,432,798
                                                         -----------     -----------     -----------

Increase (decrease) in cash and cash equivalents...       (1,234,449)      3,281,707       1,519,365
Cash and cash equivalents, beginning of period.....        5,198,837       1,917,130         397,765
                                                         -----------     -----------     -----------
Cash and cash equivalents, end of period...........      $ 3,964,388     $ 5,198,837     $ 1,917,130
                                                         ===========     ===========     ===========
Cash paid during the period:
    Interest paid..................................      $    26,135     $       422     $     1,042
    Taxes paid.....................................           46,681          59,099           9,435
Non-cash investing and financing activities:
    Change in unrealized (loss) gain on available-
      for-sale securities..........................           17,902        (217,844)          5,951
    Advances for purchase of fixed assets
      transferred from Prepaid Assets to Property
      and Equipment................................           22,000         234,645              --
    Acquired business (note 5):
    Non-cash consideration:
      Fair value of common stock issued............          250,000              --              --
      Liability - additional purchase consideration          680,812              --              --

   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF BUSINESS

         The Med-Design Corporation and its subsidiaries ("Med-Design" or the "Company") are principally engaged in the design, development and licensing and contract manufacture of safety medical devices intended to reduce the incidence of accidental needlesticks. Each safety medical device the Company designs and develops incorporates the Company's proprietary needle retraction technology. The Company's technology enables health care professionals to retract a needle into the body of the medical device for safe disposal without any substantial change in operating technique. Med-Design's product technology generally can be categorized into the following five groups: hypodermic syringes used to inject drugs and other fluids into the body; fluid collection devices used to draw blood or other fluids from the body; injectors used to inject drugs and other fluids into the body from a pre-filled cartridge, vial or capsule; infusion therapy devices used to provide access to patients' vessels; and specialty safety devices for needle based and other applications.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

         The accompanying consolidated financial statements include the accounts of The Med-Design Corporation and its wholly owned subsidiaries, MDC Investment Holdings, Inc. and MDC Research Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS:

         Med-Design considers all bank depository cash accounts with initial maturities of three months or less to be cash equivalents.

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

         The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Revenue and accounts receivable from significant customers representing 10% of total revenues were as follows:

                                                 As of and for the year ended December 31,
                       -----------------------------------------------------------------------------------------------
                                 2004                             2003                              2002
                       --------------------------    -------------------------------    ------------------------------
                         % of         % of A/R,           % of            % of A/R,         % of           % of A/R,
                        Revenue          Net             Revenue             Net           Revenue            Net
                       ----------    ------------    ---------------    ------------    --------------    ------------
Company A                 45.1            37.4               --              --                --              --
Company B                 37.4            48.7             66.3              --              66.3             9.0
Company C                  4.4             1.1             33.7             100              33.7            91.0

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

         The Company records an impairment charge when it believes an investment has experienced a decline in value that is other-than-temporary. In determining if a decline in market value below cost for a publicly traded security is other-than-temporary, the Company evaluates the relevant market conditions, offering prices, trends of earnings, price multiples and other key measures. When a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period to the extent of the decline below the carrying value of the investment. Factors involved in the determination of potential impairment include for value as compared to amortized cost, length of time the value has been below amortized cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers.

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

         Depreciation is computed by the straight-line method, utilizing rates based upon the estimated service life of the various classes of assets. Leasehold improvements are depreciated over the remaining lease term or asset life if shorter.

SEGMENT REPORTING

          Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. The Company has one business segment, which consists of the design, development and licensing and contract manufacture of safety medical devices.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

IMPAIRMENT OF LONG-LIVED ASSETS:

         The Company evaluates the recoverability of long-lived assets except for goodwill and the related estimated remaining lives at each balance sheet date. An impairment or change in useful life would be recorded whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed in accordance with SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets."

         During the years ended December 31, 2004, 2003 and 2002 there were no impairments of long-lived assets.

PATENTS:

         Patents, patent applications, and patent rights are stated at acquisition costs. The weighted-average amortization period for patents acquired was 16 years, 17 years and 18 years for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization of patents is recorded by the straight-line method over the estimated useful lives of the patents, not to exceed the legal life. Patent amortization expense for the years ended December 31, 2004, 2003 and 2002 was $203,567, $184,058, and $172,536, respectively. The estimated aggregate amortization expense for 2005 through 2010 is $209,809 per year.

INVESTMENT IN ACQUIRED LICENSE RIGHTS:

         On April 1, 2004, Med-Design acquired the assets of the Safety Huber Needle business of Luther Needlesafe Products, Inc., which has been accounted for as an acquisition of a business in accordance with Statement of Financial Accounting Standards No. 141 with the guidance in "EITF 98-3", Determining Whether a Non-monetary Transaction Involves Receipt of Production Assets or of a Business. The Company amortizes acquired license rights over 16 years, which represents both the term of the underlying sublicense agreement and expiration date of the related patent. Amortization expense for the acquired license rights was $297,623 for the year ended December 31, 2004. The estimated aggregate amortization expense for 2005 through 2010 is $396,828 per year.

GOODWILL RESULTING FROM BUSINESS ACQUISITION:


         The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142. SFAS No. 142 addresses the accounting and reporting of goodwill subsequent to its acquisition. SFAS No. 142 provides that goodwill will no longer be amortized. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

2.       SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

REVENUE RECOGNITION:

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

         Revenues from the sale of the Safety Dental Needle are recorded upon acknowledgement of receipt of the product by our distributor, Sultan Chemists. Title and risk of loss are the Company's obligation until acknowledgement by the customer per the contract.

         Revenues from the sale of the Safety Huber Needle are recorded upon shipment of the product to the Company's distributor. Title and risk of loss are the buyer's obligation upon shipment per contract.

         Sales returns and allowances are recorded as an adjustment of revenue when they occur. Med-Design historically has experienced an immaterial number of returns and does not believe that experience affects its revenue recognition at this time.

ACCOUNTS RECEIVABLE:

         Med-Design does not believe an allowance for doubtful accounts is necessary. Historically, the Company has collected 100% of its outstanding receivables. The majority of Med-Design's receivables have historically been related to royalty revenue with manufacturing companies and large distributors that have substantial financial means and a history of timely payment to the Company.

PRODUCT COST:

         Product cost includes direct expenditures for material, packaging, sterilization, freight, amortization of investment in acquired license rights and consulting expense related to the acquisition of the Safety Huber Needle business. The Company also allocates some of its overhead (labor, use of facilities and depreciation) to product cost.

INCOME TAXES:

         Med-Design accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded for deferred tax assets where it appears more likely than not that the Company will not be able to recover the deferred tax asset.

RESEARCH AND DEVELOPMENT:

         Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

2.       SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

STOCK BASED COMPENSATION:

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," in accounting for its stock plans. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation expense for Med-Design's Stock Option Plan been recorded based on the fair value of the options and warrants at the grant dates in 2004, 2003 and 2002, consistent with the provisions of SFAS 123, Med-Design's net loss and net loss per share would have reflected the pro forma amounts indicated below.

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------------------
                                                                    2004                 2003                 2002
                                                                    ----                 ----                 ----
Net loss - as reported................................         ($  6,161,348)       ($  6,046,489)        ($  8,081,061)

Total stock-based employee compensation expense
     included in reported net loss....................             471,898              1,483,286            1,783,863

Total stock-based employee compensation expense
     determined under fair-value based method for all
     awards...........................................            (1,715,048)          (4,317,862)          (6,794,591)
                                                               ----------------     -----------------     ----------------

Pro forma net loss....................................           ($7,404,498)         ($8,881,065)        ($13,091,789)
                                                               ================     =================     ================
Net loss per share:

Basic and diluted loss per share - as reported........                ($0.37)              ($0.42)               ($0.67)

Basic and diluted loss per share - pro forma..........                ($0.44)              ($0.62)               ($1.08)

         The fair value of each option or warrant grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2004, 2003 and 2002: dividend yield of 0.00%; expected volatility of 98.15% to 101.00%, expected live of 5 years and range of risk free interest rate from 3.376% to 4.00% in 2004; dividend yield of 0.00%; expected volatility of 97.76% to 100.97%, expected live of 9 years and range of risk free interest rate of 1.00% to 2.00% in 2003: dividend yield of 0.00%; expected volatility of 98.15% to 109.22%, expected lives of 8 years and range of risk free interest rate of 2.00% to 3.00% in 2002

ESTIMATES UTILIZED IN THE PREPARATION OF FINANCIAL STATEMENTS:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

2.       SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

 COMPREHENSIVE INCOME (LOSS):

         Comprehensive income (loss) consists of net income and other gains and losses affecting shareholders' equity that, under accounting principles generally accepted in the United States of America, are excluded from net income
(loss). Such items consist of unrealized gains and losses on marketable equity investments.

NEW ACCOUNTING PRONOUNCEMENTS:

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151 "Inventory Costs- An Amendment of ARB No. 43, Chapter 4." SFAS 151 amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company's financial condition or results of operations.

         In December 2004, the FASB issued SFAS 153. "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends APB Opinion 29 to eliminate the similar productive asset exception and establishes that exchanges of productive assets should be accounted for at fair value, rather than at carryover basis unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits, (2) the transaction is an exchange transaction to facilitate sales to customers, or (3) the transaction lacks commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company's financial condition or results of operations.

         In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. The provisions of SFAS 123R become effective in the third quarter of 2005. The Company previously applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (" APB 25") and the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" in accounting for its stock plans. The Company had adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." The adoption of SFAS 123R is expected to increase stock-based compensation. The Company is currently assessing the impact of the accounting standard on the Company's results of operations and financial position.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

3.       AVAILABLE-FOR-SALE SECURITIES

Gross unrealized gains and losses on available-for-sale securities as of December 31, 2004 and 2003 are as follows:

                                                                          GROSS         GROSS
                                                     AMORTIZED COST     UNREALIZED    UNREALIZED   ESTIMATED FAIR
                                                                          GAINS         LOSSES          VALUE
                         2004
   US government and agency securities                     $8,384,342       $--          ($66,297)      $8,318,045
   Corporate debt securities                                2,388,751        --           (70,914)       2,317,837

                                                    ---------------------------------------------------------------
       Total                                              $10,773,093       $--          (137,211)     $10,635,882
                                                    ===============================================================

                         2003
   US government and agency securities                    $17,455,913       $--         ($107,308)     $17,348,605
   Corporate debt securities                                2,528,993        --           (48,422)       2,480,571
   Publicly-traded corporate equity securities                  1,119       617                 --           1,736

                                                    ---------------------------------------------------------------
       Total                                              $19,986,025      $617         ($155,730)     $19,830,912
                                                    ===============================================================

         Gross unrealized losses on U.S. government and agency securities had been in a continuous loss position for less than 12 months as of December 31, 2004 and 2003.

         Net unrealized gains and losses on available-for-sale securities consists of the following:

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------------------
                                                                      2004                2003                  2002
                                                                      ----                ----                  ----
Unrealized holding gains (losses) during the period...              $419,221            ($384,674)             $290,995

Less:  reclassification adjustment for gains (losses)
     included in net loss.............................              (401,319)             166,830              (285,044)
                                                               ----------------     -----------------     ----------------
Net gains (losses) on available-for-sale securities...               $17,902            ($217,844)               $5,951
                                                               ================     =================     ================

         Investment income for the years ended December 31, 2004, 2003 and 2002 was $591,886, $526,935 and $349,204 respectively.

         At December 31, 2002, Med-Design held 235,442 shares of Enpath Medical Inc. common stock valued at $1,989,502 and included in available-for-sale securities at December 31, 2002.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

3.       AVAILABLE-FOR-SALE SECURITIES, CONTINUED

         In accordance with FSAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and consistent with the Company's accounting policy for marketable equity securities, in the fourth quarter of fiscal 2002, the Company determined that the decline in the fair value of its investment in Enpath Medical Inc. stock (which was received as part of a development and licensing agreement in 2001) was other than temporary. Accordingly, the Company established a new basis of $448,078 for the portion of the investment that was purchased for more than $8.45 per share, equivalent to its fair market value at December 31, 2002. As a result, the Company realized a loss of $331,419. During 2003, Med-Design liquidated all but 132 shares of its remaining holdings in Enpath Medical Inc. common stock at a gain of $108,821.

         During 2004, Med-Design liquidated its remaining holdings in Enpath Medical Inc. common stock at a gain of $631. The Company realized losses totaling $423,313 from sales of fixed income securities throughout 2004. The Company sold these fixed income securities, which yielded lower rates of interest, to avoid further deterioration of its portfolio in a rising interest market.

4.       PROPERTY, PLANT AND EQUIPMENT

         Balances of major classes of assets and accumulated depreciation and amortization at December 31, 2004 and 2003 are as follows:

                                                                   ESTIMATED
                                                                USEFUL LIVES IN
                                                                     YEARS             2004             2003
                                                                ---------------   -------------     -------------
Leasehold improvements...................................        Life of lease    $     199,921     $     199,921
Machinery and equipment..................................             5-7             1,601,308         1,496,940
Office furniture & fixtures..............................              7                312,201           312,201
Computer equipment & software............................             2-5               174,922           140,115
                                                                                  -------------     -------------
                                                                                      2,288,352         2,149,177
Less:  Accumulated depreciation and amortization.........                            (1,573,875)       (1,366,305)
                                                                                  -------------     -------------
                                                                                  $     714,477     $     782,872
                                                                                  =============     =============

Depreciation and amortization expense was $234,585, $236,274, and $338,771 for the years ended December 31, 2004, 2003 and 2002, respectively.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

5.       INVESTMENT IN ACQUIRED LICENSE RIGHTS

ACQUISITION OF A BUSINESS

         On April 1, 2004, the Company acquired the assets of the Safety Huber Needle business of Luther Needlesafe Products, Inc. The Company paid $5.6 million in cash, $250,000 in the Company's common stock (67,094 shares valued at $3.73 per share, which was the average of the reported closing prices of the Company's common stock on the Nasdaq National Market for the 10 trading days preceding the date of the acquisition) and $750,000 to be paid in cash or, at the Company's option, in the Company's common stock at $250,000 each April 1 over the next three years. The three-year payment arrangement was valued at its discounted present value of $680,812. The purchase price of the acquired business was thus $6,832,052, inclusive of costs related to the acquisition of $301,240. Results of operations for the Safety Huber Needle business are included in the Company's income statement effective April 1, 2004. The Low Profile Safety Huber, the version of the Safety Huber Needle product, marketed by the Company and used for the delivery of chemotherapeutic agents, was launched in the U.S. in October 2003. This acquisition expands the Company's safety product line, provides an additional contract manufacturing capability and an established distribution channel for the Company's portfolio products. Based on research conducted on the Company's behalf, the market for this product is expanding and the Company believes that through its internal sales efforts, it could secure a reasonable percentage of the market. See also Note 8.

SAFETY HUBER NEEDLE BUSINESS TRANSACTION SUMMARY

Purchase price:
     Cash                                                  $      5,901,240
     Stock                                                          250,000
     Liability--additional purchase consideration                   680,812
                                                           ----------------
                                                           $      6,832,052
                                                           ================

Allocated as follows:

     Inventory                                             $         90,000
     Property and equipment                                          61,498
     Acquired license rights                                      6,448,501
     Goodwill                                                       232,053
                                                           ----------------
                                                           $      6,832,052
                                                           ================


         The acquired license rights are being amortized over the remaining patent life of approximately 16 years. The life of the patent is also the life of the sublicense agreement. Goodwill is expected to be a non-taxable deduction.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

5.       INVESTMENT IN ACQUIRED LICENSE RIGHTS, CONTINUED

         The following unaudited pro forma information presents the combined results of operations of the Company and the Safety Huber Needle business for the years ended December 31, 2004 and 2003 as if the acquisition had occurred on January 1, of each year and January 1, 2004.

                     PRO FORMA STATEMENT OF OPERATIONS DATA
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                        Historical
                                        -------------------------------------------

                                                                     Safety
                                            The Med-Design        Huber Needle             Pro Forma                 Pro
                                             Corporation            Business              Adjustments               Forma
                                        -------------------------------------------   --------------------    ------------------
Revenue                                    $     1,773,507          $  257,404              $       --            $2,030,911

Net loss                                       ($6,161,348)        ($2,432,461)             $1,890,668 (a)       ($6,703,141)
                                           ===============         ===========              ==========           ===========

Basic and diluted loss per common share             ($0.37)                                                           ($0.40)

Basic and diluted weighted average
  common shares outstanding                     16,712,934                                      16,865            16,729,799

(a) Net loss was adjusted for pro forma purposes to recognize the effect of the difference between historical costs of the business and the costs attributable to the recorded values of assets and liabilities following the acquisition and bonuses, interest and shares issued to effect the acquisition. Those net loss decreases (increases) were:

                                Executive Bonuses          $1,992,000 (1)
                        Depreciation/Amortization             (93,156)
                                 Interest Expense                 334 (2)
    Amortization of discount on long-term payable              (8,510)
                                                           ----------
                                                           $1,890,668
                                                           ==========

(1) Represents bonuses to Luther executives resulting from the disposition of the assets related to the Low Profile Huber Needle business.


(2) Represents interest paid by Luther related to the Huber Needle.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

5.       INVESTMENT IN ACQUIRED LICENSE RIGHTS, CONTINUED


                     PRO FORMA STATEMENT OF OPERATIONS DATA
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                        Historical
                                        -------------------------------------------

                                                                     Safety
                                            The Med-Design        Huber Needle             Pro Forma                 Pro
                                             Corporation            Business              Adjustments               Forma
                                        -------------------------------------------   --------------------    ------------------
Revenue                                        $ 826,725            $718,909                $     --             $1,545,634

Net loss                                     ($6,046,489)          ($254,790)              ($537,587) (a)       ($6,838,866)
                                             ===========           =========               =========             ==========

Basic and diluted loss per common share           ($0.42)                                                            ($0.48)

Basic and diluted weighted average
  common shares outstanding                   14,282,613                                      67,094             14,349,707

(a) Net loss was adjusted for pro forma purposes to recognize the effect of the difference between historical costs of the business and the costs attributable to the recorded values of assets and liabilities following the acquisition and interest and shares issued to effect the acquisition. Those net loss (increases) decreases were:


                          Depreciation/Amortization          ($551,025)
                                   Interest Expense             47,478 (1)
      Amortization of discount on long-term payable            (34,040)
                                                             ---------
                                                             ($537,587)
                                                             =========

(1) Represents interest paid by Luther related to the Huber Needle.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

6.       SHORT-TERM BORROWINGS

         At December 31, 2004, Med-Design had a $3,000,000 revolving line of credit at Wachovia Bank under which borrowings would be collateralized by substantially all the assets of the Company. This facility can be used to fund working capital needs and finance capital equipment purchases; however, advances for the capital equipment financing may not exceed $600,000. Any borrowing to meet working capital needs will bear interest at LIBOR plus 2.25%, while borrowings to finance capital equipment purchases will bear interest at the prime rate plus 2.5%. There were no borrowings under this facility during 2004 and 2003. The Wachovia facility expires on May 31, 2005.

         On March 29, 2005, the Company established an additional revolving line of credit under which the Company may borrow up to $3,000,000 with U.S. Bank. The facility is collateralized by the Company's investments in U.S. Bank. Any borrowing would bear interest at LIBOR plus 1.75%. There are no financial covenants. The facility expires on March 29, 2006 and there is no assurance that the Company will be successful in negotiating a continuation of the availability of the line of credit or terms that will be available to the Company. There are no amounts outstanding under the agreement.

7.       CAPITAL LEASE OBLIGATIONS

         The Company entered into certain capital lease obligations with interest at 12.66% per annum and monthly payments of $243. The capital lease obligations were satisfied in 2004.

8.       COMMITMENTS AND CONTINGENCIES

         Med-Design leases a building, office space, and office equipment under non-cancelable operating leases that expire at various times through 2008.

         Total rent expense under all operating leases for years ended December 31, 2004, 2003 and 2002 was $197,260, $182,131 and $164,422, respectively.

         The aggregate amount of minimum future lease payments at December 31, 2004, which have remaining non-cancelable lease terms in excess of one year is as follows:

            2005....................................    $ 196,874
            2006....................................      197,233
            2007....................................      202,268
            2008....................................      155,089
                                                        ---------
                                                        $ 751,464
                                                        =========

         In August 2000, Med-Design's stockholders approved the issuance of a warrant to purchase 50,000 shares of common stock at an exercise price of $6.26 per share and the issuance of 125,000 shares of common stock to John F. Kelley, at the time a director of the Company, in connection with the performance of consulting services. The compensation arrangement was approved, subject to the conclusion of negotiations of Mr. Kelley's contract. The Company is unable to predict whether it will be able to negotiate a compensation arrangement with Mr. Kelley or the ultimate impact on its financial condition or results of operations.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

         The Company maintains employment agreements with its officers. The agreements range from a period of three to four years. Although there are conditions under which these agreements can be terminated before expiration, the Company, at December 31, 2004, has a future compensation commitment of $570,152 with respect to employment agreements.

         The Company agreed to purchase inventory related to its dental injector syringes from Owens-Illinois, Inc. The inventory will be purchased in 2005 at a cost of approximately $194,000.

         The Company, in an effort to reduce costs related to Safety Huber Needle production costs, agreed to purchase raw materials from PEDI, the Company's contract manufacturer, that it had already purchased on the Company's behalf. The raw materials will be purchased in 2005 at a cost of approximately $392,000. The Company had previously purchased inventory from PEDI at a 15% mark up.

         In conjunction with the acquisition of the Safety Huber Needle business (Note 5), the Company entered into a four year consulting agreement with the seller that provides for quarterly payments of $25,000. Related costs are charged to product costs and expenses.

         On October 14, 2004, James M. Donegan resigned as President and Chief Executive Officer of Med-Design. Mr. Donegan and the Company executed a Separation Agreement and Release on October 14, 2004. Pursuant to the agreement, Mr. Donegan will make himself available on a part-time basis for consultation with the Company. In connection with the consulting agreement, the Company will pay Mr. Donegan an aggregate of $497,275, of which $321,512 will be paid in bi-weekly installments from October 14, 2004 through November 15, 2005 and the remaining balance of $150,971 will be paid in bi-weekly installments from November 15, 2005 to November 14, 2006. In addition, until November 15, 2005, the Company will provide medical and life coverage for Mr. Donegan or, if such coverage is not permitted or would affect the tax status of the plans, the Company will pay any required premiums under the Consolidated Omnibus Budget Reconciliation Act (COBRA). The Company will accrue these amounts as the consulting services are provided by Mr. Donegan. The Company also accelerated vesting of options to purchase 120,000 shares of Company common stock at an exercise price of $3.25 per share, and granted options to purchase 30,000 shares of common stock at an exercise price of $0.92 per share. The Company also agreed to continue to pay, through April 30, 2005, $2,500 per month to cover Mr. Donegan's rent and utilities, and agreed to provide all benefits accrued or earned as of the date of the agreement.

9.       LICENSING REVENUES

         Becton Dickinson is the principal licensee of Med-Design's patented product technology. Under the December 11, 1998 license agreement, Becton Dickinson licensed certain of Med-Design's product technology in the fields of blood collection and infusion therapy and obtained an option to license additional product technology. The Company granted BD the exclusive worldwide rights to manufacture and market our patented product technology.

         On March 12, 2000, Med-Design signed a binding term letter with Becton Dickinson for the syringe outlining the terms for a definitive agreement pursuant to which Becton Dickinson would license the products subject to the option to license. Med-Design recorded as revenue $1.5 million in the form of an up-front licensing fee upon the signing of the binding term letter. On May 11, 2000, Med-Design entered into a definitive license agreement with Becton

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

Dickinson based upon the terms of the March 12, 2000 binding term letter pursuant to which Med-Design received, and recorded as revenue, an additional $2.5 million in up-front licensing fees and the right to receive royalty payments based on Becton Dickinson's net sales of the products licensed under such agreement for the remaining life of the underlying patents.

         Enpath Medical Inc., formerly Medamicus, Inc., is also a licensee of Med-Design's patented products. On September 25, 2000, Med-Design entered into a development and licensing agreement granting Enpath a license to market and manufacture the Company's Safety Seldinger Introducer Needle for certain venous applications. Under the terms of the agreement, Med-Design receives royalty payments based on the net sales of the Safety Seldinger Introducer Needle by Enpath. Royalties from this product were approximately $120,000 in 2003 and declined to approximately $78,000 in 2004. Enpath's major customer decided to use a non-safety version of Seldinger and sales declined significantly.

         On September 7, 2001, Med-Design entered into an Addendum ("the Addendum") to the development and licensing agreement with Enpath Medical Inc. The Addendum grants Enpath Medical Inc. an exclusive license to manufacture and market the Company's Safety Seldinger Introducer Needle in the arterial access market. Under the terms of the Addendum, Med-Design received an initial payment of $2,000,000, $1,000,000 of which was paid in 68,027 shares of Enpath Medical Inc. common stock valued at the closing price on the date the Company entered into the Addendum and $1,000,000 of which was paid in cash on October 15, 2001. The Company recorded this amount as an up-front payment of licensing fees. In addition, Med-Design is entitled to receive royalties of 20% of net sales of the product, which royalty rate may be reduced to 17% if certain sales volumes are met. The agreement is in effect for the remaining life of the underlying patents.

         On December 29, 2004, Med-Design entered into Addendum Number Two, dated as of December 27, 2004, to the development and licensing agreement with Enpath to eliminate the minimum purchase amount required in 2004 for Enpath to maintain exclusivity under the development and licensing agreement. In consideration for the Company executing Addendum Number Two, Enpath agreed to negotiate exclusively with the Company until April 30, 2005 for the potential sale of Enpath's safety needle business.

10.      BASIC AND DILUTED EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share (EPS):

                                                                             WEIGHTED AVERAGE
                                                         LOSS               SHARES OUTSTANDING             EPS
                                                  --------------------    -----------------------    ------------------
2004
Basic and diluted EPS
Net loss applicable to common stockholders             ($6,161,348)              16,712,934               ($0.37)
                                                  --------------------    -----------------------    ------------------

2003
Basic and diluted EPS
Net loss applicable to common stockholders             ($6,046,489)              14,282,613               ($0.42)
                                                  --------------------    -----------------------    ------------------

2002
Basic and diluted EPS
Net loss applicable to common stockholders             ($8,081,061)              12,116,143               ($0.67)
                                                  --------------------    -----------------------    ------------------

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

         Options, warrants and unvested stock grants to purchase 3,670,076, 3,745,827, and 2,611,619 shares of Med-Design's common stock as of December 31, 2004, 2003 and 2002, respectively were not included in computing diluted earnings per share as the effect of these instruments is anti-dilutive.

11.      STOCKHOLDERS' EQUITY

         COMMON STOCK

         On March 25, 2002, Med-Design completed a private equity placement of the Company's common stock. Med-Design sold 1,326,260 shares of its common stock at a price per share of $11.31, or an aggregate of $15,000,000. The net proceeds to the Company after the issuance costs were approximately $14,200,000.

         On August 1, 2003, the Company completed a private equity placement of its common stock in which the Company sold an aggregate of 3,598,844 shares of its common stock at a price per share of $4.64, or an aggregate of $16,698,636. In addition, the Company sold to each purchaser in the private equity placement warrants to purchase an aggregate of 1,199,607 shares of its common stock. The exercise price of the warrant is $6.03 per share. The net proceeds to the Company after giving effect to issuance costs were approximately $16,000,000.

         In connection with the private equity placement, Med-Design granted the placement agent a five-year warrant to purchase 233,925 shares of Med-Design common stock at an exercise price of $6.03 per share. The fair value of this warrant was calculated as $1,055,844 using the Black-Scholes valuation model in accordance with SFAS 123 and was recorded as issuance costs.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

12.      STOCK OPTION PLANS

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

         Options granted to employees under the Stock Option Plan vest at a rate of 20% or 33 1/3% per year and expire either, in five, seven or ten years from the date of grant. Certain option grants include accelerated vesting provisions based upon achieving stock trading values or earnings per share. Options granted to Directors expire at the end of five years and vest one year from the date of grant.

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

         As of December 31, 2004 there were 24,822 shares available for future grants which may be applied to either plan.

         On October 10, 2002, Med-Design issued a stock option to purchase 29,297 shares of common stock to a consultant at an exercise price of $3.25 per share. The stock option vests as to 14,648 shares per year on each of the first two anniversaries of the date of the grant, and expires on October 10, 2007 and 2009. The stock option remained unexercised at December 31, 2004.

         On September 22, 2003, Med-Design issued a stock option to purchase 25,000 shares of common stock to a consultant at an exercise price of $4.52 per share. The option vests as to one half of the underlying shares per year on each of the first two anniversary dates and expire on September 22, 2013. The stock option remained unexercised at December 31, 2004.

         On September 22, 2003, Med-Design issued a stock option to purchase 25,000 shares of common stock to a director of the Company at an exercise price of $4.52 per share for consulting services. The stock option vests on September 22, 2009 and expires on September 22, 2013. Vesting is accelerated upon the completion of certain specific events related to the financial performance of the Company. The accelerated vesting provisions of this option have not been met. The stock based compensation expense associated with these options is amortized over the vesting period. If the provisions of the accelerated vesting are met, the option will fully vest, and Med-Design

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

12.      STOCK OPTION PLANS, CONTINUED

will recognize the remaining unamortized stock based compensation expense in the period in which full vesting occurs. The stock option remained unexercised at December 31, 2004.

         Activity under the employee stock option plans during the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                 2004                            2003                            2002
                                   -----------------------------    -----------------------------    -----------------------------
                                                        WEIGHTED                         WEIGHTED                         WEIGHTED
                                                        AVERAGE                          AVERAGE                          AVERAGE
                                                        EXERCISE                         EXERCISE                         EXERCISE
           OPTIONS                      SHARES           PRICE           SHARES           PRICE           SHARES           PRICE
---------------------------        ---------------      --------    ---------------     ---------    ---------------      --------
Granted....................                190,000       $ 1.08             327,794       $ 4.69             817,296       $ 6.68
Exercised..................                   (300)        3.25             (20,900)        1.53             (37,400)        2.19
Forfeited..................                     --           --            (146,850)       13.64             (54,320)       16.71
Expired....................                (70,749)        9.93                  --           --                  --           --
                                   ---------------      -------     ---------------     --------     ---------------      -------
Outstanding at end of
   year....................              2,104,544       $ 8.24           1,985,593       $ 8.99           1,825,549       $ 9.97
                                   ===============      =======     ===============     ========     ===============      =======
Options exercisable at
   year-end................              1,716,146       $ 8.62           1,219,114       $10.00             912,088       $ 9.56
                                   ===============      =======     ===============     ========     ===============      =======
Option price range at end
    of year................        $0.92 to $17.97                  $1.56 to $17.97                  $0.81 to $17.97
                                   ===============                  ===============                  ===============
Weighted-average fair value
   of options granted during
   year... .................                 $0.53                            $4.12                            $5.66
                                   ===============                  ===============                  ===============

The following table summarizes information regarding employee stock options outstanding at December 31, 2004:

                                           OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                         ---------------------------------------------------------    ----------------------------------

                              Number
                          Outstanding at      Weighted-Average    Weighted-Average         Number        Weighted-Average
 Range of Exercise         December 31,           Remaining           Exercise         Outstanding at        Exercise
       Prices                  2004           Contractual Life          Price         December 31, 2004       Price
---------------------    -----------------    ------------------    --------------    ------------------   -------------
   $0.92 to $3.90             693,500               7.0               $  2.59              573,500           $  2.44
   $4.14 to $8.48             515,672               6.6               $  6.29              331,341           $  6.28
  $11.01 to $17.97            895,372               2.7               $ 13.74              811,305           $ 13.95
                            ---------              ----               -------            ---------           -------
                            2,104,544               5.1               $  8.24            1,716,146           $  8.62
                            =========              ====               =======            =========           =======

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

13.      STOCK BASED COMPENSATION

         The Company entered into arrangements, subject to shareholder approval, which was obtained on August 7, 2000, for the issuance of shares of common stock, stock options and warrants to purchase shares of common stock to officers of the Company during 2000. Compensation expense in the amount of $471,898, $1,483,286, and $1,783,863 was recorded during the years ended December 31, 2004, 2003 and 2002 based on the difference between the exercise price of the options and warrants and the fair value of Med-Design's common stock on August 7, 2000 of $12.63 and calculated in accordance with the individual vesting schedules of these grants.

         In August, 2000, the Company's stockholders approved an employment contract for the Company's then Chairman and CEO, which provided for the issuance of 59,702 shares of common stock per year for the next four years totaling 238,806 shares beginning April 1, 2000 provided he remained an officer, director or consultant of the Company. The fair value of Med-Design common stock at the date of shareholder approval of this grant was $12.63 per share. Compensation expense of $274,076, $822,228 and $822,228 was recorded in 2004, 2003, and 2002, respectively, with respect to these grants.

         In November 1999, the Company approved the issuance, subject to shareholder approval, which was received in August 2000, of 200,000 shares of common stock to the then Chief Operating Officer. The stock vested at the earlier of the date when the Company's common stock traded at $22.00 or higher for 30 days or November 11, 2004 provided he had not resigned or been discharged for cause. On July 2, 2001, Med-Design stock maintained a market price of $22.00 or higher for 30 days, and this agreement was revised to provide that a third of the stock vested on August 6, 2001, and the remaining shares vested in two equal tranches on August 6, 2002 and August 6, 2003. Compensation expense of $490,974 and $841,688 was recorded in 2003 and 2002, respectively, with respect to these grants.

         On March 15, 2002, the Company issued warrants to purchase 18,000 shares of common stock at an exercise price of $12.50 per share to each of two consultants for consulting services rendered through March 15, 2005 and recorded compensation expense of $100,483, $100,483, and $79,549 during the years ended December 31, 2004, 2003, and 2002, respectively, based on the fair value of the warrants, calculated using the Black-Scholes valuation model.

         On October 10, 2002, the company issued a stock option to purchase 29,297 shares at an exercise price of $3.25 per share for consulting services to be rendered through October 10, 2004 and recorded compensation expense of $8,175, $33,084, and $17,151 during the years ended December 31, 2004, 2003 and
2002, respectively, based on the fair value of the stock option, calculated using the Black-Scholes valuation model.

         On September 22, 2003, the Company issued a stock option to purchase 25,000 shares of common stock at an exercise price of $4.52 per share to a consultant for consulting services to be rendered through September 22, 2005 and recorded compensation expense of $50,618 and $12,654 during the years ended December 31, 2004 and 2003, respectively, based on the fair value of the stock options, calculated using the Black-Scholes valuation model.

         On September 22, 2003, the Company issued a stock option to purchase 25,000 shares of common stock at an exercise price of $4.52 per share to a consultant for consulting services and recorded compensation expense of $14,462 and $3,656 during the years ended December 31, 2004 and 2003, respectively, based on the fair value of the stock options, calculated using the Black-Scholes valuation model.

         On September 22, 2003, the Company issued a stock option to purchase 5,000 shares of common stock at an exercise price of $4.52 per share to a consultant for consulting services and recorded compensation expense during the year ended December 31, 2003 in the amount of $20,247 based on the fair value of the stock options, calculated using the Black-Scholes valuation model.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

13.      STOCK BASED COMPENSATION, CONTINUED

         On October 14, 2004, the Company issued a stock option to purchase 30,000 shares of common stock at an exercise price of $0.92 per share to the Company's former Chairman and CEO and recorded compensation expense during the year ended December 31, 2004 in the amount of $24,084 based on the fair value of the stock options, calculated using the Black-Scholes valuation model.

         On October 14, 2004, the Company accelerated vesting of options to the Company's former Chairman and CEO to purchase 120,000 shares of common stock at an exercise price of $3.25 per share. The exercise price of the stock options exceeded the fair market value of the Company's stock at the date of acceleration.

14.      WARRANTS OUTSTANDING

         As of December 31, 2004 and 2003, warrants to purchase a total of 1,565,532 and 1,700,532 shares of Med-Design's common stock were outstanding with various vesting periods and expiration dates as outlined below.

         On January 21, 1999, Med-Design issued a warrant to purchase 50,000 shares of common stock at an exercise price of $3.25 to a director of the Company who was engaged to perform consulting services. The warrant was exercisable upon issuance and was exercised on January 21, 2004.

         On March 5, 1999 Med-Design issued a warrant to purchase 100,000 shares of common stock at $3.94 per share to an officer of the Company. The warrant vested on March 5, 2000 and expired on March 5, 2004. The warrant was exercised as to 25,000 shares on November 2, 2000. The remaining 75,000 unexercised warrants were cancelled upon their expiration date in 2004.

         On November 5, 1999, in connection with the acquisition of a patent, Med-Design issued a warrant to purchase 25,000 shares of common stock at an exercise price of $8.00 per share. The warrant was exercisable on or before November 5, 2004. The warrant was exercised as to 15,000 shares on July 27, 2001. The remaining 10,000 unexercised warrants were cancelled upon their expiration date in 2004.

         On February 18, 2000, the Company issued a warrant to purchase 40,000 shares of common stock to a director of Med-Design in connection with his separation from the Company. The warrant vested upon issuance, expired on February 18, 2005 and had an exercise price of $16.375. The warrant remained unexercised at December 31, 2004 and was cancelled on February 18, 2005.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

14.      WARRANTS OUTSTANDING, CONTINUED

         On April 25, 2000, Med-Design issued a warrant to purchase 66,000 shares of common stock at $11.875 per share to it's then Chief Operating Officer. The warrant vested as to 33,000 shares in November 2000 and 33,000 shares in November 2001 and was scheduled to expire on April 25, 2005. The warrant was cancelled in March 2004 due to the resignation of the officer.

         On April 25, 2000, Med-Design issued a warrant to purchase 66,000 shares of common stock at $11.875 per share to its Chief Financial Officer. The warrant vested as to 33,000 shares on November 2000 and 33,000 shares in November 2001 and expires on April 25, 2005. The warrant was exercised as to 50,000 shares on July 10, 2001. The warrant remained unexercised as to 16,000 shares at December 31, 2004.

         On March 15, 2002, Med-Design issued two warrants to purchase 18,000 shares of common stock at $12.50 per share to each of two consultants. The warrants vest one-third a year on each anniversary date for the next three years and expire on December 27, 2007. The warrants remained unexercised at December 31, 2004. The consulting service is being performed and the fair value of the warrants is being amortized over the next three years 2003, 2004 and 2005.

         On March 22, 2002, in connection with a private equity placement, Med-Design issued a warrant to purchase 40,000 shares of common stock at $14.1375 per share to the placement agent. The warrant vested immediately and expires on March 22, 2007. The warrant had a fair value of $319,604, calculated using the Black Scholes model, which was recorded as issuance costs. The warrant remained unexercised at December 31, 2004.

         On August 1, 2003, in connection with a private equity placement, Med-Design issued warrants to purchase 1,199,607 shares of common stock to investors in the private placement. The warrants vested upon issuance and expire on August 1, 2008. The exercise price of the warrants is $6.03. The warrants remain unexercised at December 31, 2004.

         On August 1, 2003, in connection with the private equity placement, Med-Design issued warrants to purchase 233,925 shares of common stock to the placement agent. The warrants have an exercise price of $6.03 and vested upon issuance. The warrants expire on August 1, 2008. The warrants had a fair value of $1,055,821, calculated using the Black Scholes model, which was recorded as issuance costs. The warrants remained unexercised at December 31, 2004.

15.      DEFINED CONTRIBUTION BENEFIT PLAN

Med-Design sponsors a 401(k) defined contribution benefit plan. Participation in the plan is available to substantially all employees. The Company makes an annual contribution of 3% of gross salaries for all eligible employees. The Company contributed $43,625 and $52,410 to the plan in 2004 and 2003, respectively. No amount was contributed in 2002.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


16.      INCOME TAXES

         The following is a summary of the components of income taxes from operations:

                                                         2004                 2003                 2002
                                                    -------------        -------------        -------------
CURRENT PROVISION
Federal....................................         $          --        $          --        $          --
State......................................                    --                   --                   --
                                                    -------------        -------------        -------------
                                                               --                   --                   --
DEFERRED TAX PROVISION (BENEFIT)
Federal....................................            (2,122,625)          (2,501,691)          (3,448,520)
State......................................              (708,818)            (277,372)          (1,329,290)
                                                    -------------        -------------        -------------
Total benefit for income taxes.............            (2,831,444)          (2,779,063)          (4,777,810)
Less: Valuation allowance..................             2,831,444            2,779,063            4,777,810
                                                    -------------        -------------        -------------
                                                    $          --        $          --        $          --
                                                    =============        =============        =============

The deferred income tax assets and liabilities recorded in the consolidated balance sheets at December 31, 2004, 2003 and 2002 are as follows:

                                                         2004                 2003                 2002
                                                    ------------          -----------          -----------
ASSETS

Operating loss carryforwards................         $18,496,195          $15,778,858          $12,411,976
Research and development tax credits........             544,658              492,317              474,049
Amortization................................           1,423,305            1,119,965              641,813
Deferred compensation expense...............             873,215              667,939            1,276,106
Other.......................................            (878,792)            (431,941)              94,131
                                                    ------------          -----------          -----------
Total deferred tax assets...................          20,458,581           17,627,138           14,898,075

Valuation allowance.........................         (20,458,581)         (17,627,138)         (14,898,075)
                                                    ------------          -----------          -----------

Net deferred tax assets (liabilities).......        $         --          $        --          $        --
                                                    ============          ===========          ===========

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

16.      INCOME TAXES, CONTINUED


         At December 31, 2004, the Company had a federal net operating loss carry forward of approximately $57 million which will expire in the years 2011 through 2023. At December 31, 2004, the Company had a net operating loss for state purposes of approximately $54 million, which began expiring in 2004 and will continue to expire through 2012.

         Included in the net operating loss carryforward is certain option and warrant exercises that total approximately $14.0 million gross at December 31, 2004. However, these benefits were deferred because the Company is in a net operating loss position. Such benefits will be credited to additional paid-in capital in the year in which the benefits are realized.

         In addition, the Company experienced an ownership change in accordance with Internal Revenue Code Section 382 in 1997. Losses incurred through January 23, 1997 amounting to $4.9 million are generally limited in their utilization to $1.7 million per year. It is possible that recent ownership changes may result in further limitations under Section 382.

         The Company has unused research and development tax credits in the amount of $0.53 million which will expire in the years 2011 through 2023.

         A reconciliation of the Federal statutory rate (34%) to the effective tax rate is as follows:

                                                        2004                 2003                  2002
                                                    -----------          ------------          -----------
Tax at U.S. statutory income tax rate......          (2,082,328)          (2,046,884)           (2,705,872)
True-up of net operating losses - relating                   --                   --              (742,648)
   to stock based compensation.............
Other......................................             (40,297)            (454,808)                   --
Increase in Valuation Allowance............           2,122,625            2,501,692             3,448,520
                                                    -----------          -----------           -----------
                                                    $        --          $        --           $        --
                                                    ===========          ===========           ===========

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

17.      RELATED PARTY TRANSACTIONS

         During 2004, 2003, and 2002, the Company paid $18,335, $22,717, and
$26,610, respectively, for legal services to a firm, of which a partner is a director, officer, and stockholder of Med-Design.

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

         On April 25, 2003, the Company entered into a new employment agreement with Mr. Simpson following his resignation as director and officer of the Company as of March 13, 2003. The initial term of the agreement was from March 20, 2003 through July 15, 2003. Under the agreement, Mr. Simpson was to receive total compensation of $45,538 for the initial period of the agreement. Total compensation for the initial period was increased on June 10, 2003 by $14,230 for a total of $60,480. In addition, the new employment agreement provided for the deferral, until termination of the agreement, of the $46,250 in severance that Mr. Simpson was entitled to under his previous employment agreement. On July 14, 2003, the Company extended the agreement with Mr. Simpson to August 15, 2003. Following termination of the agreement on August 15, 2003, the Company began making payments to Mr. Simpson of the severance amounts (which payments were required to be made in equal monthly installments through December 15,
2003).

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

         On September 9, 2003, the Company filed a registration statement covering the resale of the shares of its common stock by a number of its security holders. Such registration statement includes the 66,666 shares of Med-Design common stock held by Mr. Simpson.

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

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

         On February 26, 2004, Mr. Simpson advised the Company that he is unable to fulfill his obligations under the New Note. The Company therefore recorded a charge at December 31, 2003 of $250,000 plus accrued interest of $28,925 as a bad debt expense. On October 29, 2004, the Company was advised that Mr. Simpson had filed for Chapter 7 bankruptcy.

         Mr. Simpson was issued a credit card in the Company's name during his tenure as an executive officer of the Company. Mr. Simpson was authorized to use the credit card for expenses incurred in connection with the performance of his duties as an executive officer of the Company. When Mr. Simpson resigned, a balance of approximately $14,000 remained on the credit card that did not relate to Company duties which Mr. Simpson refused to pay same. The Company received notice of this claim and has settled with the credit card company.

18.      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The carrying value of long term payable is reported at discounted fair value based on current market interest rates.

19.      QUARTERLY INFORMATION (UNAUDITED)

                                                                             QUARTER ENDED
                                                    ------------------------------------------------------------------
2004                                                 MARCH 31          JUNE 30          SEPTEMBER 30       DECEMBER 31
----                                                -----------      -----------        -------------      -----------
Revenue.......................................          $89,511         $369,330             $489,474         $825,192

Operating loss................................      ($1,623,576)     ($1,553,418)         ($1,525,619)     ($1,622,868)

Net loss......................................      ($1,435,935)     ($1,444,164)         ($1,740,334)     ($1,540,915)

Basic and diluted loss per share..............           ($0.09)          ($0.09)              ($0.10)          ($0.09)

                                                                             QUARTER ENDED
                                                    ------------------------------------------------------------------
2003                                                 MARCH 31          JUNE 30          SEPTEMBER 30       DECEMBER 31
----                                                -----------      -----------        -------------      -----------

Revenue........................................         $39,091          $42,145             $140,135         $605,354

Operating loss.................................     ($1,909,624)     ($1,761,906)         ($1,710,535)     ($1,357,766)

Net loss.......................................     ($1,756,269)     ($1,590,436)         ($1,472,680)     ($1,227,104)

Basic and diluted loss per share...............          ($0.14)          ($0.13)              ($0.10)          ($0.05)

            Quarterly computations of loss per share amounts are made independently. Therefore, the sum of the per share amounts for the quarter may not agree with the per share amounts for the year.