Form 10-Q
period 2005-03-31
MED-DESIGN CORP
filed 2005-05-10
CIK 943736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                         Commission file number 0-25852
                                                -------

                           THE MED-DESIGN CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                        23-2771475
--------------------------------               ---------------------------------
(State or other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

             2810 Bunsen Avenue, Ventura, CA             93003
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

                                 Yes |X| No |_|

On May 9, 2005, 16,749,486 shares of the registrant's common stock, $.01 par value, were outstanding.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                        Page Number
                         PART I - FINANCIAL INFORMATION

Item 1-  Financial Statements

           Consolidated Balance Sheets as of March 31, 2005 (unaudited) and
           December 31, 2004 .........................................................        3

           Consolidated Statements of Operations (unaudited) for the
           three months ended March 31, 2005 and 2004.................................        4

           Consolidated Statements of Comprehensive Loss (unaudited) for the three
           months ended March 31, 2005 and 2004.......................................        5

           Consolidated Statements of Cash Flows (unaudited) for the three months
           ended March 31, 2005 and 2004..............................................        6

           Notes to Consolidated Financial Statements (unaudited).....................        7

Item 2-  Management's Discussion and Analysis of Financial Condition and Results
         of Operation.................................................................       14

Item 3-  Quantitative and Qualitative Disclosure About Market Risk....................       16

Item 4-  Controls and Procedures......................................................       16

                           PART II - OTHER INFORMATION

Item 6-  Exhibits.....................................................................       17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                               March 31,
                                                                                 2005         December 31,
                                                                              (Unaudited)         2004
                                                                             ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $2,007,913       $3,964,388
   Available-for-sale securities                                               10,628,230       10,635,882
   Trade receivables                                                              483,016          386,979
   Inventory                                                                      441,861           39,250
   Prepaid expenses and other current assets                                       98,595          236,265
                                                                             ------------     ------------
        Total current assets                                                   13,659,615       15,262,764

   Property, plant, and equipment, net of accumulated depreciation
     of $1,401,182 and $1,573,875, respectively                                   235,091          714,477
   Patents, net of accumulated amortization of $1,099,391 and $1,046,700,
     respectively                                                               1,776,209        1,816,760
   Investment in acquired license rights                                        6,051,671        6,150,879
   Goodwill                                                                       232,053          232,053

                                                                             ------------     ------------
   Total assets                                                               $21,954,639      $24,176,933
                                                                             ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term payable                                       $250,000         $250,000
   Accounts payable                                                               349,770          458,122
   Accrued compensation and benefits                                              111,296          111,912
   Accrued professional fees                                                      135,345          325,000
   Other accrued expenses                                                          17,623           68,742
                                                                             ------------     ------------

        Total current liabilities                                                 864,034        1,213,776
                                                                             ------------     ------------
   Long-term payable, less current maturities                                     464,852          456,342

Commitments and Contingencies (Note 4)

Stockholders' equity
   Preferred stock, $.01 par value, 5,000,000 shares authorized;
     No shares outstanding at March 31, 2005 and December 31, 2004                     --               --
   Common stock, $.01 par value, 30,000,000 shares authorized;
      16,749,486 shares issued and outstanding at March 31, 2005 and
      December 31, 2004, respectively                                             167,495          167,495
   Additional paid-in capital                                                  71,954,814       71,917,610
   Accumulated deficit                                                        (51,213,051)     (49,441,079)
   Accumulated other comprehensive (loss) income                                 (283,505)        (137,211)
                                                                             ------------     ------------
Total stockholders' equity                                                     20,625,753       22,506,815
                                                                             ------------     ------------
Total liabilities and stockholders' equity                                    $21,954,639      $24,176,933
                                                                             ============     ============

   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                      2005               2004
Revenue
   Product sales                                      $502,374           $2,880
   Licensing revenue                                   174,190           86,631
                                                  ------------     ------------

Total Revenue                                          676,564           89,511

  Product costs                                        719,258            2,729
  General and administrative                         1,143,688        1,351,502
  Research and development                             221,991          358,901
                                                  ------------     ------------
  Total operating expenses                           2,084,937        1,713,132

  Loss from operations                              (1,408,373)      (1,623,621)
  Interest expense                                      (8,510)             (36)
  Investment income                                    130,261          193,352
  Realized gain (loss) on investments                  (20,953)          (5,629)
   Write-off of fixed assets                          (464,398)              --
                                                  ------------     ------------
Net loss                                           ($1,771,973)     ($1,435,934)
                                                  ============     ============

Basic and diluted loss per
  common share                                          ($0.11)          ($0.09)

Basic and diluted weighted average
  common shares outstanding                         16,749,486       16,604,217

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                      2005             2004
                                                  ------------     ------------

Net loss                                           ($1,771,973)     ($1,435,934)

Other comprehensive gain (loss):

Unrealized holding gain (loss) on
   securities                                         (146,294)         126,629
                                                  ------------     ------------
Comprehensive loss                                 ($1,918,267)     ($1,309,305)
                                                  ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                  2005             2004
                                                              ------------     ------------
Cash flows from operating activities:
Net loss                                                       ($1,771,973)     ($1,435,934)
Adjustments to reconcile net loss to net cash used in
  operating activities:
      Depreciation and amortization                                205,608          116,024
      Amortization of discount on long-term payables                 8,510               --
      Loss (gain) on sale of available-for-sale securities          20,954            5,629
      Loss on disposal of fixed assets                             464,398               --
      Stock-based compensation                                      37,204          233,130
      Changes in operating assets and liabilities:
        Trade receivables                                          (96,037)         566,621
        Inventory                                                 (402,611)              --
        Prepaid expenses and other current assets                  137,671          101,526
        Accounts payable                                          (108,352)         (99,104)
        Accrued expenses                                          (241,391)         (72,074)
                                                              ------------     ------------
      Net cash used in operating activities                     (1,746,019)        (584,182)
                                                              ------------     ------------

Cash flows from investing activities:
   Purchases of property and equipment                             (38,720)          (2,509)
   Additions to patents                                            (12,141)         (95,417)
   Investment in available-for-sale securities                  (1,072,239)        (101,031)
   Sale of available-for-sale securities                           912,643        5,455,197
                                                              ------------     ------------
      Net cash provided by (used in) investing activities         (210,457)       5,256,240
                                                              ------------     ------------
Cash flows from financing activities:
   Capital lease payments                                               --             (692)
   Warrants and stock options exercised                                 --          137,180
                                                              ------------     ------------

      Net cash provided by financing activities                         --          136,488
                                                              ------------     ------------

Increase (decrease) in cash                                     (1,956,476)       4,808,546
Cash and cash equivalents, beginning of period                   3,964,388        5,198,837
                                                              ------------     ------------
Cash and cash equivalents, end of period                        $2,007,913      $10,007,383
                                                              ============     ============
Cash paid during the period:
   Interest paid                                                        --               36
   Taxes paid                                                        3,075            5,245

Noncash investing and financing activities:
   Change in unrealized loss on available-for-sale
   securities                                                     $146,294         $126,629

                 The accompanying notes are an integral part of
                           these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited consolidated financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context indicates, the "Company" or "Med-Design") and its wholly-owned subsidiaries. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2004 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of March 31, 2005, the results of the Company's operations and comprehensive loss for the three-month period ended March 31, 2005 and 2004 and cash flows for the three-month period ended March 31, 2005 and 2004. The results of operations for the three -month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the applicable requirements of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the Company's audited financial statements, which were included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of The Med-Design Corporation and its wholly-owned subsidiaries, MDC Investment Holdings, Inc. and MDC Research Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts from prior years have been reclassified for comparability.

Cash and Cash Equivalents

      Med-Design considers all bank depository cash accounts with initial maturities of three months or less to be cash equivalents.

Available-for-Sale Securities

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

Property, Plant and Equipment

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

Segment Reporting

      Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. The Company has one business segment, which consists of the design, development and licensing and contract manufacture of safety medical devices.

Impairment of Long-Lived Assets

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

Patents

      Patents, patent applications, and patent rights are stated at acquisition costs. Amortization of patents is recorded by the straight-line method over the estimated useful lives of the patents, not to exceed the legal life.

Investment in Acquired License Rights

      On April 1, 2004, Med-Design acquired the assets of the Safety Huber Needle business of Luther Needlesafe Products, Inc., which has been accounted for as an acquisition of a business in accordance with SFAS No. 141 with the guidance in "EITF 98-3", Determining Whether a Non-monetary Transaction Involves Receipt of Production Assets or of a Business. The Company amortizes acquired license rights over 16 years, which represents both the term of the underlying sublicense agreement and expiration date of the related patent.

Goodwill Resulting from Business Acquisition

      The Company accounts for goodwill in accordance with SFAS No. 142. SFAS No. 142 addresses the accounting and reporting of goodwill subsequent to its acquisition. SFAS No. 142 provides that goodwill will no longer be amortized. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.

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

      Revenues from the sale of the Safety Dental Needle are recorded upon acknowledgement of receipt of the product by our distributor, Sultan Chemists as title and risk of loss remain with the Company until acknowledgement of receipt by Sultan Chemists.

      Revenues from the sale of the Safety Huber Needle are recorded upon shipment of the product to the Company's distributor as title and risk of loss transfer upon shipment.

      Sales returns and allowances are recorded as an adjustment of revenue when they occur. Med-Design historically has experienced an immaterial number of returns and does not believe that experience affects its revenue recognition at this time.

Accounts Receivable

      Med-Design does not believe an allowance for doubtful accounts is necessary. Historically, the Company has collected 100% of its outstanding receivables. The majority of Med-Design's receivables have historically been related to royalty revenue with manufacturing companies and large distributors that have substantial financial means and a history of timely payment to the Company.

Product Cost

      Product cost includes direct expenditures for material, packaging, sterilization, freight, amortization of investment in acquired license rights and consulting expense related to the acquisition of the Safety Huber Needle business. The Company also allocates a portion of its overhead (labor, use of facilities and depreciation) to product cost.

Income Taxes

      Med-Design accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded for deferred tax assets where it appears more likely than not that the Company will not be able to recover the deferred tax asset.

Research and Development

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

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                              Three Months Ended
                                                                   March 31,
                                                             2005            2004
                                                         ------------    ------------
        Net loss - as reported                            ($1,771,973)    ($1,435,934)
        Add: stock-based employee compensation
                expense included in reported net loss          37,204         233,130
        Deduct: total stock-based employee
                compensation expense determined
                under fair-value based method for all
                awards                                       (227,298)       (484,117)
                                                         ------------    ------------
        Net loss - pro forma                              ($1,930,328)    ($1,686,921)
                                                         ------------    ------------
        Net loss per share:

        Basic & diluted loss per share - as reported           ($0.11)         ($0.09)
        Basic & diluted loss per share - pro forma             ($0.12)         ($0.10)

      In August 2000 and March and November 2002, the Company entered into several equity arrangements with officers and consultants of the Company involving grants of stock options and warrants to purchase common stock. The Company recorded compensation expense in the amount of $37,204 and $233,130 in connection with these transactions for the three months ended March 31, 2005 and March 31, 2004, respectively, to reflect partial vesting of the grants.

2.    Investment in Acquired License Rights

Acquisition of a Business

      On April 1, 2004, the Company acquired the assets of the Safety Huber Needle business of Luther Needlesafe Products, Inc. The Company paid $5.6 million in cash, $250,000 in the Company's common stock (67,094 shares valued at $3.73 per share, which was the average of the reported closing prices of the Company's common stock on the Nasdaq National Market for the 10 trading days preceding the date of the acquisition) and $750,000 to be paid in cash or, at the Company's option, in the Company's common stock over the next three years. The three year payment arrangement was valued at its discounted present value of $680,812. The purchase price of the acquired business was thus $6,840,958, inclusive of costs related to the acquisition of $301,240. Results of operations for the Safety Huber Needle business are included in the Company's income statement effective April 1, 2004. See also Note 4.

Safety Huber Needle Business Transaction Summary

Purchase price:
  Cash                                                               $ 5,901,240
  Stock                                                                  250,000
  Liability--additional purchase consideration                           680,812
                                                                     -----------
                                                                     $ 6,832,052
                                                                     ===========
Allocated as follows:

  Inventory                                                          $    90,000
  Property and equipment                                                  61,498
  Acquired license rights                                              6,448,501
  Goodwill                                                               232,053
                                                                     -----------
                                                                     $ 6,832,052
                                                                     ===========

The acquired license rights are being amortized over the remaining patent life of approximately 16 years. The life of the patent is also the life of the sublicense agreement. Goodwill is expected to be a non taxable deduction.

      The following unaudited pro forma financial information presents the combined results of operations of the Company and the Safety Huber Needle business for the three months ended March 31, 2004 as if the acquisition had occurred on January 1, 2004.

                   UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                                    Historical
                                          ------------------------------
                                                               Safety
                                          The Med-Design    Huber Needle     Pro Forma             Pro
                                           Corporation        Business      Adjustments           Forma
                                          --------------    ------------    ------------       ------------
Revenue                                         $89,511         $257,404             $--           $346,915

Net loss                                    ($1,435,934)     ($2,432,461)     $1,857,632(a)     ($2,010,763)
                                           ============     ============    ============       ============

Basic and diluted loss per common share          ($0.09)                                             ($0.12)

Basic and diluted weighted average
common shares outstanding                    16,604,217                           67,094         16,671,311

(a) Net loss was adjusted for pro forma purposes to recognize the effect of the difference between historical costs of the business and the costs attributable to the recorded values of assets and liabilities following the acquisition. Those net loss decreases (increases) were:

                        Executive Bonuses          $1,992,000(1)
                Depreciation/Amortization            (125,858)
                         Interest Expense              (8,510)
                                                -------------
                                                   $1,857,632
                                                =============

1) Represents bonuses to Luther executives resulting from the disposition of the assets related to the Safe-Step(R) Safety Huber Needle business.

3.    Basic and Diluted Loss per Share

      Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Options and warrants to purchase 3,958,425 shares of common stock as of March 31, 2005 and 3,600,527 shares of common stock as of March 31, 2004 were not included in computing diluted earnings per share as the effect was anti-dilutive.

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

      On October 14, 2004 James M. Donegan resigned as President and Chief Executive Officer of Med-Design. Mr. Donegan and the Company executed a Separation Agreement and Release on October 14, 2004. Pursuant to the agreement, Mr. Donegan will make himself available on a part-time basis for consultation with the Company. The Company will pay Mr. Donegan an aggregate severance of $497,275 of which $346,304 will be paid in bi-weekly installments from October 14, 2004 through November 15, 2005 and the remaining balance of $150,971 will be paid in bi-weekly installments from November 15, 2005 to November 14, 2006. In addition, until November 15, 2005, the Company will provide medical and life coverage for Mr. Donegan or, if such coverage is not permitted or would affect the tax status of the plans, the Company will pay any required premiums under the Consolidated Omnibus Budget Reconciliation Act (COBRA). Amounts are paid and expensed as services are provided. The Company also accelerated vesting of options to purchase 120,000 shares of Company common stock at an exercise price of $3.25 per share, and granted options to purchase 30,000 shares of common stock at an exercise price of $0.92 per share. The Company also agreed to continue to pay, through April 30, 2005, $2,500 per month to cover Mr. Donegan's rent and utilities, and agreed to provide all benefits accrued or earned as of the date of the agreement.

5.    Related Party Transactions

      For the three months ended March 31, 2005 and 2004, the Company paid $5,945 and $5,425, respectively, for legal services to a firm, of which a partner is a director, officer and stockholder of Med-Design.

6.    Warrants Outstanding

      As of March 31, 2005 and 2004, warrants to purchase a total of 1,525,532 and 1,575,532 shares of Med-Design's common stock, respectively, were outstanding with various vesting and expiration periods.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements within the meaning of the "safe harbor" provisions of The Private Securities Litigation Reform Act of 1995 that address, among other things, demand for certain of our products; the generation of royalty revenues from our licensees; and sufficiency of available resources to fund operations. We generally identify forward looking statements in this report using words like "believe," "anticipate," "will," "expect," "may," "could," "intend" or similar statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including continued growth in sales of the Safe-Step(R) Safety Huber Needle, lack of demand or low demand for our products or for safety products generally; a determination of our licensees to focus their marketing efforts on products other than those licensed from us; delays in introduction of products licensed by us due to manufacturing difficulties or other factors; our inability to license or enter into joint venture or similar arrangements regarding our other products and other factors discussed in this report generally and in our Annual Report on Form 10-K for the year ended December 31, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Overview

      Reference is made to the "Overview" section in our Annual Report on Form 10-K for the year ended December 31, 2004. The following discussion supplements the discussion in the Form 10-K "Overview" under the caption "Revenue Growth."

      We acquired the assets of the Safety Huber Needle business of Luther Needlesafe Products, Inc. ("Luther") on April 1, 2004. The Safe-Step(R) Safety Huber Needle, the version of the Safety Huber Needle product marketed by us and used for the delivery of chemotherapeutic agents, was launched in the U.S. in October 2003. Revenue from the sales of this product for the three months ended March 31, 2005 was $501,654, an increase of $88,164 from the previous fiscal quarter ended December 31, 2004. We are optimistic that we will realize continued growth in sales of the Safety Huber Needle in future quarters.

      We continue to generate revenue from the licensing of our product technologies to Becton Dickinson and Company ("BD"). Revenues are increasing but still remain below our expectations. We are hopeful that the trend of increasing revenues will continue.

      Revenue from the sale of the 1Shot(TM) Safety Dental Syringe has never been meaningful. We have assessed the position of this product in the marketplace and our relationship with the exclusive distributor of the product, Sultan Chemists, and have determined to discontinue production of the product and exit the business. This decision resulted in the write-off of equipment of $464,000 and inventory of $194,000 which we recorded during the three-month period ended March 31, 2005.

      Revenue from the sales of the Safety Seldinger Device has also been limited. We licensed to Enpath Medical, Inc. the Safety Seldinger Device for venous access applications and subsequently for arterial access applications. On December 29, 2004, we entered into Addendum Number Two to the Development and Licensing Agreement with Enpath Medical to eliminate the minimum purchase amount required in 2004 for Enpath to maintain exclusivity under the agreement. We are currently negotiating for the potential purchase of Enpath's safety needle business. Revenue for the Safety Seldinger Device for the three months ended March 31, 2005 was nominal and is not expected to increase.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2005 and 2004

      Revenue for the three months ended March 31, 2005 was $676,564, compared to revenue of $89,511 for the corresponding period in 2004. Revenue for the three months ended March 31, 2005 included $501,654 of sales of the Safe-Step(R) Safety Huber Needle and royalty payments of $174,190 under our licensing agreements.

      Product costs for the three months ended March 31, 2005, which consisted of direct and indirect costs related to our contract manufactured products were $719,258, and included the amortization of the investment in acquired licensed products of $99,208, consulting expense of $25,000, and an inventory write down of obsolete inventory of $224,312 primarily related the 1Shot(TM) Safety Dental Syringe. Product costs increased by $716,529 for the quarter compared to the corresponding period in 2004 primarily due to increased sales volume of the Safe-Step(R) Safety Huber Needle and the inventory write down.

      General and administrative expenses for the three months ended March 31, 2005 were $1,143,688, a decrease of $207,814 as compared to general and administrative expenses of $1,351,502 for the corresponding period in 2004. The decrease in general and administrative expenses was primarily due to a reduction in legal expense of approximately $33,000, travel related expenses of approximately $49,000 and stock based compensation of approximately $195,000, offset by an increase in business taxes of approximately $56,000.

      Research and development expenses for the three months ended March 31, 2005 were $221,991, a decrease of $136,910 as compared to research and development expenses of $358,901 for the corresponding period in 2004. The decrease in research and development expenses was due primarily to a reduction in expenditures for employee compensation.

      The Company decided to discontinue production of the 1 Shot Safety Dental Syringe. As a result, equipment of $464,398 was written off during the quarter.

Liquidity and Capital Resources

      At March 31, 2005, cash, cash equivalents and available-for-sale securities totaled $12,636,143 as compared to $14,600,270 at December 31, 2004, a decrease of $1,964,127 or approximately 13%. The decrease is primarily due to operating losses of $1,771,973 and the purchase of raw materials inventory related to the Safe-Step(R) Safety Huber Needle. Previously, we purchased only finished inventory from our supplier, but during the first quarter of 2005, we determined to begin purchasing raw materials and provide them to our supplier.

      For the three months ended March 31, 2005, our net cash used in operating activities was $1,746,019, principally reflecting our net loss of $1,771,973. Our cash position was also adversely affected by a $402,611 increase in inventory and the purchase of property and equipment for $38,720.

      At March 31, 2005, we had a $3,000,000 revolving line of credit at Wachovia Bank under which borrowings would be collateralized by substantially all of our assets. This facility can be used to fund working capital needs and finance capital equipment purchases; however, advances for capital equipment financing may not exceed $600,000. Any borrowings to meet working capital needs will bear interest at LIBOR plus 2.25%, while borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. There are no amounts outstanding under this facility and there is no assurance that we will be successful in negotiating a continuation of the availability of the line of credit or terms that will be available to us. The Wachovia facility expires on May 31, 2005.

      On March 29, 2005, we established an additional revolving line of credit under which we may borrow up to $3,000,000 with U.S. Bank. The facility is collateralized by our investments in U.S. Bank. Any borrowing would bear interest at LIBOR plus 1.75%. There are no financial covenants. The facility expires on March 29, 2006 and there is no assurance that we will be successful in negotiating a continuation of the availability of the line of credit or terms that will be available to us. There are no amounts outstanding under this facility.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      There were no amounts outstanding under either of our revolving lines of credit at March 31, 2005. If we were to borrow under either of our credit facilities, borrowings would bear interest at a rate equal to LIBOR plus 1.75% or 2.25% or the prime rate plus 2.5%, depending upon the facility used and the purpose for the borrowing. As a result, any such borrowings would be subject to the fluctuations in the market which affect LIBOR or the prime rate, respectively.

      We invest a portion of excess cash in marketable securities in accordance with our investment guidelines as approved by our Board of Directors. These investments are in highly liquid, low risk securities where our risk of loss is at a minimum.

Item 4. Controls and Procedures

      (a)   Evaluation of Disclosure Controls and Procedures

      Our management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Acting Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Item 6. Exhibits

      (a)   Exhibits

            31.1 Certification of the Acting Chief Executive Officer required under Rule 13a-14(a) of the Securities Exchange Act of 1934

            31.2 Certification of the Chief Financial Officer required under Rule 13a-14(a) of the Securities Exchange Act of 1934

            32.1 Certification of the Acting Chief Executive Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934

            32.2 Certification of the Chief Financial Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934

                                   Signatures

Pursuant to with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               The Med-Design Corporation

Date: May 9, 2005                              DAVID R. DOWSETT
                                               ---------------------------------

                                               David R. Dowsett
                                               Acting Chief Executive Officer

                                               LAWRENCE D. ELLIS
                                               ---------------------------------
                                               Lawrence D. Ellis
                                               Chief Financial Officer

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