Form 10-K/A
period 2004-12-31
MED-DESIGN CORP
filed 2005-05-11
CIK 943736

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No.2)

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

       Registrant's telephone number, including area code: (805) 339-0375

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on which registered
---------------------------        ---------------------------------------------
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

                                Explanatory Note

      This amendment is being filed to indicate the execution of "MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING."

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

      The Company lacked effective controls over the processes and procedures involved in the application of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("FAS 144") in connection with the Company's evaluation of the recoverability of acquired license rights. Specifically, in applying the impairment test for a long lived asset to be held and used, namely the acquired license rights, the Company analyzed future cash flows over a period that was less than the estimated useful life of the asset. Paragraph 18 of FAS 144 requires that the impairment test be based on estimated useful life of the asset. The misapplication was identified by the Company's independent registered public accountants as part of the year-end audit. As a result, the Company recorded adjustments in the consolidated financial statements for the year ended December 31, 2004 to reverse a previously recorded impairment charge. The adjustment related to the fourth quarter of 2004 and did not affect prior periods.

      The Company's independent auditors, BDO Seidman, LLP, have audited management's assessment of the Company's internal control over financial reporting. Their opinions on management's assessment and the effectiveness of the Company's internal control over financial reporting appear on the following page of this report.


DAVID R. DOWSETT                                     LAWRENCE D. ELLIS
Acting Chief Executive Officer                       Chief Financial Officer

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

Los Angeles, California
May 2, 2005

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

3. List of Exhibits. The following is a list of exhibits filed as part of this Amendment No. 2. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

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

23.1(16)(17)      Consent of BDO Seidman, LLP

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

(17)  Incorporated by reference to Form 10-K/A filed on May 2, 2005.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 THE MED-DESIGN CORPORATION
Dated:  May 10, 2005

                                                 By:  JOSEPH N. BONGIOVANNI, III
                                                 -------------------------------
                                                 Joseph N. Bongiovanni, III
                                                 Vice President and Secretary