Form 10-Q
period 2005-06-30
MED-DESIGN CORP
filed 2005-08-09
CIK 943736

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
Yes ☑            No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑            No ☐
On August 5, 2005, 16,749,486 shares of the registrant’s common stock, $.01 par value, were outstanding.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
THE MED-DESIGN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,992,298	$3,964,388
Available-for-sale securities	9,515,996	10,635,882
Trade receivables	587,296	386,979
Inventory, net	391,094	39,250
Prepaid expenses and other current assets	164,603	236,265

Total current assets	12,651,287	15,262,764

Property, plant, and equipment, net of accumulated depreciation of $1,423,209 and $1,573,875 at June 30, 2005 and December 31, 2004, respectively	228,584	714,477
Patents, net of accumulated amortization of $1,152,376 and $1,046,700 at June 30, 2005 and December 31, 2004, respectively	1,771,966	1,816,760
Investment in acquired license rights	5,962,463	6,150,879
Goodwill	232,053	232,053

Total assets	$20,836,354	$24,176,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term payable	$250,000	$250,000
Accounts payable	252,405	458,122
Accrued compensation and benefits	158,450	111,912
Accrued professional fees	141,503	325,000
Other accrued expenses	25,290	68,742

Total current liabilities	827,648	1,213,776

Long-term payable, less current maturities	220,663	456,342

Total liabilities	1,048,311	1,670,118

Commitments and Contingencies (See Footnote 5)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,700,000 shares authorized; No shares outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 16,749,486 shares issued and outstanding as of June 30, 2005 and December 31, 2004	167,495	167,495
Additional paid-in capital	71,971,084	71,917,610
Accumulated deficit	(52,165,109)	(49,441,079)
Accumulated other comprehensive loss	(185,427)	(137,211)

Total stockholders’ equity	19,788,043	22,506,815

Total liabilities and stockholders’ equity	$20,836,354	$24,176,933

The accompanying notes are an integral part of these financial statements.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue
Product sales	$527,294	$292,112	$1,029,668	$294,992
Licensing revenue	222,304	77,218	396,494	163,849
Product development	50,000	—	50,000	—

Total Revenue	799,598	369,330	1,476,162	458,841

Product costs	487,945	316,791	1,207,203	319,521
General and administrative	1,060,297	1,304,600	2,203,984	2,656,056
Research and development	265,732	301,357	487,723	660,258

Total operating expenses	1,813,974	1,922,748	3,898,910	3,635,835

Loss from operations	(1,014,376)	(1,553,418)	(2,422,748)	(3,176,994)
Interest expense	(6,223)	(9,000)	(14,733)	(9,000)
Investment income	108,194	118,254	238,455	305,894
Realized gain (loss) on investments	(39,653)	—	(60,608)	—
Write-off of fixed assets	—	—	(464,397)	—

Net loss	$(952,058)	$(1,444,164)	$(2,724,031)	$(2,880,100)

Basic and diluted loss per common share:

Basic and diluted loss per common share	$(0.06)	$(0.09)	$(0.16)	$(0.17)

Basic and diluted weighted average common shares outstanding	16,749,486	16,748,093	16,749,486	16,675,980
The accompanying notes are an integral part of these consolidated financial statements.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(952,058)	$(1,444,164)	$(2,724,031)	$(2,880,100)

Other comprehensive income (loss):

Unrealized gains (losses) on securities	98,078	(534,092)	(48,216)	(407,380)

Comprehensive loss	$(853,980)	$(1,978,256)	$(2,772,247)	$(3,287,480)

The accompanying notes are an integral part of these consolidated financial statements.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,724,031)	$(2,880,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	379,827	327,168
Amortization of discount on long-term payable	14,321	—
Loss on sale of available-for-sale securities	60,608	50,410
Loss on disposal of fixed assets	464,397	—
Reserve for excess inventory	34,035	—
Stock-based compensation	53,474	361,762
Changes in operating assets and liabilities net of effect from acquired business:
Trade receivables	(200,317)	370,425
Inventory	(385,879)	(165,244)
Prepaid expenses and other current assets	71,662	(210,402)
Accounts payable	(205,717)	157,768
Accrued compensation, benefits, professional fees and other accrued expenses	(180,411)	67,714

Net cash used in operating activities	$(2,618,031)	$(1,920,499)

Cash flows from investing activities:
Purchases of property, plant and equipment	(54,240)	(32,238)
Additions to patents	(60,882)	(157,402)
Investment in available-for-sale securities	(1,442,895)	(941,462)
Sale of available-for-sale securities	2,453,958	7,729,962
Purchase of acquired license rights	—	(5,910,146)

Net cash provided by investing activities	895,941	688,714

Cash flows from financing activities:
Capital lease payments	—	(1,403)
Warrants and stock options exercised	—	163,475
Payment of long-term payable	(250,000)	—

Net cash provided by (used in) financing activities	(250,000)	162,072

Decrease in cash	(1,972,090)	(1,069,713)
Cash and cash equivalents, beginning of period	3,964,388	5,198,837

Cash and cash equivalents, end of period	$1,992,298	$4,129,124

Cash paid during the period:
Interest paid	$412	$52
Taxes paid	85,675	11,345

Noncash investing and financing activities:
Change in unrealized loss on available-for-sale securities	$(48,216)	$(407,380)

Acquired business (See Footnote 2)
Cash paid	$—	$5,910,146
Non-cash consideration:
Stock issued	—	250,000
Liability – additional purchase consideration	—	680,812

Total fair market value	$—	$6,840,958

The accompanying notes are an integral part of these financial statements.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Significant Accounting Policies
     The accompanying unaudited consolidated financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context indicates, the “Company” or “Med-Design”) and its wholly-owned subsidiaries. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2004 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of June 30, 2005, the results of the Company’s operations and comprehensive loss for the three and six month periods ended June 30, 2005 and 2004 and cash flows for the six-month periods ended June 30, 2005 and 2004. The results of operations for the six-month period ended June 30, 2005 is not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the applicable requirements of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements, which were included as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
Available-for-Sale Securities
     Med-Design’s investments are classified as available-for-sale securities and accordingly, any unrealized holding gains or losses, net of taxes, are excluded from income and recognized as a separate component of stockholders’ equity until realized. Investments in marketable securities are made consistent with Med-Design’s investment guidelines as developed by management and approved by the Board of Directors. Available-for-sale securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of “Accumulated other comprehensive income (loss)” in stockholders’ equity.
     The Company records an impairment charge when it believes an investment has experienced a decline in value that is other than temporary. In determining if a decline in market value below cost for a publicly traded security is other than temporary, the Company evaluates the relevant market conditions, offering prices, trends of earnings, price multiples and other key measures. When a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period to the extent of the decline below the carrying value of the investment. Factors involved in the determination of potential impairment include fair value as compared to amortized cost, length of time the fair value has been below amortized cost, creditworthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer’s capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and the Company’s intent and ability to hold the security until the market value recovers.

     Adverse changes in market conditions or poor operating results of underlying investments could result in additional other than temporary losses in future periods.
Property, Plant and Equipment
     Property, plant and equipment are carried at cost. Significant additions or improvements extending the assets’ useful lives are capitalized. When property, plant and equipment are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and the resulting gain or loss recognized.
     Depreciation is computed by the straight-line method, utilizing rates based upon the estimated service life of the various classes of assets. Leasehold improvements are depreciated over the remaining lease term or asset life if shorter.
Segment Reporting
     Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information” requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. The Company has one business segment, which consists of the design, development, licensing and contract manufacture of safety medical devices.
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
Investment in Acquired License Rights
     On April 1, 2004, Med-Design acquired the assets of the Safety Huber Needle business of Luther Needlesafe Products, Inc., which has been accounted for as an acquisition of a business in accordance with SFAS No. 141 and the guidance in Emerging Issues Task Force Issue No. 98-3, “Determining Whether a Non-monetary Transaction Involves Receipt of Production Assets or of a Business.” The Company amortizes acquired license rights over 16 years, which represents both the term of the underlying sublicense agreement and expiration date of the related patent.

Goodwill Resulting from Business Acquisition
     The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the accounting and reporting of goodwill subsequent to its acquisition. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.
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
     Revenues from the sale of the Safety Huber Needle are recorded upon shipment of the product to the Company’s distributor as title and risk of loss transfer upon shipment.
     Sales returns and allowances are recorded as an adjustment of revenue when they occur. Med-Design historically has experienced an immaterial number of returns and does not believe that such experience affects its revenue recognition at this time.
Accounts Receivable
     Med-Design does not believe an allowance for doubtful accounts is necessary. Historically, the Company has collected 100% of its outstanding receivables. The majority of Med-Design’s receivables have historically been related to royalty revenue with manufacturing companies and large distributors that have substantial financial means and a history of timely payment to the Company.
Inventory
     Inventory consists of component parts and finished goods and is valued at the lower of cost or market. Cost is determined using the first-in first-out (“FIFO”) basis. In February, 2005 the Company, in an effort to reduce product cost, began purchasing raw materials related to the Safe Step® Safety Huber Needle directly from suppliers instead of its subcontract manufacturers. In making this change, the Company agreed to purchase all existing on hand inventory related to this product from its contract manufacturer. The inventory purchased for some parts represented years of usage and the Company accordingly established a reserve for all excess inventory purchased. At June 30, 2005 the balance of excess inventory is $34,035.
Product Cost
     Product cost includes direct expenditures for material, packaging, sterilization, freight, amortization of investment in acquired license rights and consulting expense related to the acquisition of the Safety Huber Needle business. The Company also allocates a portion of its overhead (labor, use of facilities and depreciation) to product cost.
Income Taxes
     Med-Design accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded for deferred tax assets where it appears more likely than not that the Company will not be able to recover the deferred tax asset.
Research and Development
     Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.
Stock-Based Compensation
     The Company applies the intrinsic value method of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and the Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) in accounting for its stock plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”
     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss – as reported	$(952,058)	$(1,444,164)	$(2,724,031)	$(2,880,100)
Add: stock-based employee compensation expense included in reported net loss	16,270	128,632	53,474	361,762
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards	(227,298)	(484,901)	(454,596)	(969,018)

Net loss – pro forma	$(1,163,086)	$(1,800,433)	$(3,125,153)	$(3,487,356)

Net loss per share:

Basic & diluted loss per share – as reported	$(0.06)	$(0.09)	$(0.16)	$(0.17)
Basic & diluted loss per share – pro forma	$(0.07)	$(0.11)	$(0.19)	$(0.21)
     In August 2000 and March and November 2002, the Company entered into several equity arrangements with officers and consultants of the Company involving grants of stock options and warrants to purchase common stock. The Company recorded compensation expense in the amount of $16,270 and $128,632 in connection with these transactions for the three months ended June 30, 2005 and 2004, respectively, and $53,474 and $361,762 for the six months ended June 30, 2005 and 2004, in each case to reflect partial vesting of the grants.
Preferred Stock
     In 1998, Company issued 300,000 shares of Series A Convertible Preferred Stock that was subsequently converted to common stock. In accordance with the terms of the Series A Convertible Preferred Stock, Med-Design effected filings with the Secretary of State of the State of Delaware to reduce the total number of authorized shares of preferred stock by 300,000 shares, to 4,700,000 shares of preferred stock, $0.01 par value.

New Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs,” (“SFAS 151”), an amendment of Accounting Research Bulletin No. 43 (“ARB 43”), Chapter 4. SFAS No. 151 is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between United States and international accounting standards. SFAS 151 eliminates the “so abnormal” criterion in ARB 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. It also makes clear that fixed overhead should be allocated based on “normal capacity.” SFAS 151 is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a material effect on its results of operations or consolidated financial position.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets – An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 153 will have a material effect on its results of operations or consolidated financial position.
     In December 2004, the FASB issued SFAS 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” in accounting for its stock plans. The Company had adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock Based Compensation.” The adoption of SFAS 123R is expected to increase stock-based compensation. The Company is currently assessing the impact of the accounting standard on the Company’s results of operations and financial position.
     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides guidance regarding the application of SFAS 123R. SAB 107 expresses views of the Staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.
     In April 2005, the SEC announced a new rule that is permitting most registrants, subject to its oversight, additional time to implement the requirements in FASB Statement No. 123R. As originally issued by the FASB, public companies subject to SEC oversight were required to implement Statement 123R as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, or after December 15, 2005 for small business issuers. The SEC will permit companies to implement Statement 123R at the beginning of their next fiscal year, instead of the next reporting period as required by Statement 123R.
     In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Correction” (“SFAS 154”). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statement of prior periods unless it is impractical to do so. SFAS 154 completely replaces APB Opinion No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. SFAS 154 is effective for the accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption beginning after May 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s financial condition or results of operation.
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
Safety Huber Needle Business Transaction Summary

Purchase price:
Cash	$5,910,146
Stock	250,000
Liability—additional purchase consideration	680,812

$6,840,958

Allocated as follows:

Inventory	$90,000
Property and equipment	61,498
Acquired license rights	6,448,501
Goodwill	240,959

$6,840,958

The acquired license rights are being amortized over the remaining patent life of approximately 16 years, which is also the term of the sublicense agreement. Goodwill amortization is not expected to be deductible for tax purposes.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and the Safety Huber Needle business for the six months ended June 30, 2004 as if the acquisition had occurred on January 1, 2004.
UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2004

	HISTORICAL
		SAFETY
	THE MED-DESIGN	HUBER NEEDLE	PRO FORMA			PRO
	CORPORATION	BUSINESS	ADJUSTMENTS			FORMA
Revenue	$458,841	$257,404	$—			$716,245

Net Loss	(2,880,100)	(2,432,461)	1,723,491	(a	)	(3,589,070)

Basic and diluted loss per common share	$(0.17)					$(0.21)

Basic and diluted weighted average common shares outstanding	16,675,980		33,547			16,709,527

(a)	Net income was adjusted for pro forma purposes to recognize the effect of the difference between historical costs of the business and the costs attributable to the recorded values of assets and liabilities following the acquisition. Those net loss (increases) decreases were:

Executive Bonuses	$1,992,000 (1)
Depreciation/Amortization	(251,489)
Interest Expense	(17,020)

$1,723,491

(1)	Represents bonuses to Luther executives resulting from the disposition of the assets related to the Safety Huber Needle business.

3. Fixed Assets
     In the first quarter of 2005, the Company assessed the position of the 1Shot™ Safety Dental Syringe in the marketplace and the Company’s relationship with the exclusive distributor of the product, Sultan Chemists. As a result of the Company’s assessment, Sultan Chemists determined to discontinue production of the product and exit the business. This decision resulted in the write-off of equipment of $464,397, which the Company recorded during the three-month period ended March 31, 2005.
4. Basic and Diluted Loss per Share
     Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Options and warrants to purchase 3,338,425 shares of common stock as of June 30, 2005 and 3,518,775 shares of common stock as of June 30, 2004 were not included in computing diluted earnings per share as the effect was anti-dilutive.
5. Commitments and Contingencies
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
     On October 14, 2004, James M. Donegan resigned as President and Chief Executive Officer of Med-Design. Mr. Donegan and the Company executed a Separation Agreement and Release on October 14, 2004. Pursuant to the agreement, Mr. Donegan will make himself available on a part-time basis for consultation with the Company. The Company agreed to pay Mr. Donegan an aggregate severance of $497,275, of which $346,304 is being paid in bi-weekly installments from October 14, 2004 through November 15, 2005 and the remaining balance of $150,971 will be paid in bi-weekly installments from November 15, 2005 to November 14, 2006. In addition, until November 15, 2005, the Company will provide medical and life coverage for Mr. Donegan or, if such coverage is no longer available, the Company will pay any required premiums under the Consolidated Omnibus Budget Reconciliation Act (COBRA). Amounts are paid and expensed as severance consideration is provided. The Company also accelerated vesting of options held by Mr. Donegan to purchase 120,000 shares of Company common stock at an exercise price of $3.25 per share, and granted to Mr. Donegan options to purchase 30,000 shares of common stock at an exercise price of $0.92 per share. In addition, the Company paid Mr. Donegan $2,500 per month through April 30, 2005 to cover Mr. Donegan’s rent and utilities at his corporate residence in California, and agreed to provide all benefits accrued or earned as of the date of the agreement.
6. Related Party Transactions
     For the six months ended June 30, 2005 and 2004, the Company paid $10,184 and $9,998, respectively, for legal services to a firm of which a partner is a director, officer and stockholder of Med-Design.
7. Warrants Outstanding
     As of June 30, 2005 and 2004, warrants to purchase a total of 1,509,532 and 1,575,532 shares of Med-Design’s common stock, respectively, were outstanding with various vesting and expiration periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of the “safe harbor” provisions of The Private Securities Litigation Reform Act of 1995 that address, among other things, demand for certain of our products; the generation of royalty revenues from our licensees; and sufficiency of available resources to fund operations. We generally identify forward looking statements in this report using words like “believe,” “anticipate,” “will,” “expect,” “may,” “could,” “intend” or similar statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including continued growth in sales of the Safe-Step® Safety Huber Needle, lack of demand or low demand for our products or for safety products generally; a determination of our licensees to focus their marketing efforts on products other than those licensed from us; delays in introduction of products licensed by us due to manufacturing difficulties or other factors; our inability to license or enter into joint venture or similar arrangements regarding our other products and other factors discussed in this report generally and in our Annual Report on Form 10-K for the year ended December 31, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.
Overview
     Reference is made to the “Overview” section in our Annual Report on Form 10-K for the year ended December 31, 2004. The following discussion supplements the discussion in the Form 10-K “Overview” under the caption “Revenue Growth.”
     We acquired the assets of the Safety Huber Needle business of Luther Needlesafe Products, Inc. (“Luther”) on April 1, 2004. The Safe-Step Safety Huber Needle, the version of the Safety Huber Needle product marketed by us and used for the delivery of chemotherapeutic agents, was launched in the U.S. in October 2003. Revenue from the sales of this product for the three months ended June 30, 2005 was $527,294, an increase of $25,639 from the previous fiscal quarter. We are optimistic that we will realize continued growth in sales of the Safety Huber Needle in future quarters.
     We continue to generate revenue from the licensing of our product technologies to Becton Dickinson and Company (“BD”). Revenue for the three months ended June 30, 2005 from the licensing of our product technologies to BD was $212,288, an increase of $62,417 from the previous fiscal quarter. While these revenues remain below our expectations, we are hopeful that the trend of increasing revenue will continue.
     In the first quarter of 2005, we assessed the position of the 1Shot™ Safety Dental Syringe in the marketplace and our relationship with the exclusive distributor of the product, Sultan Chemists. As a result of our assessment, Sultan Chemists determined to discontinue production of the product and exit the business. This decision resulted in the write-off of equipment of $464,000 and inventory of $194,000 which we recorded during the three-month period ended March 31, 2005.
     Revenue from the sales of the Safety Seldinger Device has also been limited. We licensed to Enpath Medical, Inc. the Safety Seldinger Device for venous access applications and subsequently for arterial access applications. On December 29, 2004, we entered into Addendum Number Two to the Development and Licensing Agreement with Enpath Medical to eliminate the minimum purchase amount required in 2004 for Enpath to maintain exclusivity under the agreement. Revenue for the Safety Seldinger Device for the six months ended June 30, 2005 was nominal and is not expected to increase.

     In February 2004, we entered into a development agreement with Atrix Laboratories, Inc. to jointly complete the development of a dual chamber pharmaceutical mixing device for the packaging of certain pre-filled pharmaceutical products. Atrix agreed to reimburse Med-Design for specific costs associated with the development efforts. Atrix has completed its evaluation for certain drug applications and has found that the device is not suitable for those drugs; however, QLT, Inc., which acquired Atrix after we entered into the development agreement, is evaluating the product for other applications. In accordance with the agreement, Atrix reimbursed Med-Design $50,000 for the specific costs related to the development, which we recognized during the quarter ended June 30, 2005.
Results of Operations
Results of Operations for the Three Months Ended June 30, 2005 and 2004
     Revenue for the three months ended June 30, 2005 was $799,598, an increase of $430,268 as compared to revenue of $369,330 for the corresponding period in 2004. The increase in revenue resulted primarily from increased volume. Revenue for the three months ended June 30, 2005 included $527,294 of sales of the Safe-Step Safety Huber Needle, royalty payments of $222,304 and a payment of $50,000 for development efforts relating to the pre-filled dual chamber mixing device developed for Atrix. Revenue for the corresponding period in 2004 reflected sales of the Safe-Step® Safety Huber Needle of $248,660, royalties from Med-Design’s licensed products of $77,218 and sales of the 1Shot™ Safety Dental Syringe of $43,452.
     Product costs for the three months ended June 30, 2005, which consisted of direct and indirect costs related to the Safe-Step Safety Huber Needle, were $487,945 and included the amortization of the investment in acquired licensed products of $99,208, consulting expense of $25,000 and an excess inventory reserve of $34,305 related to the Safe-Step Safety Huber Needle. Product costs increased by $171,154 for the quarter compared to the corresponding period in 2004 primarily due to increased sales volume of the Safe-Step Safety Huber Needle.
     General and administrative expenses for the three months ended June 30, 2005 were $1,060,297, a decrease of $244,303 as compared to general and administrative expenses of $1,304,600 for the corresponding period in 2004. The decrease in general and administrative expenses was primarily due to a decrease in stock based compensation of $112,362 and a decrease in legal expenses, primarily related to a reduction in maintenance costs for patents, of $107,668.
     Research and development expenses for the three months ended June 30, 2005 were $265,732, a decrease of $35,625 as compared to research and development expenses of $301,357 for the corresponding period in 2004. The decrease in research and development expenses was due primarily to a reduction in expenditures for employee compensation.
Results of Operations for the Six Months Ended June 30, 2005 and 2004
     Revenue for the six months ended June 30, 2005 was $1,476,162, an increase of $1,017,321 as compared to revenue of $458,841 for the corresponding period in 2004. The increase in revenue resulted primarily from increased sales volume. Revenue for the six months ended June 30, 2005 included $1,028,948 of sales of the Safe-Step Safety Huber Needle, royalties of $396,494 under Med-Design’s license agreements, and a $50,000 payment for efforts relating to development of the pre-filled dual chamber mixing device. Revenue for the six months ended June 30, 2004 reflected sales of the Safe-Step Safety Huber Needle, which we began selling in April 2004 of $248,660, royalties of $163,849 under Med-Design’s license agreements and $46,332 of sales of the 1Shot Safety Dental Syringe, a discontinued product.
     Product costs for the six months ended June 30, 2005, which consisted of direct and indirect costs related to Med-Design’s contract manufactured products, primarily the Safe-Step® Safety Huber Needle, were $1,207,203 and included the amortization of the investment in acquired license products of $198,416, consulting expenses of $50,000, an inventory write down primarily related to the 1 Shot Safety Dental Syringe of $224,312 and $34,305 to establish an excess inventory reserve related to the Safe-Step® Safety Huber Needle. Product costs increased by $887,682 for the six months ended June 30, 2005 compared to the corresponding period in 2004 primarily due to increased sales volume of the Safe-Step® Safety Huber Needle.
     General and administrative expenses for the six months ended June 30, 2005 were $2,203,984, a decrease of $452,072 as compared to general and administrative expenses of $2,656,056 for the corresponding period in 2004. The decrease in general and administrative expenses was primarily due to a decrease in stock based compensation of $308,288 and a decrease in patent related legal fees of $164,228, offset by an increase in professional and technical fees of $20,609 related to the implementation of Section 404 of the Sarbanes Oxley Act in 2004.

     Research and development expenses for the six months ended June 30, 2005 were $487,723, a decrease of $172,535 as compared to research and development expenses of $660,258 for the corresponding period in 2004. The decrease in research and development expenses was due primarily to a $110,000 decrease in product development related expenses and a $65,658 reduction in expenditures for employee compensation.
     In the first quarter of 2005, we discontinued production of the 1 Shot Safety Dental Syringe, which resulted in the write off of equipment during the first quarter of 2005 of $464,397.
Liquidity and Capital Resources
     At June 30, 2005, cash, cash equivalents and available-for-sale securities totaled $11,508,294 as compared to $14,600,270 at December 31, 2004, a decrease of $3,091,976 or approximately 21%. The decrease is primarily due to net losses of $2,724,031 and a $250,000 debt payment related to the purchase of the Safety Huber Needle business.
     For the six months ended June 30, 2005, our net cash used in operating activities was $2,618,031, principally reflecting our net loss of $2,724,031.
     As of June 30, 2005, we have a revolving line of credit under which we may borrow up to $3,000,000 with U.S. Bank. The facility is collateralized by our investments in U.S. Bank. Any borrowing would bear interest at LIBOR plus 1.75%. There are no financial covenants. The facility expires on March 29, 2006 and there is no assurance that we will be successful in negotiating a continuation of the availability of the line of credit or terms that will be acceptable to us. There are no amounts outstanding under this facility.
     We believe that we have sufficient funds to support our planned operations for at least the next twelve months. The availability of resources over a longer term will be dependent on our ability to increase sales of our manufactured products and royalty payments we receive from our licensees, enter into new licensing agreements, enter into and profitably operate under collaborative arrangements, and raise additional equity or debt financing. We have not generated sufficient cash flows from operations to support our operations on an ongoing basis and anticipate that we may need to seek additional sources of funding in the future. If we are unsuccessful in negotiating additional agreements, or if licensing revenues and revenues from sales of our manufactured products are insufficient to support our operations, we may be required to reduce the scope of, or cease, our operations.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There were no amounts outstanding under our revolving line of credit at June 30, 2005. If we were to borrow under our credit facility, borrowings would bear interest at a rate equal to LIBOR plus 1.75%. As a result, any such borrowings would be subject to the fluctuations in the market which affect LIBOR.
     We invest a portion of excess cash in marketable securities in accordance with our investment guidelines as approved by our Board of Directors. These investments are in highly liquid, low risk securities where our risk of loss is at a minimum.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Acting Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
     (b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 6. Exhibits
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

The Med-Design Corporation

Date: August 9, 2005	DAVID R. DOWSETT

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