Form 10-Q
period 2005-09-30
MED-DESIGN CORP
filed 2005-11-09
CIK 943736

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
                                               ------------------

|_|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                     FOR THE TRANSITION PERIOD FROM __ TO __

                         COMMISSION FILE NUMBER 0-25852
                                                -------

                           THE MED-DESIGN CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                        DELAWARE                          23-2771475
             ------------------------------    ---------------------------------
            (STATE OR OTHER JURISDICTION OF    (IRS EMPLOYER IDENTIFICATION NO.)
             INCORPORATION OR ORGANIZATION)



                  2810 BUNSEN AVENUE, VENTURA, CA                  93003
             ----------------------------------------         -----------------
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

                                      YES |X|                         NO |_|

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

                                      YES |_|                         NO |X|

ON NOVEMBER 5, 2005, 16,749,486 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

================================================================================

                                  THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                                              INDEX TO FORM 10-Q
                                                                                                  Page Number
                                        PART I - FINANCIAL INFORMATION

Item 1-       Financial Statements (unaudited)

                 Consolidated Balance Sheets as of September 30, 2005 and as of
                      December 31, 2004                                                                     1

                 Consolidated Statements of Operations for the three months and nine months
                      ended September 30, 2005 and 2004                                                     2

                 Consolidated Statements of Comprehensive Income (Loss) for the three months
                      and nine months ended September 30, 2005 and 2004                                     3

                 Consolidated Statements of Cash Flows for the nine months ended
                      September 30, 2005 and 2004                                                           4

                 Notes to Consolidated Financial Statements                                                 5

Item 2-       Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                                   15

Item 3-       Quantitative and Qualitative Disclosure about Market Risk                                    17

Item 4-       Controls and Procedures                                                                      17

                           PART II - OTHER INFORMATION

Item 4-       Submission of Matters to a Vote of Security Holders                                          19

Item 6-       Exhibits                                                                                     19

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2005              2004
                                                                                -------------     --------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                       $      932,826      $   3,964,388
Available-for-sale securities                                                       10,020,967         10,635,882
Trade receivables                                                                      624,953            386,979
Inventory, net                                                                         308,150             39,250
Prepaid expenses and other current assets                                              138,929            236,265
                                                                                --------------      -------------
Total current assets                                                                12,025,825         15,262,764

Property, plant, and equipment, net of accumulated depreciation of $1,447,853 and $1,573,875 at September 30, 2005 and
          December  31, 2004, respectively                                             203,940            714,477
Patents, net of accumulated amortization of $1,206,143 and $1,046,700 at
          September 30, 2005 and December 31, 2004, respectively                     1,744,944          1,816,760
Investment in acquired license rights                                                5,853,256          6,150,879
Goodwill                                                                               232,054            232,053
                                                                                --------------      -------------
Total assets                                                                    $   20,060,019      $  24,176,933
                                                                                ==============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term payable                                         $      250,000      $     250,000
Accounts payable                                                                       146,741            458,122
Accrued compensation and benefits                                                      142,319            111,912
Accrued professional fees                                                              196,322            325,000
Other accrued expenses                                                                  64,436             68,742
                                                                                --------------      -------------
Total current liabilities                                                              799,818          1,213,776

Long-term payable, less current maturities                                             226,474            456,342
                                                                                --------------      -------------
Total liabilities                                                                    1,026,292          1,670,118
                                                                                --------------      -------------
Commitments and Contingencies (See Footnote 5)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 4,700,000 shares authorized;
          No shares outstanding at September 30, 2005 and December  31, 2004                --                 --
Common stock, $.01 par value, 30,000,000 shares authorized;
          16,749,486 shares issued and outstanding as of
          September 30, 2005 and December 31, 2004                                     167,495            167,495
Additional paid-in capital                                                          71,987,354         71,917,610
Accumulated deficit                                                                (52,921,348)       (49,441,079)
Accumulated other comprehensive loss                                                  (199,774)          (137,211)
                                                                                --------------      -------------
Total stockholders' equity                                                          19,033,727         22,506,815
                                                                                --------------      -------------
Total liabilities and stockholders' equity                                      $   20,060,019      $  24,176,933
                                                                                ==============      =============


   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                           SEPTEMBER 30,                          SEPTEMBER 30,
                                               -----------------------------------     -----------------------------------
                                                     2005                2004                2005               2004
                                               ----------------     --------------     ---------------    ----------------
Revenue
Product sales                                  $       569,715      $      322,104     $     1,599,383    $       598,151
Licensing revenue                                      303,424             167,370             699,918            350,164
Product development                                         --                  --              50,000                 --
                                               ---------------      --------------     ---------------     --------------
Total Revenue                                          873,139             489,474           2,349,301            948,315

Product costs                                          459,979             495,689           1,667,182            815,210
General and administrative                           1,009,473           1,254,197           3,213,458          3,897,507
Research and development                               204,905             273,906             692,631            934,164
                                               ---------------      --------------     ---------------     --------------

Total operating expenses                             1,674,357           2,023,792           5,573,271          5,646,881
                                               ---------------      --------------     ---------------     --------------


Loss from operations                                  (801,218)         (1,534,318)         (3,223,970)        (4,698,566)
Interest expense                                       (13,754)             (8,020)            (28,483)           (17,073)
Investment income                                      114,048            (197,996)            352,503             95,205
Realized gain (loss) on investments                    (55,315)                 --            (115,923)                --
Write-off of fixed assets                                   --                  --            (464,397)                --
                                               ---------------      --------------     ---------------     --------------

Net loss                                       $      (756,239)   $     (1,740,334)   $     (3,480,270)   $    (4,620,434)
                                               ===============    ================    ================    ===============

BASIC AND DILUTED LOSS PER COMMON SHARE:

Basic and diluted loss per common share                 $(0.05)             $(0.10)             $(0.21)            $(0.28)

Basic and diluted weighted average common
   shares outstanding                               16,749,486          16,749,486          16,749,486         16,700,661



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                   (unaudited)

                                                        THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,                             SEPTEMBER 30,
                                            ----------------------------------------    ---------------------------------------
                                                    2005                  2004                  2005                 2004
                                            -------------------   ------------------    ------------------    -----------------
Net loss                                    $         (756,239)   $       (1,740,334)   $       (3,480,270)   $     (4,620,434)

Other comprehensive income (loss):

Unrealized gains (losses)
     on securities                                     (14,347)              496,333               (62,563)             88,953
                                            ------------------    ------------------    ------------------    ----------------
Comprehensive loss                          $         (770,586)   $       (1,244,001)   $       (3,542,833)   $     (4,531,481)
                                            ==================    ==================    ==================    ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                            ------------------------------------
                                                                                   2005                 2004
                                                                            ------------------  ----------------
Cash flows from operating activities:
Net loss                                                                    $  (3,480,270)   $   (4,620,434)
Adjustments to reconcile net loss to net cash used
 in operating activities:
Depreciation and amortization                                                     557,447           548,027
Amortization of discount on long-term payable                                      20,131                --
Loss on sale of available-for-sale securities                                     115,923           400,597
Loss on disposal of fixed assets                                                  464,397                --
Reserve for excess inventory                                                       41,856                --
Stock-based compensation                                                           69,744           405,605
Changes in operating assets and liabilities net of effect from acquired business:
Trade receivables                                                                (237,974)          326,455
Inventory                                                                        (310,756)          (53,654)
Prepaid expenses and other current assets                                          97,335          (120,003)
Accounts payable                                                                 (311,380)         (179,022)
Accrued compensation, benefits, professional fees and
 other accrued expenses                                                          (102,577)           75,678
                                                                            -------------    --------------
Net cash used in operating activities                                          (3,076,124)       (3,216,751)
                                                                            -------------    --------------
Cash flows from investing activities:
Purchases of property, plant and equipment                                        (54,240)          (24,724)
Additions to patents                                                              (87,627)         (203,494)
Investment in available-for-sale securities                                    (4,468,366)         (941,462)
Sale of available-for-sale securities                                           4,904,795        15,814,402
Purchase of acquired license rights                                                    --        (5,948,449)
Loss on sale of fixed assets                                                           --             5,284
                                                                            -------------    --------------
Net cash provided by investing activities                                         294,562         8,701,557
                                                                            -------------    --------------
Cash flows from financing activities:
Capital lease payments                                                                 --            (1,506)
Warrants and stock options exercised                                                   --           163,705
Payment of long-term payable                                                     (250,000)               --
                                                                            -------------    --------------
Net cash provided (used in) by financing activities                              (250,000)          162,199
                                                                            -------------    --------------
Increase (decrease) in cash                                                    (3,031,562)        5,647,005
Cash and cash equivalents, beginning of period                                  3,964,388         5,198,837
                                                                            -------------    --------------
Cash and cash equivalents, end of period                                    $     932,826    $   10,845,842
                                                                            =============    ==============
Cash paid during the period:
Interest paid                                                               $       8,355    $           53
Taxes paid                                                                        100,725            14,395

Noncash investing and financing activities:
Change in unrealized loss on available-for-sale securities                  $     (62,563)   $     (496,333)
                                                                            =============    ==============
Acquired business (See Footnote 2)
Cash paid                                                                   $          --    $    5,910,146
Non-cash consideration:
Stock issued                                                                           --           250,000
Liability - additional purchase consideration                                          --           680,812
                                                                            -------------    --------------
Total fair market value                                                     $          --    $    6,840,958
                                                                            =============    ==============

   The accompanying notes are an integral part of these financial statements.

                   THE MED-DESIGN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES


         The accompanying unaudited consolidated financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context indicates, the "Company" or "Med-Design") and its wholly-owned subsidiaries. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2004 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of September 30, 2005, the results of the Company's operations and comprehensive loss for the three and nine month periods ended September 30, 2005 and 2004 and cash flows for the nine-month periods ended September 30, 2005 and 2004. The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the applicable requirements of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the Company's audited financial statements, which were included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.


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

         The Company records an impairment charge when it believes an investment has experienced a decline in value that is other than temporary. In determining if a decline in market value below cost for a publicly traded security is other than temporary, the Company evaluates the relevant market conditions, offering prices, trends of earnings, price multiples and other key measures. When a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period to the extent of the decline below the carrying value of the investment. Factors involved in the determination of potential impairment include fair value as compared to amortized cost, length of time the fair value has been below amortized cost, creditworthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and the Company's intent and ability to hold the security until the market value recovers.

         Adverse changes in market conditions or poor operating results of underlying investments could result in an impairment charge in future periods.

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

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company evaluates the recoverability of long-lived assets except for goodwill and the related estimated remaining lives at each balance sheet date. An impairment or change in useful life would be recorded whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." (Note 3)

PATENTS

         Patents, patent applications, and patent rights are stated at acquisition costs. Amortization of patents is recorded by the straight-line method over the estimated useful lives of the patents, not to exceed the legal life.

INVESTMENT IN ACQUIRED LICENSE RIGHTS

         On April 1, 2004, Med-Design acquired the assets of the Safety Huber Needle business of Luther Needlesafe Products, Inc., which has been accounted for as an acquisition of a business in accordance with SFAS No. 141 and the guidance in Emerging Issues Task Force Issue No. 98-3, "Determining Whether a Non-monetary Transaction Involves Receipt of Production Assets or of a Business." The Company amortizes acquired license rights over 16 years, which represents both the term of the underlying sublicense agreement and expiration date of the related patent.

GOODWILL RESULTING FROM BUSINESS ACQUISITION

         The Company accounts for goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the accounting and reporting of goodwill subsequent to its acquisition. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.

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

INVENTORY

         Inventory consists of component parts and finished goods and is valued at the lower of cost or market. Cost is determined using the first-in first-out ("FIFO") basis. In February 2005, the Company, in an effort to reduce product cost, began purchasing raw materials related to the Safe Step(R) Safety Huber Needle directly from suppliers instead of its subcontract manufacturers. In making this change, the Company agreed to purchase all existing on hand inventory related to this product from its contract manufacturer. The inventory purchased for some parts represented years of usage and the Company accordingly established a reserve for all excess inventory purchased. At September 30, 2005 the balance of excess inventory is $41,856.

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


STOCK-BASED COMPENSATION


         The Company applies the intrinsic value method of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and the Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") in accounting for its stock plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."


         The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                -----------------------------   --------------------------------
                                                    2005            2004             2005               2004
                                                ------------   -------------    -------------     --------------
Net loss - as reported                          $  (756,239)   $  (1,740,334)   $  (3,480,270)    $  (4,620,434)
Add: stock-based employee compensation
     expense included in reported net loss           16,270           43,844           69,744           405,605
Deduct: total stock-based employee
     compensation expense determined under
     fair-value based method for all awards        (227,639)        (486,672)        (682,235)       (1,456,107)
                                                -----------    -------------    -------------     -------------
Net loss - pro forma                            $  (967,608)   $  (2,183,162)   $  (4,092,761)    $  (5,670,936)
                                                ===========    =============    =============     =============
Net loss per share:

Basic & diluted loss per share - as reported         $(0.05)          $(0.10)          $(0.21)           $(0.28)
Basic & diluted loss per share - pro forma           $(0.06)          $(0.13)          $(0.24)           $(0.34)


         In August 2000 and March and November 2002, the Company entered into several equity arrangements with officers and consultants of the Company involving grants of stock options and warrants to purchase common stock. The Company recorded compensation expense in the amount of $16,270 and $43,844 in connection with these transactions for the three months ended September 30, 2005 and 2004, respectively, and $69,744 and $405,605 for the nine months ended September 30, 2005 and 2004, in each case to reflect partial vesting of the grants.


PREFERRED STOCK


         In 1998, the Company issued 300,000 shares of Series A Convertible Preferred Stock that was subsequently converted to common stock. In accordance with the terms of the Series A Convertible Preferred Stock, Med-Design effected filings with the Secretary of State of the State of Delaware to reduce the total number of authorized shares of preferred stock by 300,000 shares, to 4,700,000 shares of preferred stock, $0.01 par value.


NEW ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151, "Inventory Costs," ("SFAS 151"). SFAS 151 amends Accounting Research Bulletin No. 43 ("ARB 43"), Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges ...." SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." It also makes clear that fixed overhead should be allocated based on "normal capacity" of production facilities. SFAS 151 is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company adopted SFAS 151 and it did not have a material effect on the Company's results of operations or consolidated financial position.

         In December 2004, the FASB issued SFAS 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. The Company previously applied Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" in accounting for its stock plans. The Company previously adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." SFAS 123R is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 123R is expected to increase stock-based compensation expense. The Company is currently assessing the impact of the accounting standard on the Company's results of operations and financial position.


         In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"), which provides guidance regarding the application of SFAS 123R. SAB 107 expresses views of the Staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the Staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R.


         On August 31, 2005, the FASB issued FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). This FSP defers the requirement that that a freestanding financial instrument originally subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles (GAAP) when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. Such instruments shall continue to be accounted for under the provisions of SFAS No. 123(R) unless its terms are modified when the holder is no longer an employee. The Company will consider the provisions of this FSP and its impact on modified awards upon adoption of SFAS No. 123(R) on January 1, 2006.


         In September 2005, the FASB issued Proposed FSP FAS 123R-c which provides a simplified, more practical transition election relating to the calculation of the "APIC pool." The APIC pool is defined as the pool of excess tax benefits available to absorb tax deficiencies occurring after the adoption of SFAS 123R. Under this Proposed FSP, companies can elect to perform simpler computations to derive the beginning balance of the APIC pool as well as the impact on the APIC pool of fully vested and outstanding awards as of the SFAS 123R adoption date. The beginning balance can be computed by taking the sum of all tax benefits incurred prior to the adoption of SFAS 123R from stock-based compensation plans less the tax effected (using a blended statutory rate) pro forma stock-based compensation cost. In addition, increases to the APIC pool for fully vested awards can be calculated by multiplying the tax rate times the tax benefit of the deduction. The calculation of any awards that are partially vested or granted after the SFAS 123R adoption date will not be affected by this Proposed FSP and will be calculated in accordance with SFAS 123R which entails that only the excess tax benefit or deficiency of the tax deduction over the compensation cost recognized should be considered for the APIC pool. Also under the Proposed FSP, all tax benefits recognized on fully vested awards and the excess tax benefits for partially vested and new awards will be reported on the Statement of Cash Flows as a component of financing activities. Companies will have up to one year after adopting SFAS 123R to decide to elect and disclose whether they plan to use the alternative method or the original method prescribed in SFAS 123R. If finalized, the Company will adopt this Proposed Staff Position in conjunction with the adoption of SFAS 123R.

         On October 18, 2005, the FASB issued FSP FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R). This FSP permits the presumption that an understanding of the key terms and conditions of an individual employee's award are known at the date the Board, or other corporate governing body, approves the award, as long as the award is a unilateral grant and the key terms and conditions are expected to be communicated to the recipient within a relatively short period of time. The Company will consider the provisions of this FSP and its impact on awards granted upon adoption of SFAS No. 123(R) on January 1, 2006.


         In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Correction" ("SFAS 154"). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statement of prior periods unless it is impractical to do so. SFAS 154 replaces APB Opinion No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. SFAS 154 is effective for the accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted after May 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company's financial condition or results of operation.


         At the June 29, 2005 FASB board meeting, the board agreed to issue FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which will replace the guidance previously set forth in EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP effectively eliminates the accounting guidance provided in EITF 03-1 in favor of existing impairment recognition guidance under SFAS No. 115, SAB No. 59, APB No. 18, and EITF Topic D-44. The FSP is for periods beginning after September 15, 2005, but its adoption is not expected to have a material impact on the Company's consolidated financial statements.


         On October 6, 2005, the FASB issued FSP FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. This FSP establishes that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense and included in earnings from continuing operations. The effective date of the FSP is for reporting periods beginning after December 15, 2005, but its adoption is not expected to have a material impact on the Company's consolidated financial statements.


2.       INVESTMENT IN ACQUIRED LICENSE RIGHTS

ACQUISITION OF A BUSINESS

         On April 1, 2004, Med-Design acquired the assets of the Safety Huber Needle business of Luther Needlesafe Products, Inc. The Company paid $5.6 million in cash, $250,000 in Med-Design common stock (67,094 shares valued at $3.73 per share, which was the average of the reported closing prices of Med-Design's common stock on the Nasdaq National Market for the ten trading days preceding the date of the acquisition) and $750,000 to be paid in cash or, at Med-Design's option, in Med-Design common stock over the following three years. The three-year payment arrangement was valued at its discounted present value of $680,812. The purchase price of the acquired business was thus $6,840,958, inclusive of costs related to the acquisition of $310,146. Results of operations for the Safety Huber Needle business are included in the Company's income statement effective April 1, 2004.


SAFETY HUBER NEEDLE BUSINESS TRANSACTION SUMMARY
Purchase price:
Cash                                                                                           $     5,910,146
Stock                                                                                                  250,000
Liability--additional purchase consideration                                                           680,812
                                                                                               ---------------
                                                                                               $     6,840,958
                                                                                               ===============

Allocated as follows:

Inventory                                                                                      $        90,000
Property and equipment                                                                                  61,498
Acquired license rights                                                                              6,448,501
Goodwill                                                                                               240,959
                                                                                               ---------------
                                                                                               $     6,840,958
                                                                                               ===============


The acquired license rights are being amortized over the remaining patent life of approximately 16 years, which is also the term of the sublicense agreement. Goodwill amortization is not expected to be deductible for tax purposes.

         The following unaudited pro forma financial information presents the combined results of operations of the Company and the Safety Huber Needle business for the nine months ended September 30, 2004 as if the acquisition had occurred on January 1, 2004.


                   UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004


                                                     HISTORICAL
                                    -----------------------------------------------
                                                                     SAFETY
                                         THE MED-DESIGN           HUBER NEEDLE             PRO FORMA                PRO
                                          CORPORATION               BUSINESS              ADJUSTMENTS              FORMA
                                    ------------------------- ---------------------   --------------------    -----------------
Revenue                                    $948,315              $257,404                       $-              $1,205,719

Net Loss                                 (4,620,434)           (2,432,461)                1,857,746(a)          (5,195,149)
                                       ============           ===========              ============            ===========

Basic and diluted loss per common
share                                        $(0.28)                                                                $(0.31)

Basic and diluted weighted average
common shares outstanding                16,700,661                                          50,320              16,750,981


(a) Net income was adjusted for pro forma purposes to recognize the effect of the difference between historical costs of the business and the costs attributable to the recorded values of assets and liabilities following the acquisition. Those net loss (increases) decreases were:

                              Executive Bonuses      $1,992,000(1)
                      Depreciation/Amortization       (125,744)(2)
                               Interest Expense         (8,510)
                                                    -----------
                                                     $1,857,746
                                                    ===========

(1) Represents bonuses to Luther executives resulting from the disposition of the assets related to the Safety Huber Needle business.
(2)  Includes a consulting fee of $25,000.

3.       FIXED ASSETS

         In the first quarter of 2005, the Company assessed the position of the 1Shot(TM) Safety Dental Syringe in the marketplace and the Company's relationship with the exclusive distributor of the product, Sultan Chemists. As a result of the Company's assessment, Sultan Chemists determined to discontinue production of the product and exit the business. This decision resulted in the write-off of equipment of $464,397, which the Company recorded during the quarter ended March 31, 2005.

4.       BASIC AND DILUTED LOSS PER SHARE

         Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Options and warrants to purchase 3,403,717 shares of common stock as of September 30, 2005 and 3,658,375 shares of common stock as of September 30, 2004 were not included in computing diluted earnings per share as the effect was anti-dilutive.


5.       COMMITMENTS AND CONTINGENCIES

         In August 2000, Med-Design's stockholders approved the issuance of a warrant to purchase 50,000 shares of common stock at an exercise price of $6.26 per share and the issuance of 125,000 shares of common stock to John F. Kelley, at the time a director of the Company, in connection with the performance of consulting services. The compensation arrangement was approved, subject to the conclusion of negotiations of Mr. Kelley's contract. The Company has renewed negotiations with Mr. Kelley in an effort to resolve this matter, bur cannot assure that these negotiations will result in an agreement between the Company and Mr. Kelley.


         In conjunction with the acquisition of the Safety Huber Needle business (Note 2), the Company entered into a four year consulting agreement with the seller that provides for quarterly payments of $25,000. Related costs are charged to product costs and expenses.


         On October 14, 2004, James M. Donegan resigned as President and Chief Executive Officer of Med-Design. Mr. Donegan and the Company executed a Separation Agreement and Release effective as of October 14, 2004 (the "Agreement"). Under the Agreement, most of the provisions of Mr. Donegan's employment agreement, including the compensatory provisions therein (which provided, among other things, for one-year's severance to Mr. Donegan if he was terminated without cause), terminated.

         Pursuant to the agreement, Mr. Donegan continued to serve as one of the Company's directors and has made himself available, on a part-time basis, for consultation with the Company, reporting directly to the Company's Board of Directors or its committees. Under the Agreement, the Company is paying Mr. Donegan aggregate severance of $497,275. Of that amount, $346,304 is being paid in bi-weekly installments from October 14, 2004 through November 15, 2005 (the "Initial Severance Period"), and the remaining $150,971 will be paid in bi-weekly installments from November 15, 2005 through November 14, 2006 (the "Second Severance Period"). In addition, the Company is providing medical, life and disability coverage to Mr. Donegan during the Initial Severance Period on the same terms as are available to other senior executives under the Company's medical, life and disability plans. In the event such coverage is no longer available, the Company will pay premiums that may be required to continue Mr. Donegan's coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act ("COBRA") through the end of the Initial Severance Period. The estimated cost of this benefit is $13,200.


         In addition, options held by Mr. Donegan to purchase 120,000 shares of the Company's common stock at an exercise price of $3.25 per share became fully vested on the effective date of the Agreement. Prior to the Agreement, such options would have vested in 2007 or 2008, subject to earlier vesting if the price of the Company's common stock reached specified levels. The Company also granted to Mr. Donegan fully vested options to purchase an additional 30,000 shares of its common stock at an exercise price of $0.92 per share, which was the last reported sale price per share on the Nasdaq National Market on October 12, 2004. The options expire in October 2014. In the event of a merger in connection with which options of the Company's executive officers and/or other directors are repriced, the Company will reprice all options held by Mr. Donegan.

         The Company also agreed that, as required by law, Mr. Donegan will receive a pro rata contribution to his account in our 401(k) plan for the period in which he was employed during 2004. In addition, Mr. Donegan received all benefits accrued or earned as of the date of the Agreement, including accrued and unused vacation time.


         The Company also paid $2,500 per month to cover Mr. Donegan's rent at his corporate residence in California until April 30, 2005, the date of termination of the lease for such residence.


         As consideration for the benefits described above, Mr. Donegan provided a general release from any claims against the Company and any individual or organization related to the Company. Mr. Donegan also agreed to certain nondisclosure, nonsolicitation and noncompetition covenants.


6.       RELATED PARTY TRANSACTIONS

         For the nine months ended September 30, 2005 and 2004, the Company paid $14,609 and $15,682, respectively, for legal services to a firm of which a partner is an officer and stockholder of Med-Design.

7.       WARRANTS OUTSTANDING

         As of September 30, 2005 and 2004, warrants to purchase a total of 1,509,532 and 1,575,532 shares of Med-Design's common stock, respectively, were outstanding with various vesting and expiration periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of the "safe harbor" provisions of The Private Securities Litigation Reform Act of 1995 that address, among other things, demand for certain of our products; the generation of royalty revenues from our licensees; and sufficiency of available resources to fund operations. We generally identify forward looking statements in this report using words like "believe," "anticipate," "will," "expect," "may," "could," "intend" or similar statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including inability to achieve continued growth in sales of the Safe-Step(R) Safety Huber Needle, lack of demand or low demand for our products or for safety products generally; a determination of our licensees to focus their marketing efforts on products other than those licensed from us; delays in introduction of products licensed by us due to manufacturing difficulties or other factors; our inability to license or enter into joint venture or similar arrangements regarding our other products and other factors discussed in this report generally and in our Annual Report on Form 10-K for the year ended December 31, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.


OVERVIEW
         Reference is made to the "Overview" section in our Annual Report on Form 10-K for the year ended December 31, 2004. The following discussion supplements the discussion in the Form 10-K "Overview" under the caption "Revenue Growth."

         We acquired the assets of the Safety Huber Needle business of Luther Needlesafe Products, Inc. ("Luther") on April 1, 2004. The Safe-Step Safety Huber Needle, the version of the Safety Huber Needle product marketed by us and used for the delivery of chemotherapeutic agents, was launched in the U.S. in October 2003. Revenue from the sales of this product for the three months ended September 30, 2005 was $569,715, an increase of $42,421 from the previous fiscal quarter. We are hopeful that we will realize meaningful growth in sales of the Safety Huber Needle in future quarters.

         We continue to generate revenue from the licensing of our product technologies to Becton Dickinson and Company ("BD"). Revenue for the three months ended September 30, 2005 from the licensing of our product technologies to BD was $287,537, an increase of $75,249 from the previous fiscal quarter. While these revenues remain below our expectations, we are hopeful that the trend of increasing revenue will continue.

         In the first quarter of 2005, we assessed the position of the 1Shot(TM) Safety Dental Syringe in the marketplace and our relationship with the exclusive distributor of the product, Sultan Chemists. As a result of our assessment, Sultan Chemists determined to discontinue production of the product and exit the business. This decision resulted in the write-off of equipment of $464,000 and inventory of $194,000 which we recorded during the three-month period ended March 31, 2005.


         Revenue from the sales of the Safety Seldinger Device has also been limited. We licensed to Enpath Medical, Inc. the Safety Seldinger Device for venous access applications and subsequently for arterial access applications. On December 29, 2004, we entered into Addendum Number Two to the Development and Licensing Agreement with Enpath Medical to eliminate the minimum purchase amount required in 2004 for Enpath to maintain exclusivity under the agreement. Revenue for the Safety Seldinger Device for the nine months ended June 30, 2005 was nominal and is not expected to increase.

         In February 2004, we entered into a development agreement with Atrix Laboratories, Inc. to jointly complete the development of a dual chamber pharmaceutical mixing device for the packaging of certain pre-filled pharmaceutical products. Atrix agreed to reimburse Med-Design for specific costs associated with the development efforts. Atrix has completed its evaluation for certain drug applications and has found that the device is not suitable for those drugs; however, QLT, Inc., which acquired Atrix after we entered into the development agreement, is evaluating the product for other applications. In accordance with the agreement, Atrix reimbursed Med-Design $50,000 for the specific costs related to the development, which we recognized during the quarter ended June 30, 2005. QLT, Inc. continues to evaluate the product.


RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2005 and 2004

         Revenue for the three months ended September 30, 2005 was $873,139, an increase of $383,665 as compared to revenue of $489,474 for the corresponding period in 2004. The increase in revenue resulted primarily from increased sales volume in both licensed and contract manufactured products. Revenue for the three months ended September 30, 2005 included $569,715 of sales of the Safe-Step Safety Huber Needle and royalty payments received of $303,424. Revenue for the corresponding period in 2004 reflected sales of the Safe-Step(R) Safety Huber Needle of $322,104 and royalties from Med-Design's licensed products of $167,370.

         Product costs for the three months ended September 30, 2005, which consisted of direct and indirect costs related to the Safe-Step Safety Huber Needle, were $459,979 and included the amortization of the investment in acquired licensed products of $99,208, consulting expense of $25,000 and an increase in the excess inventory reserve of $7,821 related to the Safe-Step Safety Huber Needle. Product costs for the three months ended September 30, 2004 were $495,689. Product costs decreased for the quarter ended September 30, 2005 by $35,710 as compared to the corresponding period in 2004. Product costs for the quarter ended September 30, 2004 included a $90,000 write off of inventory.

         General and administrative expenses for the three months ended September 30, 2005 were $1,009,473, a decrease of $244,724 as compared to general and administrative expenses of $1,254,197 for the corresponding period in 2004. The decrease in general and administrative expenses was primarily due to a decrease in stock based compensation of $27,573, a reduction in professional and technical fees of $95,942, a reduction in legal fees of $63,963 and a reduction in accounting fees, corporate expense and travel of approximately $40,000

         Research and development expenses for the three months ended September 30, 2005 were $204,905, a decrease of $69,001 as compared to research and development expenses of $273,906 for the corresponding period in 2004. The decrease in research and development expenses was due primarily to a reduction in expenditures for employee compensation.

Results of Operations for the Nine Months Ended September 30, 2005 and 2004

         Revenue for the nine months ended September 30, 2005 was $2,349,301, an increase of $1,400,986 as compared to revenue of $948,315 for the corresponding period in 2004. The increase in revenue resulted primarily from increased sales volume for both licensed and contract manufactured products. Revenue for the nine months ended September 30, 2005 included $1,598,663 of sales of the Safe-Step Safety Huber Needle, royalties of $699,918 under Med-Design's license agreements, and a $50,000 payment received for efforts relating to development of the pre-filled dual chamber mixing device. Revenue for the nine months ended September 30, 2004 reflected sales of $598,151 of the Safe-Step Safety Huber Needle, which we began selling in April 2004, royalties of $331,219 under Med-Design's license agreements and $18,945 of sales of the 1Shot Safety Dental Syringe, a discontinued product.

         Product costs for the nine months ended September 30, 2005, which consisted of direct and indirect costs related to Med-Design's contract manufactured products, primarily the Safe-Step(R) Safety Huber Needle, were $1,667,182 and included the amortization of the investment in acquired license products of $297,624, consulting expenses of $75,000 and $42,126 reflecting the establishment and subsequent increase in the excess inventory reserve related to the Safe-Step(R) Safety Huber Needle. Product costs increased by $851,972 compared to the corresponding period in 2004 primarily due to increased sales volume of the Safe-Step(R) Safety Huber Needle.

         General and administrative expenses for the nine months ended September 30, 2005 were $3,213,458, a decrease of $684,049 as compared to general and administrative expenses of $3,897,507 for the corresponding period in 2004. The decrease in general and administrative expenses was primarily due to a decrease in stock based compensation of $335,861, a decrease in patent related legal fees of $228,193 and a decrease in expenditures for employee compensation of $113,285.

         Research and development expenses for the nine months ended September 30, 2005 were $692,631, a decrease of $241,533 as compared to research and development expenses of $934,164 for the corresponding period in 2004. The decrease in research and development expenses was due primarily to a $118,255 decrease in product development related expenses and a $124,996 reduction in expenditures for employee compensation.

         In the first quarter of 2005, we discontinued production of the 1Shot Safety Dental Syringe, which resulted in the write off of equipment during the first quarter of 2005 of $464,397.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2005, cash, cash equivalents and available-for-sale securities totaled $10,953,793 as compared to $14,600,270 at December 31, 2004, a decrease of $3,646,477 or approximately 25%. The decrease reflects our net decreases in operating assets, increases in operating liabilities and our $250,000 debt payment related to the purchase of the Safety Huber Needle business.

         For the nine months ended September 30, 2005, our net cash used in operating activities was $3,076,124, principally reflecting our net loss of $3,480,270.


         As of September 30, 2005, we have a revolving line of credit under which we may borrow up to $3,000,000 with U.S. Bank. The facility is collateralized by our investments in U.S. Bank. Any borrowing would bear interest at LIBOR plus 1.75%. There are no financial covenants. The facility expires on March 29, 2006 and there is no assurance that we will be successful in negotiating a continuation of the availability of the line of credit or terms that will be acceptable to us. There are no amounts outstanding under this facility.


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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There were no amounts outstanding under our revolving line of credit at September 30, 2005. If we were to borrow under our credit facility, borrowings would bear interest at a rate equal to LIBOR plus 1.75%. As a result, any such borrowings would be subject to the fluctuations in the market which affect LIBOR.


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

PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


           Med-Design held its Annual Meeting of Stockholders (the "Meeting") on September 16, 2005. The following were the matters voted upon at the Meeting.

           1. Election of Directors. The following directors were elected at the Meeting: Vincent J. Papa, Ralph Balzano, Paul D. Castignani, D. Walter Cohen, D.D.S., Jack Olshansky, Ralph S. Sando, M.D. and Pasquale L. Vallone. The number of votes cast and withheld for each are as follows:


                  Director                           For                             Withheld
                  --------                           ----                            --------

                  Vincent J. Papa                   13,509,513                      1,386,899

                  Ralph Balzano                     13,196,968                      1,658,544

                  Paul D. Castignani                12,945,598                      1,949,914

                  D. Walter Cohen, D.D.S.           13,197,213                      1,608,299

                  Jack Olshansky                    14,176,818                      708,694

                  Ralph S. Sando, M.D.              14,111,423                      784,418

                  Pasquale L. Vallone               13,201,883                      1,693,629

           2. Authorization of Board of Directors, in its discretion, to amend Med-Design's Restated Certificate of Incorporation to effect a reverse stock split of Med-Design's outstanding common stock at and exchange ratio of 1-for-3.


                  For                                Against                         Abstain
                  ----                               -------                         -------
                  12,411,828                         2,478,505                       3,169



ITEM 6.    EXHIBITS

  (a)               Exhibits

 Exhibit No.        Description
------------        ------------
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


    Date: November 9, 2005                    DAVID R. DOWSETT
                                              ----------------------------------
                                              David R. Dowsett
                                              Acting Chief Executive Officer


                                              LAWRENCE D. ELLIS
                                              ----------------------------------
                                              Lawrence D. Ellis
                                              Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.         Description
----------          -----------
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