Form 10-K
period 2005-12-31
MED-DESIGN CORP
filed 2006-03-31
CIK 943736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                                          to                                         .
COMMISSION FILE NUMBER 0-25852
THE MED-DESIGN CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	23-2771475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2810 BUNSEN AVENUE, VENTURA, CA	93003
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (805) 339-0375
Securities registered pursuant to Section 12(b) of the Act:
Title of each class
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.01 Per Share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as define in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated file” or “large accelerated filer” in Rule 12b-2 of the Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant (computed by reference to the last reported sale price of such stock on June 30, 2005) was $8,560,595. The number of shares of the registrant’s common stock outstanding as of March 29, 2006 was 16,874,486.
DOCUMENTS INCORPORATED BY REFERENCE:
None

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 that address, among other things, acceptance of safety products by health care professionals; our expectations regarding contract manufacturing of certain specialty devices; our pursuit of additional collaborative arrangements; the ability to manufacture certain specialty devices using our assembly system; plans to rely on our strategic collaborators to pursue regulatory approvals; expectations regarding the ability of our products to compete with the products of our competitors; acceptance of our products by the marketplace as cost effective; the generation of royalty revenues from our licensees; factors affecting the ability of Becton Dickinson to sell products licensed from us; sufficiency of available resources to fund operations; factors affecting the availability of capital; plans regarding the raising of capital; the size of the market for our products; our plans regarding sales and marketing; our strategic business initiatives; our intentions regarding dividends. These statements may be found under “Item 1-Business,” “Item 1A-Risk Factors” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Report generally. We generally identify forward-looking statements in this Report using words like “believe,” “anticipate,” “will,” “expect,” “may,” “could,” “intend” or similar statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including lack of demand or low demand for our products or for safety products generally; a determination of Becton Dickinson to focus its marketing efforts on products other than those licensed from us; delays in introduction of products licensed by us due to manufacturing difficulties or other factors; our inability to license or enter into joint venture or similar collaborative arrangements regarding our other products; unanticipated expenses relating to our manufacturing effort and other factors discussed in “Item 1A — Risk Factors” and matters set forth in this Report generally. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.
ITEM 1. BUSINESS
     On November 21, 2005, Med-Design entered into an Agreement and Plan of Merger and Reorganization (as amended on March 6, 2006, the “Merger Agreement”) with Specialized Healthcare Products International, Inc., a Delaware corporation (“SHPI”), and certain of its subsidiaries. Under the Merger Agreement, Med-Design will merge (the “Merger”) with a subsidiary of SHPI, and shares of common stock of Med-Design will be converted into shares of SHPI. The Merger is subject to approval of stockholders of SHPI and Med-Design and other customary closing conditions. It is anticipated that a special meeting of stockholders of Med-Design to consider approval and adoption of the Merger Agreement will be held in early May 2006 and that the transaction will be completed promptly thereafter.
     Med-Design is principally engaged in the design, development, licensing and subcontract manufacturing of safety medical devices intended to reduce the incidence of accidental needle sticks. The majority of the safety medical devices we design and develop incorporate our proprietary needle retraction technology. Our technology enables health care professionals to retract a needle into the body of the medical device for safe disposal without any substantial change in operating technique. Our product technology generally can be categorized into the following five groups:
•	hypodermic syringes used to inject drugs and other fluids into the body;

•	injectors used to inject drugs and other fluids into the body from a pre-filled cartridge, vial or carpule;

•	fluid collection devices used to draw blood or other fluids from the body;

•	venous and arterial access devices used to provide access to patients’ veins and arteries; and

•	specialty safety devices for needle-based and other applications.

     Med-Design designs our product technology to be similar to standard non-safety medical devices in appearance, size, performance and operation. We believe that this similarity is important, because health care professionals are more likely to accept safety products that do not require a change in operating technique from products they have traditionally used.
     Med-Design has licensed a number of applications of our product technology to medical device manufacturers, principally Becton Dickinson and Company (“BD”). In one instance, a product incorporating our product technology is subject to a collaborative arrangement between us and a device manufacturer. This product is the Safety Huber Needle acquired in April 2004. We will continue to explore additional opportunities to have selected products manufactured in this manner.
MED-DESIGN PRODUCTS
     Med-Design has designed and developed a number of products incorporating our needle retraction technology. Our products are similar in appearance, size and performance to standard non-safety products and are operated in essentially the same manner. A brief description of each of our products follows:
LICENSED PRODUCTS
     PRODUCTS LICENSED TO BECTON DICKINSON
     BD, a major medical technology company, is the principal licensee of our patented product technology. Pursuant to two licensing agreements, we have granted BD the exclusive worldwide rights to manufacture and market our patented product technology in three fields of use: injection syringe, IV catheters and blood collection. The agreements with BD provide for continuing royalty payments based upon BD’s net sales of the licensed product technology, subject to annual minimums.
     The following product technologies are currently under license to BD:
•	Safety Syringe (fixed needle). After the medication in the syringe has been delivered, the user applies a light amount of additional pressure in order to move the plunger slightly beyond the normal stop point, which causes the needle to automatically and fully retract into the body of the syringe. The fixed needle Safety Syringe can be manufactured with needles of various gauges and sizes, and barrels with various sizes. BD currently markets the BD Integra™ 3ml Syringe, which incorporates our Safety Syringe technology and was introduced in 2002.

•	Safety Syringe (luer needle). The luer needle Safety Syringe is a hypodermic needle with a mating needle/hub assembly.

•	Safety Tuberculin/Insulin Syringe. The Safety Tuberculin/Insulin Syringe is a smaller version (1ml) of the fixed needle Safety Syringe. BD launched the BD Integra™ 1ml Syringe, which incorporates our Safety Tuberculin/Insulin Syringe technology on a limited scope in the United States in February 2004 with full launch in January 2005.

•	Safety Blood Collection Needle. The Safety Blood Collection Needle is compatible with substantially all standard blood collection needle accessories. After sufficient fluids have been extracted from the body, by depressing a conveniently located button on the barrel of the device, the needle automatically and fully retracts into the body of the device. The needle seals in place rendering it harmless and inoperable. BD currently markets the BD Vacutainer™ Push Button Collection Set, which incorporates our Safety Blood Collection Needle technology and was introduced in December 2003.

•	Safety Winged Blood Collection Set. The Safety Winged Blood Collection Set uses a smaller diameter needle than the Safety Blood Collection Needle and is an alternative to that device. It is compatible with substantially all standard blood collection needle accessories.

•	Safety IV Catheter. Catheters are inserted into veins or other areas of the body using a catheter insertion needle located within the flexible catheter tube. After the insertion needle is partially removed from the Safety IV Catheter, the needle automatically and fully retracts into the body of the catheter insertion device. The needle seals in place rendering it harmless and inoperable. BD currently markets the Autoguard Pro™ Shielded IV Catheter, which incorporates our Safety IV Catheter technology and was introduced in 2002.

•	Safety PICC Introducer. The Safety PICC Introducer is a catheter insertion device used to insert a peripherally inserted control catheter (PICC) for long term venous access to deliver fluids into a patient.

•	Safety Wing Needle Set/Catheter. The Safety Wing Needle Set/Catheter is used to continuously deliver fluids into a patient’s vein. The sharp end of the needle is completely shielded within the device, allowing intravenous fluid from a gravity bag or infusion pump to flow through the retracted steel needle. Upon completion of the infusion therapy, the Safety Wing Needle Set/Catheter may be removed from the patient with no possibility of an accidental needle stick.
     The licensing agreement with BD for the Integra™ Syringe initially provided for a two-tier royalty payment. A dispute arose in July 2002 between us and BD as to the appropriate amount of royalty payment for the BD Integra Syringe. We submitted the dispute to mediation and reached an agreement in January 2003 that resolved the dispute and provided that BD will pay us a royalty rate of 2.5% on all sales of the product in the U.S. and in all international markets where our retracting needle syringe patents are in force. The royalty rate is retroactive to the initial introduction date of May 2002 for the BD Integra™ 3ml Syringe and is also applicable to the BD Integra™ 1ml Syringe.
     ENPATH MEDICAL INC. (FORMERLY MEDAMICUS, INC.)
     Med-Design licensed to Enpath Medical Inc. the Safety Seldinger Device initially for venous access and subsequently for arterial access. We receive royalties from the sale of the device by Enpath Medical Inc. The Safety Seldinger Device agreement involves a lower volume, higher margin product directed to a specialized niche market segment. On December 29, 2004, we entered into Addendum Number Two to the Development and Licensing Agreement with Enpath Medical for the Safety Seldinger Device to eliminate the minimum purchase amount required in 2004 for Enpath to maintain exclusivity under the Development and Licensing Agreement. Revenue for this product was $59,303 for the year ended December 31, 2005 and $78,581 for the year ended December 31, 2004. We expect that future royalties from this product will decrease.
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

PORTFOLIO PRODUCTS
     Med-Design is seeking to license technology or enter into collaborative arrangements for a number of additional applications of our technologies described below. All of the products derived from these applications would incorporate our needle retraction technology.
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
SALES AND MARKETING
     Med-Design’s marketing efforts, with respect to our portfolio products, focus upon identifying, principally through the use of publicly available information, market leaders in the pharmaceutical and medical device industries who we believe have either a desire to incorporate safety applications in their existing products or who have the ability to distribute our products. We seek collaborative arrangements with these companies under which we would manufacture or arrange to have manufactured our products or through which our needle retraction technology is applied to their existing products.
     Med-Design’s marketing efforts, with respect to our contract manufactured products, focus on identifying buying groups and distributors through trade shows and business contacts and working with sales representatives to improve name recognition and knowledge of our products.
     In addition to direct marketing efforts, safety needle legislation and our relationship with BD have increased industry awareness of our products.

RESEARCH AND DEVELOPMENT
     Our research and development efforts in the past have focused primarily upon the design and development of our needle retraction technology and the design and development of specific applications of our technology for incorporation into the products described above as well as, in certain instances, the equipment necessary to assemble the products. Research and development expenses were $879,491, $1,187,835 and $1,484,891 in 2005, 2004 and 2003, respectively. Our research and development efforts going forward will focus primarily upon:
•	The modification and improvement of our current product technology in response to market research and input from health care professionals; and

•	The development of new safety medical devices in response to the specific requests and needs of our licensees and potential strategic collaborators.
    Our research and development staff consisted of one employee as of December 31, 2005.
FACILITIES AND MANUFACTURING
     Med-Design primary focus has been on the design, development and licensing of safety medical devices. To date, in most cases, our licensees have arranged for manufacturing of products incorporating the technology licensed from us. In 2004, to enhance our efforts with potential partners that do not possess manufacturing capabilities, we entered into an OEM Manufacturing Agreement with PEDI for the manufacture of our Safety Huber Needle. Under the terms of the agreement, we purchased the equipment, component parts and molds necessary for PEDI to manufacture the Safety Huber Needle.
     Med-Design will continue to explore additional opportunities to manufacture selected products pursuant to collaborative arrangements in which our strategic collaborators will be responsible for marketing and distribution. We expect that these products would involve production levels that are substantially lower than the products of the type licensed to BD.
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
     We lease an approximately 26,000 square foot facility in Ventura, California. In addition to our corporate offices, the facility includes space for the following:
•	A research and development laboratory equipped with assembly and

•	Test equipment for concept modeling and product development.
GOVERNMENT REGULATION
     Med-Design products are subject to regulation by the United States Food and Drug Administration (FDA) under a number of statutes, including the Federal Food, Drug and Cosmetic Act (FDCA). The FDA regulates, among other things, the research, development, testing, manufacture, packaging, labeling, storage, handling, distribution, advertising and promotion of medical devices in the United States. Our medical devices must be cleared or approved by the FDA before they can be sold in the United States.
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
     Since we will commercially market and have manufactured some of the products we develop, separate from our current or any future license agreements, we may be required to file for Section 510(k) clearance, or possibly pre-market approval, for such products. In that case, we would be subject to device user fees. The Medical Device User Fee and Modernization Act, enacted in 2002, authorizes the FDA to assess and collect user fees for Section 510(k) premarket notifications and premarket approval applications filed on or after October 1, 2002. Fees for fiscal year 2005 range from $3,502 for Section 510(k) premarket notifications to $239,237 for PMAs, although fee reductions are available for companies qualifying as small businesses. If we commercially manufacture and market devices, we also would be required to comply with FDA post-market reporting requirements, including the submission of reports on certain adverse events and malfunctions, and requirements governing the promotion of medical devices. In addition, modifications to our devices may require the filing of new 510(k) submissions or pre-market approval supplements, and we will need to comply with FDA regulations governing medical device manufacturing practices. The FDA and the California Department of Health Services (DHS) require medical device manufacturers to register as such and subject them to periodic FDA and DHS inspections of their manufacturing facilities. The FDA requires that medical device manufacturers produce devices in accordance with the FDA’s current Quality System Regulation (QSR), which governs the methods, facilities and controls used for the design, manufacture, testing, packaging, labeling and storage of medical devices.
     There is a different set of regulatory requirements in place for the European Union (EU). In the EU the company putting a medical device onto the market must comply with the requirements of the Medical Devices Directive (MDD) and affix the CE mark to the product to attest to such compliance. To achieve this, the medical devices in question must meet the “essential requirements” defined under the MDD relating to safety and performance, and the relevant company must successfully undergo a verification of its regulatory compliance by a third party standards certification provider, referred to in the legislation as a “Notified Body.” The nature of the assessment will depend on the regulatory class of products concerned, which in turn determines the precise form of testing to be undertaken by the Notified Body.
     The requirements of the MDD must be complied with by the “manufacturer of the device,” which is defined as the party responsible for the design, manufacture, packaging and labeling of the device before it is placed on the EU market, regardless of whether these operations are carried out by this party or on its behalf.
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

COMPETITION
     The safety medical device market is highly competitive. Licensees of our products and our other strategic collaborators compete in the United States and abroad with the safety products and standard products manufactured and distributed by companies such as:
•	Tyco International, Inc. (Kendall Healthcare Products Company),

•	B. Braun,

•	Terumo Medical Corporation of Japan, and

•	Johnson & Johnson.
     Developers of safety medical devices which we compete against for license and collaborative arrangements with medical device and pharmaceutical companies include:
•	New Medical Technologies,

•	Retractable Technologies, Inc.,

•	Univec, Inc.,

•	Specialized Health Products International, and

•	Safety Syringes, Inc.
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
LEGISLATION
     Regulatory actions at the federal and state level promote the use of safety needles to reduce the risk of accidental needlesticks. On July 1, 1999, California, through its state Occupational Safety and Health Administration (OSHA) program, began requiring the use of safety needles. Other states have passed similar legislation.
     On November 6, 2000, President Clinton signed the Needlestick Safety and Prevention Act amending OSHA’s Bloodborne Pathogens Standard to require that employers implement the use of safer medical devices in their facilities. To implement the statutory mandates in the Needlestick Safety and Prevention Act, OSHA issued a number of further revisions to its Bloodborne Pathogens Standard. The revised standard became effective on April 18, 2001, and imposes several needle device safety requirements on employers, including:
•	Evaluation and implementation of safer needle devices as part of the re-evaluation of appropriate engineering controls during an employer’s annual review of its exposure control plan;

•	Documentation of the involvement of non-managerial, frontline employees in choosing safer needle devices; and

•	Establishment and maintenance of a sharps injury log for recording injuries from contaminated sharps.

     On November 27, 2001, OSHA issued a compliance directive (CPL 2-2.69) that advises OSHA’s regional offices on the proper interpretation and enforcement of the revised Bloodborne Pathogens Standard provisions. The compliance directive confirms that the consideration of safer needle devices in annually reviewing and updating the exposure control plan is a critical element of the Bloodborne Pathogens Standard. The compliance directive also stresses that the standard requires employers to use engineering controls (e.g., safer needle devices) if such controls will remove or eliminate the hazards to employees. As a result of these regulatory actions, the demand for safety medical devices has increased, and we believe that this demand will continue to increase.
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
     We have 30 United States patents with expiration dates ranging from April 29, 2007 to July 26, 2021 covering our retractable needle technology and specific product applications based upon our technology. In addition, we have 31 foreign national patents and 13 European patents covering at least 10 countries, with expiration dates ranging from November 7, 2010 to August 28, 2019. We also have 19 United States, 60 foreign national, 7 European and 1 international patent applications pending. We also have a United States design patent based on one of our products, in addition to 6 foreign national design registrations.
CODE OF ETHICS
     Med-Design has adopted a Code of Ethics that applies to all Company directors, officers, and employees. The Code of Ethics is posted on the Company’s website, www.med-design.com — Investor Relations: Corporate Governance.
EMPLOYEES
     As of December 31, 2005, we had 10 full-time employees and 1 part-time employee, most of whom were located at our corporate offices.
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
ITEM 1A — RISK FACTORS
WE HAVE A HISTORY OF NET LOSSES AND ANTICIPATE WE WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.
     We have incurred significant losses since inception. As of December 31, 2005, our accumulated deficit was $54,299,781. Among other things, our ability to achieve profitability is dependent upon:
•	The successful marketing of products incorporating our technology by licensees;

•	The successful marketing of products acquired through purchases;

•	Our ability to license additional product technologies that are not currently subject to licenses or have products incorporating our technology distributed through joint venture or similar arrangements; and

•	Our ability to develop additional products incorporating our core technology.

     We have licensed to BD several of our product technologies. Four products subject to the license have been launched to date, the latest of which is the 1ml version of the Integra™ in January 2005. We are unable to predict whether BD’s marketing efforts will be successful and whether the licenses will generate meaningful revenues for us. If our licensees are not successful in marketing products incorporating our technology, if we are not successful in marketing products acquired through purchases, such as the Safety Huber Needle, and if we are not successful in licensing or entering into other suitable arrangements relating to the sale of additional products incorporating our technology, we may never generate meaningful revenues, in which case our long-term viability would be threatened.
WE ARE DEPENDENT UPON OUR LICENSING AGREEMENTS WITH BD, AND IF BD IS NOT SUCCESSFUL IN SELLING, OR DETERMINES NOT TO PURSUE THE SALE OF, PRODUCTS INCORPORATING TECHNOLOGY LICENSED FROM US, OUR BUSINESS WILL BE HARMED.
Although we have increased our product sales, to date, a substantial portion of our revenues have been derived from “up front” license payments made by BD and Enpath Medical Inc. (formerly Medamicus) under license agreements with us. We anticipate that royalty payments from BD related to sales of products incorporating our technology will represent a substantial portion of our revenues for at least the next twelve months. BD has the right to terminate its license agreement with us upon 60 days’ notice and would be subject to no further funding obligations to us with respect to the products incorporating our technology licensed under the agreement. The ability of BD to sell products subject to the license agreement will depend on competitive factors and the resources BD commits to the sale of the products. The extent to which BD commits its resources to the sale of products is entirely within BD’s control. BD is not obligated to pursue the development and commercialization of these products. Therefore, our licensing arrangements with BD may not result in the successful commercialization of products incorporating our technology and may not generate any future royalty payments. If BD terminates the licensing agreements, is unsuccessful in developing or selling the products subject to the license agreement or otherwise determines not to pursue the development and sale of these licensed products, our business will be significantly harmed.
IF WE ENGAGE IN ANY ACQUISITION OR BUSINESS COMBINATION, WE WILL INCUR A VARIETY OF RISKS THAT COULD ADVERSELY AFFECT OUR BUSINESS OPERATIONS.
     From time to time we have considered, and should the Merger with a subsidiary of SHPI not occur for any reason, we will continue to consider in the future, strategic business initiatives intended to further the development of our business. These initiatives may include acquiring businesses, technologies or products or entering into a business combination with another company. For example, we purchased the Safety Huber Needle business from Luther Needlesafe, Inc. on April 1, 2004. The transaction was accounted for as an acquisition of a business. If we continue to pursue such a strategy, we could, among other things:
•	Issue equity securities that would dilute our stockholders’ percentage ownership;

•	Utilize substantial cash resources and incur substantial debt, which may place constraints on our operations;

•	Spend substantial operational, financial and management resources in integrating new businesses, technologies and products;

•	Assume substantial actual or contingent liabilities; or

•	Merge, or otherwise enter into a business combination with, another company, in which our stockholders would receive cash or shares of the other company, or a combination of both, on terms that our stockholders might not deem desirable.
     Moreover, any strategic business initiative may not provide anticipated benefits and could, if unsuccessful, hurt our long-term business prospects.

IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS AS REQUIRED, WE MAY HAVE TO REDUCE THE SCOPE OF, OR CEASE, OUR OPERATIONS.
     We believe that we have sufficient funds to support our planned operations and capital expenditures for at least the next twelve months, should the Merger with a subsidiary of SHPI not occur for any reason. The availability of resources over a longer term will be dependent on our ability to enter into licensing agreements and to receive royalty payments from our current and future licensees, the ability of Alliance Medical to successfully market the Safety Huber Needle and our ability to enter into, and profitably operate under joint venture or similar arrangements. If we are unsuccessful in negotiating additional agreements, or if licensing revenues are insufficient to support operations, we may seek to raise funds through public or private equity offerings or debt financings.
     If we raise additional capital by issuing equity securities, our stockholders’ percentage ownership will be reduced, and our stockholders may experience substantial dilution. Any equity securities issued in future equity offerings may provide rights, privileges or preferences superior to our common stock. If we raise additional funds by issuing debt securities, we may be subject to significant restrictions on our operations. If we raise additional funds through joint ventures or other collaborations and license arrangements, we may be required to relinquish rights to our technology or products incorporating our technology or grant licenses on terms that are not favorable to us.
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
     Even if our licensees obtain the necessary approvals or clearances, later problems with the product could cause the FDA to suspend or revoke the approvals or clearances. Also, if the FDA authorizes marketing of products incorporating licensed technology, our licensees will be subject to continuing requirements governing, among other things, modifications made to the products’ labeling, the claims that can be made for the products, reporting of adverse events and recalls and manufacturing processes. We could confront similar difficulties and obstacles if, in connection with joint venture or similar arrangements, we directly pursued regulatory approvals or clearances. Failure to comply with the FDA’s requirements can result in issuance of FDA Warning Letters, agency refusal to approve or clear products, revocation or withdrawal of approvals previously granted, product seizures, injunctions, recalls, operating restrictions, limitations on continued marketing and civil and criminal penalties.
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

     The responsibilities for compliance with the CE requirements lies with the “manufacturer of the device,” which is defined in the Medical Devices Directive (MDD) as the party responsible for the design, manufacture, packaging and labeling of the device before it is placed on the EU market, regardless of whether these operations are carried out by this party or on its behalf. Accordingly, we rely upon our licensees and strategic collaborators under whose names products incorporating our technology are marketed to satisfy the necessary compliance criteria, and if our licensees do not devote sufficient resources to this process, our ability to receive royalties from the sale of the products by the licensees and strategic collaborators will be diminished. Furthermore, the licensees and strategic collaborators may not be able to satisfy the necessary requirements to allow marketing of products based on our technology in a timely fashion or at all.
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
     Our Safety Huber Needle is manufactured for us by a contract manufacturer. In addition, should the Merger not occur for any reason, we plan to manufacture and market additional products incorporating our technology, through joint ventures or other contractual arrangements under which third parties manufacture and, in some instances, sell our products. Our current contractual arrangements require, and any future contractual arrangements into which we enter will require, us to seek separate clearance or approval by the FDA of these products, to pay user fees for applications filed and to comply with ongoing FDA requirements for submission of safety and other post-market information. Moreover, obtaining FDA approval or clearance to market a product can be a lengthy and costly process, which in some cases involves extensive clinical studies. We may not be able to obtain the necessary FDA authorizations to enable marketing of products incorporating licensed technology in a timely fashion, or at all. Even if we obtain the necessary approvals for clearances, later problems with the product could cause the FDA to suspend or revoke the approvals or clearances. These arrangements also may involve our assumption of commercial manufacturing responsibility with respect to some of our products. If we engage in commercial manufacturing, we will be required to adhere to requirements pertaining to the FDA’s current Quality System Regulation, commonly known as the QSR. The current QSR requirements govern the methods, facilities and controls used for the manufacture, testing, design, packaging, labeling, storage and distribution of medical devices. Compliance with QSR requirements will involve continued expenditure of time, money, and effort. We may not be able to comply with current QSR regulations or other FDA regulatory requirements, resulting in delay or inability to manufacture the products. To the extent that we utilize contract manufacturers, those manufacturers will be subject to the QSR and other requirements described above.
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
WE ARE DEPENDENT ON OUR LICENSEES AND CONTRACT MANUFACTURERS FOR THE MANUFACTURE OF PRODUCTS INCORPORATING OUR TECHNOLOGY.
     We previously have relied on our licensees to arrange for the commercial manufacture of products incorporating our technology. Our licensees generally manufacture products incorporating our technology at their own facilities. Pursuant to an agreement we assumed in connection with our purchase of the Safety Huber Needle business from Luther, PEDI is manufacturing our Safety Huber Needles. Contracting with third parties or relying on licensees to manufacture products incorporating our technology presents the following risks:

•	Delays in the manufacture of the products could have a material adverse effect on the marketing of the products;

•	The manufacturers may not comply with requirements imposed by the FDA or other governmental agencies, which are described in the preceding risk factor;

•	We may have to share intellectual property rights to improvements in the manufacturing processes or new manufacturing processes for the products;

•	In those instances where we seek third party manufacturers, we may not be able to locate acceptable manufacturers or enter into favorable long-term agreements with them; and

•	We may not be able to find substitute manufacturers, if necessary.
     Any of these factors could delay commercialization of products incorporating our technology and adversely affect the sale of the products and our license or joint venture revenues.
IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, OR TO AVOID INFRINGING THE RIGHTS OF OTHERS, OUR ABILITY TO COMPETE EFFECTIVELY WILL BE IMPAIRED.
Our intellectual property consists of patents, licenses, trade secrets and trademarks. Our success depends in part on our ability to:
•	Obtain and maintain patents and other intellectual property;

•	Establish and maintain trademarks;

•	Operate without infringing the proprietary rights of others; and

•	Otherwise maintain adequate protection of our technology and products in the United States and other countries.
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
     We may become involved in litigation or interference proceedings declared by the U.S. Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States. If any of our competitors have filed patent applications or obtained patents that claim inventions that we also claim, we may have to participate in an interference proceeding to determine who has the right to a patent for these inventions in the United States. If a litigation or interference proceeding is initiated, we may have to spend significant amounts of time and money to defend our intellectual property rights or to defend against infringement claims of others. Litigation or interference proceedings could divert our management’s time and effort. Even unsuccessful claims against us could result in significant legal fees and other expenses, diversion of management time and disruption in our business. Any of these events could harm our ability to compete and adversely affect our business.

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
PRODUCTS INCORPORATING OUR TECHNOLOGY MAY NOT ACHIEVE MARKET ACCEPTANCE.
     The use of safety needles is relatively new. Although the market for syringes, fluid collection devices and infusion therapy devices is large, actual sales of products incorporating our technology have not been significant. Sales of products incorporating our technology will depend mostly upon our licensees’ ability to demonstrate the operational and safety advantages of products incorporating our technology compared to standard syringes, fluid collection devices and infusion therapy devices, and safety medical devices developed by competitors. Our licensees and others who have contracted to sell products incorporating our technology may be unable to sell products due to the higher cost of safety medical devices relative to standard medical devices. There may never be a significant demand for products incorporating our technology.
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
OUR MARKETS ARE HIGHLY COMPETITIVE.
     The safety medical device market is highly competitive. Products incorporating our technology will compete in the United States and abroad with the safety products and standard products manufactured and distributed by companies such as:
•	Tyco International, Inc. (Kendall Healthcare Products Company),

•	B. Braun,

•	Terumo Medical Corporation of Japan, and

•	Johnson & Johnson.
     Developers of safety medical devices against whom we compete include:
•	New Medical Technologies,

•	Retractable Technologies, Inc.,

•	Univec, Inc.,

•	Specialized Health Products International, Inc., and

•	Safety Syringes, Inc.
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
OUR STOCK PRICE IS VOLATILE.
     Historically, our stock price, like the market price of the securities of other companies engaged in the design and development of medical devices, has fluctuated widely. In this regard, the closing price per share of our stock as reported by Nasdaq declined from $42.15 on July 26, 2001 to $0.56 on March 28, 2006. Should the merger not occur for any reason, our stock price may be subject to similar future fluctuations in response to:
•	announcements regarding technological innovations by us or our competitors;

•	the licensing of products or the formation of joint ventures or similar arrangements by us or our competitors;

•	government regulatory action regarding products incorporating our technology;

•	the development of new products by us or our competitors;

•	general conditions in the medical device industry;

•	quarter-to-quarter variations in operating results; and

•	our failure to meet analysts’ expectations.
     Investors may lose money upon the resale of our shares.
OUR COMMON STOCK IS SUBJECT TO DILUTION.
     As of December 31, 2005, there were 16,874,486 shares of our common stock issued and outstanding. In addition, an aggregate of 3,384,101 additional shares of our common stock are issuable pursuant to stock options granted under our Non-Qualified Stock Option Plan and warrant agreements. As of March 1, 2006, 254,197 shares of our common stock were available for issuance under our Non-Qualified Stock Option Plan. Our common stock may be subject to further dilution should we offer our equity securities in the future.
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
     Should the Merger not occur for any reason various provisions of our certificate of incorporation and bylaws and Delaware law could delay or prevent a third party from acquiring shares of our stock.
     We have an authorized class of 4,700,000 shares of preferred stock, none of which are issued and outstanding. The Board of Directors has the authority, without shareholder approval, to issue preferred stock in one or more series and to fix the relative rights and preferences of the preferred stock, including their redemption, dividend and conversion rights. The issuance of preferred stock could have the effect of delaying, deterring or preventing a change in control.
     Section 203 of the Delaware General Corporation Law generally prohibits a public Delaware Corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. “Business combination” is defined to include mergers, asset sales and other specified transactions resulting in a financial benefit to the interested stockholder. An “interested stockholder” is defined as a person who, together with affiliates and associates, owns (or, within the prior three years, did own) 15% or more of a corporation’s voting stock. Section 203 may discourage transactions in which our stockholders might otherwise receive a premium for their shares over the then current price and may limit our stockholders’ ability to approve transactions even if they believe the transaction is in their best interests.
ITEM 1B. UNRESOLVED STAFF COMMENTS:
None
ITEM 2. PROPERTIES
     We lease a facility of approximately 26,000 square feet in Ventura, California. In addition to our corporate offices, the facility includes space for the following:
•	A research and development laboratory equipped with assembly

•	Test equipment for concept modeling and product development;
Our annual lease payments for this facility are approximately $16,300, subject to 3% increases, and the lease expires on October 31, 2008. We are seeking to find a subtenant for this space.

ITEM 3. LEGAL PROCEEDINGS
     In November 2005 Becton Dickinson filed a lawsuit in Delaware against Med-Design. The lawsuit involves inventorship issues concerning certain patent rights owned by Med-Design. We have had recent negotiations with counsel from Becton Dickinson and anticipate that the inventorship issues should be resolved with a final Settlement Agreement in the near future and the lawsuit filed by Becton Dickinson thereafter dismissed.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock trades on the Nasdaq Captial Market under the symbol “MEDC.”.On March 17, 2006, Med-Design received a letter from the Nasdaq Stock Market indicating that Med-Design has not achieved compliance with the $1.00 minimum bid price requirement for continued listing under Marketplace Rule 4310 (c)(4) and that its common stock was subject to delisting from The Nasdaq Capital Market on March 24, 2006. Med-Design requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff determination, which hearing will take place on April 12, 2006. The hearing stayed the delisting of Med-Design’s securities pending the Panel’s decision. There can be no assurance the Panel will grant Med-Design’s request for continued listing. Set forth below are the high and low sales prices of our common stock, as reported by Nasdaq, during each of the quarterly periods in 2004 and 2005.
MARKET INFORMATION

FISCAL YEAR ENDED DECEMBER 31, 2004	HIGH	LOW
First Quarter	$4.80	$3.50
Second Quarter	3.88	1.66
Third Quarter	2.09	0.86
Fourth Quarter	1.48	0.89

FISCAL YEAR ENDED DECEMBER 31, 2005	HIGH	LOW
First Quarter	$1.39	$0.79
Second Quarter	0.85	0.52
Third Quarter	0.71	0.45
Fourth Quarter	0.69	0.45
     On March 28, 2006, the last reported price of our common stock was $0.56.
STOCKHOLDERS
     As of March 22, 2006, we estimate that we had approximately 107 holders of record of our common stock. We believe that the number of beneficial holders of our stock is greater.
DIVIDENDS
     We have never paid dividends, and should the Merger not occur, we do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected historical consolidated financial information of Med-Design with respect to the years ended December 31, 2005, 2004, 2003, 2002 and 2001. On April 1, 2004, Med-Design acquired the assets of the Safety Huber Needle business of Luther Needlesafe Products Inc. Sales of this product in 2004 were $1,011,641, representing 57% of the revenue for 2004. For 2005, product sales were $2,263,132, which represents 67.2% of total revenue for the year. The information set forth below at December 31, 2005 and 2004 and for the years then ended is derived from the consolidated financial statements which have been audited by BDO Seidman, LLP, independent registered public accounting firm, as indicated in their report which is included elsewhere herein. Med-Design’s consolidated financial statements as of, and for the years ended, December 31, 2003, 2002 and 2001 were audited by another auditor. The selected historical consolidated financial information of Med-Design should be read in conjunction with the consolidated financial statements of Med-Design, and the Notes thereto, included elsewhere herein, and Med-Design’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Historical results are not necessarily indicative of results to be expected for any future period.

	2005	2004	2003	2002	2001
Year ended December 31,:
Revenue	$3,366,108	$1,773,507	$826,725	$474,325	$2,330,000
Net loss	(4,858,702)	(6,161,348)	(6,046,489)	(8,081,061)	(4,026,991)
Net loss per common share	$(0.29)	$(0.37)	$(0.42)	$(0.67)	$(0.38)

At December 31,:
Total Assets	$18,890,101	$24,176,933	$28,546,429	$16,989,224	$8,259,960
Long-term payable	$232,284	$456,342	$—	$1,506	$4,086
Total stockholders’ equity	$17,893,380	$22,506,815	$27,764,657	$16,037,836	$7,883,559
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Med-Design is party to the Merger Agreement with SHPI and certain of its subsidiaries. Under the Merger Agreement, Med-Design will merge with a subsidiary of SHPI, and shares of common stock of Med-Design will be converted into shares of common stock of SHPI that will represent approximately 33% of the outstanding common stock of SHPI. The Merger is subject to approval of stockholders of SHPI and Med-Design and other customary closing conditions. It is anticipated that a special meeting of stockholders of Med-Design to consider approval and adoption of the Merger Agreement will be held in early May 2006 and that the transaction will be completed promptly thereafter.
     Med-Design considers the following to be the most important matters on which management focuses in evaluating its operating performance and financial condition.
     Revenue Growth. Med-Design believes that revenue growth is the key factor affecting its results of operations. Its revenues have historically consisted of royalties and up-front licensing fees. In 2005, Med-Design recognized a majority of its revenues from sales of its Safety Huber Needle. Its arrangement regarding the sale of the Safety Huber Needle, under which Med-Design has contracted for manufacture and distribution of the product and purchased the sublicense rights to the intellectual property, provides Med-Design with an expanded safety product line and provides greater potential for per unit revenues than would be the case with a licensed product. Med-Design believes its short term revenue growth will largely be dependent on its ability to gain market share in the expanding Safety Huber Needle market and the efforts of Becton Dickinson and Company (“BD”) in selling products incorporating technology licensed from Med-Design. Sales of the Safety Huber Needle in 2005 were below management’s expectations. Med-Design evaluated the realization of the acquired license rights under SFAS 144 and concluded that there was sufficient undiscounted cash flows to support the carrying value amount. Med-Design will continue to evaluate the realization of the assets and record an impairment charge if necessary. Management continues to provide the distributor of the Safety Huber Needle with sales assistance and other support in an effort to increase sales of the Safety Huber Needle. Med-Design cannot assure that this effort will achieve meaningful success.

     The extent to which BD commits its resources to the sale of its licensed technology products is entirely within BD’s control. Management has been disappointed with the pace of commercialization of these products in the past and has encouraged BD to accelerate its efforts. Although management is encouraged by the growth in sales of the BD Vacutainer™ Push Button Blood Collection Set and the limited launch of the 1ml version of the Integra™ Syringe in February 2004, management expected greater revenues to be generated in 2005.
     Med-Design received royalties from the sale of the Safety Seldinger Device from Enpath Medical, Inc. (formerly Medamicus). Royalties from this product were approximately $120,000 in 2003 and declined to approximately $59,303 in 2005. Enpath’s major customer decided to use a non-safety version of Seldinger, and sales declined significantly. On December 29, 2004, Med-Design entered into Addendum Number Two to the Development and Licensing Agreement with Enpath Medical, Inc. for the Safety Seldinger Device to eliminate the minimum purchase requirement to maintain exclusivity. We expect the future royalties from this product will decrease.
     Management was also disappointed with the sales of the 1Shot Safety Dental Syringe. This product, which Med-Design had contract manufactured, was launched in June 2003. Revenue was approximately $19,000 in 2004, $720 in 2005. In the first quarter of 2005, Med-Design assessed the position of the 1 Shot Safety Dental Syringe in the marketplace and its relationship with the exclusive distributor of the product, Sultan Chemists, and decided to discontinue production of the product.
     Med-Design relies on its licensees to provide it with sales information in order to calculate the royalties due to Med-Design as a result of sales. While Med-Design has to date relied on this sales information without independent verification, it is currently developing appropriate procedures to verify this information in the future and will have such information audited when it deems it appropriate.
     Liquidity. Med-Design has historically generated cash principally from issuances of equity and up-front licensing fees. In 2005, revenue from sales of the Safety Huber Needle and the royalty payments from BD also contributed cash but considerably less than necessary to support operations. Although Med-Design believes that its cash and available for sale securities are sufficient to support ongoing operations for at least the next twelve months, should the merger not occur, Med-Design’s ultimate success depends on our ability to generate sufficient revenues to support operations. If Med-Design could not generate sufficient revenues to support operations, it would likely have to rely upon debt or equity financing. There is no assurance Med-Design will be able to obtain such financing.
RESULTS OF OPERATIONS
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Total revenue was $3,366,108 in 2005, as compared to revenue of $1,773,507 in 2004. Revenue in 2005 reflects $2,263,132 in sales of the Safety Huber Needle, royalties of $992,953 from BD and $59,303 from Enpath Medical, Inc., $50,000 in development fees from Atrix Labs and $720 in sales from the Safety Dental Syringe. Revenue in 2004 reflected $1,011,641 in sales of the Safety Huber Needle, all of which occurred after Med-Design’s acquisition of the Safety Huber Needle Business in April 2004, royalties of $664,341 from BD and $78,581 from Enpath Medical Inc., and $18,944 from sales of the 1 Shot Safety Dental Syringe.
     Product costs, which consist of $1,375,949 direct and indirect costs related to Med-Design’s contract manufactured products, the amortization of the investment in acquired licensed rights of $396,828, consulting expense of $99,996 and a write off of inventory of $260,093, were $2,132,866 for2005. Product costs for 2004 consisted of $942,535 of direct and indirect costs related to Med-Design’s contract manufactured products, the amortization of the investment is acquired licensed rights of $297,622, consulting expense of $75,000 and a write off of obsolete inventory of $154,000 due to design change.
     General and administrative expenses were $4,624,441 in 2005, a decrease of $817,131 as compared to $5,441,572 in 2004. The decrease in general and administrative expenses was due primarily to a decrease in stock based compensation of $398,538, a decrease in accounting fees related to the Sarbanes Oxley Act of $250,000, a decrease in expenditures for employee compensation of $146,043 and a decrease in travel expenses of $98,000, offset by increases in the Merger transactional expenses of $452,000.

     Research and development expenses were $879,491 in 2005, a decrease of $308,344 as compared to research and development expenses of $1,187,835 in 2004. The decrease was due primarily to a reduction of expenditures for employee compensation. Med-Design has focused its R&D activities on design changes to the Safety Huber Needle driven by the preferences expressed by potential customers and therefore Med-Design is comfortable reducing employee related expenditures.
     Interest income was $478,545 in 2005, a decrease of $113,043 as compared to $591,588 in 2004. The decrease was due to a decrease in invested cash as a result of its being used in the operations of the business and for reduction of the long-term payable.
     Realized loss on investments was $334,167 for year ended December 31, 2005. Med-Design divested its investments in securities with maturities over 20 months in accordance with the provisions of the Merger Agreement with SHPI, which generated realized losses that we would not have ordinarily sustained.
     Included in the operating loss for the year ended December 31, 2005 is the write off of fixed assets of $464,397 related to the Safety Dental Syringe, a product Med-Design discontinued in the first quarter of 2005. Also goodwill of $232,053 related to the acquisition of the Safety Huber Needle business was written off in the fourth quarter of 2005.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
     Total revenue was $1,773,507 in 2004, as compared to revenue of $826,725 in 2003. Revenue in 2004 reflects $1,011,641 in sales of the Safety Huber Needle, all of which occurred after Med-Design’s acquisition of the Safety Huber Needle business in April 2004, royalties of $664,341 from BD and $78,581 from Enpath Medical, Inc. and $18,944 from sales of the1Shot Safety Dental Syringe. Revenue in 2003 reflected sales of the 1Shot Safety Dental Syringe of $168,471 and royalty payments from the sale of Med-Design’s licensed products of $658,254.
     Product costs, which consist of $942,535 direct and indirect costs related to Med-Design’s contract manufactured products, the amortization of the investment in acquired licensed products of $297,622, consulting expense of $75,000 and a write-off of inventory obsolete due to design change of $154,000, were $1,469,581 for the period ended December 31, 2004. Product costs for the period ended December 31, 2003 consisted of direct and indirect costs related to the Safety Dental Syringe sales of $153,953.
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
     Research and development expenses were $1,187,835 in 2004, a decrease of $297,056, as compared to research and development expenses of $1,484,891 in 2003. The decrease was due primarily to a reduction in expenditures for employee compensation resulting from a reduction in work force. Med-Design has focused its R&D activities on design changes to its current portfolio driven by the preferences expressed by potential customers, and therefore Med-Design is comfortable reducing employee related expenditures.
     Investment income was $591,588 in 2004, a decrease of $64,653 as compared to $526,935 in 2003. The decrease was due to a decrease in invested cash resulting from the purchase of the assets of the Safety Huber Needle business.
     Realized loss on investments were $401,319 for the year ended December 31, 2004. Med-Design sold fixed income securities which yielded lower rates of interest to avoid further deterioration of its portfolio in a rising interest market. The securities were sold in September 2004 at a loss of $340,000.
Liquidity and Capital Resources
     At December 31, 2005 our cash, cash equivalents and available for sale securities totaled $9,940,827, as compared to $14,600,270 at December 31, 2004, a decrease of $4,659,443, or 31.9%.

     In 2005, Med-Design’s principal sources of cash were $1,052,256 of royalties from the sale of its licensed products, $2,263,852 from the sale of its contract manufactured products and the net sale of investment securities of $1,548,679. However, available for sale securities decreased by $1,779,889 from 2004 to 2005. In 2004 Med-Design’s principal sources of cash were $1,116,614 of royalties from the sale of our licensed products, $928,173 from the sale of our contract manufactured products and the net sale of investment securities of $8,811,613. However, available for sale securities decreased by $9,195,030 from 2003 to 2004. In 2003, Med-Design’s principal source of cash were the proceeds of approximately $16,000,000 from our August 2003 private placement of common stock, the $2,241,329 of cash generated from the sale of Enpath Medical, Inc. common stock and royalties of $329,398 from the sale of Med-Design’s licensed products.
     Med-Design’s primary uses of cash in 2005 consisted of general and administrative costs, including cash payments of $2,097,679 for salaries, research and development costs, transactional expenses and the payment of the long-term payable. Med-Design’s primary uses of cash in 2004 consisted of general and administrative costs, including cash payments of $2,036,799 for salaries and research and development costs and the purchase of the Safety Huber Needle business of $5,901,240. General and administrative costs in 2003 included cash payments of $2,115,645 for salaries and research and development costs.
     At December 31, 2005, Med-Design had a revolving line of credit under which the Company may borrow up to $3,000,000 with Wells Fargo Bank. The facility is collateralized by the Company’s investments held by Wells Fargo Bank. Any borrowing would bear interest at LIBOR plus 1.75%. There are no financial covenants. The facility expires on July 31, 2006 and there is no assurance that the Company will be successful in negotiating a continuation of the availability of the line of credit or term that will be available to the Company, should the Merger not occur. There are no amounts outstanding under the agreement.
     Med-Design believes that it has sufficient funds to support its planned operations for at least the next twelve months, should the merger not occur. The availability of resources over a longer term will be dependent on our ability to increase sales of our manufactured products and royalty payments we receive from our licensees, enter into new licensing agreements, enter into and profitably operate under collaborative arrangements, and raise additional equity or debt financing. Med-Design has not generated sufficient cash flows from operations to support its operations on an on-going basis and anticipate that it may need to seek additional sources of funding in the future. If Med-Design is unsuccessful in negotiating additional agreements, or if licensing revenues and revenues from sales of Med-Design’s manufactured products are insufficient to support its operations, Med-Design may be required to reduce the scope of, or cease, its operations.
Contractual Obligations
Med-Design’s contractual obligations as of December 31, 2005 consist of the following:

	Payments due by period
	Total	Less than 1 year	1-3 years
Operating lease obligations	$554,590	$197,233	$357,357
Employment agreement obligations	251,724	221,939	29,785
Obligations under Luther agreement	500,000	250,000	250,000
Consulting agreement – Luther	225,000	100,000	125,000
Consulting agreement – Donegan	131,809	131,809	—

Total	$1,663,123	$900,981	$762,142

     During 2003, Med-Design renewed our lease for office space in Ventura, California. The renewal is for five years beginning November 1, 2003 and terminating October 31, 2008. The current base rent is $16,243 per month and can be increased annually by 3%.
     On October 14, 2004, James M. Donegan resigned as President and Chief Executive Officer of Med-Design. Mr. Donegan and Med-Design executed a Separation Agreement and Release on October 14, 2004. Pursuant to the agreement, Mr. Donegan has, and will continue to, make himself available on a part-time basis for consultation with Med-Design. Med-Design will pay Mr. Donegan an aggregate of $497,275 of which $346,304 was paid in bi-weekly installments through November 15, 2005 with the remaining balance of $150,971 paid or to be paid in bi-weekly installments from November 15, 2005 to November 16, 2006. In addition, Med-Design also accelerated 120,000 shares of Med-Design common stock at an exercise price of $3.25 per share, and granted options to purchase 30,000 shares of common stock at an exercise price of $0.92 per share. Med-Design also paid, through April 30, 2005, $2,500 per month to cover Mr. Donegan’s rent and utilities, and agreed to provide all benefits accrued or earned as of the date of the agreement.

     In November 2005, Med-Design agreed to prepay in full, in January 2006, its obligations set forth in the table above under the Luther Agreement and the Luther consulting agreement. In November 2005, Med-Design entered into an agreement to repay, at a discount, its obligations under the Luther Asset Purchase Agreement and Consulting Agreement. In January 2006, Med-Design paid $641,667. Of the payment, $442,529 was designated as payment in-full of the long-term liability in connection with the Asset Purchase Agreement and $199,138 was designated as a prepayment of the remaining obligations of the Consulting Agreement. The recorded amount of the long-term liability at the time of payment was $482,284, net of discount. The Company will recognize a gain of $39,755 on the extinguishment of the liability equal to the difference between the book value and payment in the first quarter of 2006.
Critical Accounting Policies and Estimates
     In preparing our financial statements, Med-Design is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on Med-Design’s financial condition and operating performance. Med-Design discusses below the more significant estimates and related assumptions used in the preparation of its consolidated financial statements. If actual results were to differ materially from the estimates made, the reported results could be materially affected.
     Patents. Med-Design capitalizes costs incurred in connection with patent acquisitions and patent applications. These costs are amortized using the straight line method over the estimated useful life of the patents, not to exceed the legal life. The statutory legal life of a patent is 20 years from the date of application. The carrying value of the patents are regularly reviewed by management for impairments whenever events or changes and circumstances indicate that the carrying amount may not be recoverable. Impairments, if any, are recognized when the expected future cash flows derived from the patent is less than the carrying value. The estimates of useful lives of the patents and expected future cash flows are based on a number of factors including product demand, market conditions, technology developments and the activities of Med-Design’s competitors. Med-Design does not believe that the value of any of its patents are impaired and does not believe that it is likely that there will be a change in the future. Historically, Med-Design has never recorded an impairment to the value of its patent portfolio. If future events or evaluations cause Med-Design’s management to conclude that the value of one or more patents is impaired, Med-Design may recognize significant losses, and its financial condition may be negatively affected, in the future.
     Investment in Acquired License Rights. Med-Design acquired the Safety Huber Needle business of Luther Needlesafe Products, Inc. Med-Design amortized the acquired license rights over 16 years, which represents both the term of the sublicense agreement and the expiration date related to the patent. The carrying value of the investment and the related estimated remaining lives are evaluated at each balance sheet date. An impairment or change in useful life would be recorded whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.”
     Recoverability of Long-Lived Assets and Goodwill. Med-Design tests long-lived assets, including property and equipment and amortizable intangible assets, for recoverability whenever events or change in circumstances indicate that Med-Design may not be able to recover the asset’s carrying amount. When events or changes in circumstances indicate an impairment may exist, Med-Design evaluates the recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to recover the carrying value. Med-Design measures any impairment loss as the excess of the carrying amount of the asset over its fair value.
     Med-Design conducts a review for impairment of goodwill at least annually. Additionally, on an interim basis, Med-Design assesses the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that Med-Design considers important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results, significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in a company’s stock price for a sustained period. We tested goodwill for impairment and determined that the carrying amount of the repairing unit exceeded the fair value indicating goodwill was impaired. Med-Design wrote-off goodwill of $232,053 in the fourth quarter of 2005.

     Estimates of recovery of carrying values of long-lived assets are based on a number of assumptions which may not prove to be correct. In addition, it is reasonably possible that Med-Design’s accounting estimates with respect to the ultimate recoverability of the carrying value of long-lived assets could change in the near term and that the effect of such changes on Med-Design’s Consolidated Financial Statements could be material. While Med-Design believes that the current recorded carrying values of its long-lived assets are not impaired, there can be no assurance that a significant write-down or write-off will not be required in the future.
     Available for Sale Securities. Available-for-sale securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of “Accumulated other comprehensive income (loss)” in stockholders’ equity.
     Med-Design records an impairment charge when it believes an investment has experienced a decline in value that is other-than-temporary. In determining if a decline in market value below cost for a publicly traded security is other-than-temporary, Med-Design evaluates the relevant market conditions, offering prices, trends of earnings, price multiples and other key measures. When a decline in value is deemed to be other-than-temporary, Med-Design recognizes an impairment loss in the current period to the extent of the decline below the carrying value of the investment. Factors involved in the determination of potential impairment include fair value as compared to amortized cost, length of time the value has been below amortized cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer’s capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and Med-Design’s intent and ability to hold the security until the market value recovers. Adverse changes in market conditions or poor operating results of underlying investments could result in additional other-than-temporary losses in future periods. Moreover, if management’s evaluation is not correct, Med-Design may recognize significant impairment losses in later periods.
     Revenue Recognition. Med-Design recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require Med-Design’s management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, Med-Design: (1) inputs orders based upon receipt of a customer purchase order; (2) records revenue upon shipment of goods when risk of loss and title transfer under our arrangements with customers or otherwise complying with the terms of the purchase order; (3) confirms pricing through the customer purchase order and; (4) validates creditworthiness through past payment history, credit agency reports and other financial data. Other than through warranty rights, Med-Design’s customers do not have explicit or implicit rights of return. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that an outstanding account receivable has become uncollectible, revenue recognized for any reporting period could be adversely affected.
     Income Taxes. Med-Design accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded for deferred tax assets where it appears more likely than not that Med-Design will not recover the deferred tax asset.
     Med-Design experienced an ownership change as defined by Internal Revenue Code Section 382 in 1997. Losses incurred through January 23, 1997 amounting to $4.9 million are generally limited in their utilization to $1.7 million per year. It is possible that recent or future ownership changes may result in further limitations under Section 382.
New Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No.151, “Inventory Costs (“SFAS 151”). SFAS 151 amends Accounting Research Bulletin No. 43 (“ARB 43”), Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on our financial condition or results of operations.

     In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.” (“SFAS 123R”) SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. Med-Design previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” in accounting for its stock plans. Med-Design previously adopted the disclosure only provisions of SFAS N0. 123, “Accounting for Stock Based Compensation.” SFAS 123R is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 123R is expected to increase stock-based compensation expense. Med-Design is currently assessing the impact of the accounting standard on Med-Design’s results of operations and financial position.
     We have adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the statement of operations.
     In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Correction” (“SFAS 154”). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statement of prior periods unless it is impractical to do so. SFAS 154 replaces APB Opinion No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. SFAS 154 is effective for the accounting changes and error corrections made in fiscal years beginning after December 15,2005, with early adoption permitted after May 2005. The adoption of SFAS 154 is not expected to have a material effect on Med-Design’s financial condition or results of operation.
     In November 2005, the FASB issued Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”). FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outline in EITF issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The accounting requirements of FSP 115-1 are effective for January 1, 2006 and are not expected to have a material impact on Med-Design’s consolidated financial position, results of operations or cash flows.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There were no amounts outstanding under our revolving line of credit at December 31, 2005. If we were to borrow under our credit facility, borrowings to meet working capital needs would bear interest at LIBOR plus 2.25% and borrowings to finance capital equipment purchases would bear interest at the prime rate plus 2.5%. As a result, any such borrowings would be subject to interest rate fluctuations which could increase our interest expense, respectively.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are defined in SEC regulations as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that these controls were not effective as of December 31, 2005 due to the application of generally accepted accounting principles in connection with the classification of the disposal of the 1 Shot Safety Dental Syringe business in the previously filed quarterly statements which was discovered subsequent to December 31, 2005. Med-Design remediated this during the December 31, 2005 year closing procedures by implementing additional review procedures and the Med-Design properly classified the write-off of fixed assets of the 1 Shot Safety Dental Syringe in the year ended December 31, 2005. A control system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
     (c) Change in Internal Control over Financial Reporting
     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as note above.
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

EXHIBIT
NUMBER	DESCRIPTION
3.1(1)	Restated Certificate of Incorporation of Med-Design.

3.3(2)	Bylaws of Med-Design.

4.1(2)	Specimen of Common Stock Certificate of Med-Design.

10.1(3)	Amended and Restated Non-Qualified Stock Option Plan.

10.2(4)	Lease Agreement dated June 15, 1995 between Moen Development and MDC Research Ltd. and guaranteed by Med-Design.

10.(5)	First Amendment dated October 6, 2003 to Lease Agreement dated June 15, 1995 between Moen Development and MDC Research Ltd.

10.4(6)	Asset Purchase Agreement dated April 1, 2004 between Med-Design and Luther Needlesafe Products, Inc.

10.5(7)	License Agreement dated December 11, 1998 with Becton, Dickinson and Company.

10.6(8)	Addendum to License Agreement dated December 11, 1999 with

EXHIBIT
NUMBER	DESCRIPTION
Becton, Dickinson and Company.

10.7(8)	Second Addendum to License Agreement dated January 25, 2000 with Becton, Dickinson and Company.

10.8(9)	Warrant Agreement dated April 25, 2000 between Med-Design and Lawrence Ellis.*

10.9(9)	License Agreement dated May 11, 2000 with Becton, Dickinson and Company.

10.10(10)	Amended and Restated 2001 Equity Compensation Plan.

10.11(5)	Separation of Employment Agreement dated October 10, 2004 between Med-Design and James Donegan.

10.12(11)	Employment Agreement dated October 10, 2002 between Med-Design and Joseph Bongiovanni.

10.13(11)	Employment Agreement dated October 10, 2002 between Med-Design and Lawrence D. Ellis.

10.14(12)	Employment Agreement dated May 15, 2002 between Med-Design and David Dowsett.

10.15(12)	Employment Agreement extension dated October 17, 2003 between Med-Design and David Dowsett

10.17(5)	Plastics Engineering & Development Incorporated Manufacturing Agreement dated as of May 22, 2003.

10.18(5)	New Alliance of Independent Medical Distributors, Inc. Exclusive Master Sales & Distribution Agreement dated as of November 1, 2003.

10.19(13)	Agreement and Plan of Merger and Reorganization dated as of November 21, 2005 with Specialized Health Products International, Inc. and certain of its subsidiaries.

10.20(14)	First Amendment dated as of March 6, 2006 to Agreement and Plan of Merger and Reorganization with Specialized Health Products International, Inc. and certain of its subsidiaries.

21.1	List of Subsidiaries of Med-Design.**

23.1	Consent of BDO Seidman, LLP**

23.2	Consent of PricewaterhouseCoopers LLP**

31.1	Certificate of the Chief Executive Officer required by Rule 15d - 14(a).**

31.2	Certificate of the Chief Financial Officer required by Rule 15d - 14(a).**

32.1	Certificate of the Chief Executive Officer required by Rule 15d - 14(b).**

32.2	Certificate of the Chief Financial Officer required by Rule 15d - 14(b).**

*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K

**	Filed herewith

(1)	Incorporated by reference to Form 8-K filed on June 2, 2005.

(2)	Incorporated by reference to Form SB-2 filed April 7, 1995 and Amendment Nos. 1, 2 and 3 thereto (File No. 33-901014).

(3)	Incorporated by reference to Form S-8 filed on November 12, 1999.

(4)	Incorporated by reference to Form 10-KSB filed on March 29, 1996.

(5)	Incorporated by reference to Form K filed on March 31, 2005.

(6)	Incorporated by reference to Form 8-K filed on April 15, 2004.

(7)	Incorporated by reference to Form10-KSB filed on March 31, 1999.

(8)	Incorporated by reference to Form 10-KSB filed on March 7, 2000.

(9)	Incorporated by reference to Form 10-K filed on March 23, 2001.

(10)	Incorporated by reference to Form S-8 filed September 4, 2002.

(11)	Incorporated by reference to Form 10-K filed on March 28, 2003.

(12)	Incorporated by reference to Form 10-K filed on March 12, 2004.

(13)	Incorporated by reference to Form 8-K filed November 22, 2005.

(14)	Incorporated by reference to Form 8-K filed on March 7, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE MED-DESIGN CORPORATION

Date: March 29, 2006	By:	DAVID R. DOWSETT
David R. Dowsett Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

THE MED-DESIGN CORPORATION
Date: March 29, 2006	By:	DAVID R. DOWSETT
David R. Dowsett
Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

DAVID R. DOWSETT David R. Dowsett	Acting Chief Executive Officer	March 29, 2006

LAWRENCE D. ELLIS Lawrence D. Ellis	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2006

RALPH BALZANO Ralph Balzano	Director	March 29, 2006

PAUL CASTIGNANI Paul Castignani	Director	March 29, 2006

D. WALTER COHEN D. Walter Cohen	Director	March 29, 2006

JACK OLSHANSKY Jack Olshansky	Director	March 29, 2006

VINCENT J. PAPA Vincent J. Papa	Director	March 29, 2006

RALPH SANDO Ralph Sando	Director	March 29, 2006

PASQUALE L. VALLONE Pasquale L. Vallone	Director	March 29, 2006

GILBERT M. WHITE Gilbert M. White	Director	March 29, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The Med-Design Corporation:
We have audited the accompanying consolidated balance sheets of The Med-Design Corporation (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing and opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO Seidman LLP
Los Angeles, California
March 29, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The Med-Design Corporation:
In our opinion, the consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year ended December 31, 2003 (appearing on pages F-5 through F-8) in this Form 10-K present fairly, in all material respects, the results of operations and cash flows of the Med-Design Corporation for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 5, 2004

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,084,834	$3,964,388
Available-for-sale securities	8,855,993	10,635,882
Trade receivables	812,101	386,979
Inventory	295,207	39,250
Prepaid expenses and other current assets	172,907	236,265

Total current assets	11,221,042	15,262,764

Property, plant, and equipment, net	179,971	714,477
Patents, net of accumulated amortization of $1,260,391 and $1,046,700 at December 31, 2005 and December 31, 2004, respectively	1,735,040	1,816,760
Investment in acquired license rights	5,754,048	6,150,879
Goodwill	—	232,053

Total Assets	$18,890,101	$24,176,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term payable	$250,000	$250,000
Accounts payable	194,914	458,122
Accrued compensation and benefits	157,894	111,912
Accrued professional fees	125,000	325,000
Other accrued expenses	36,830	68,742

Total current liabilities	764,638	1,213,776

Long-term payable, less current maturities	232,284	456,342

Total liabilities	996,922	1,670,118

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,700,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 16,874,486 shares and 16,749,486 shares issued and outstanding as of December 31, 2005 and December 31, 2004, respectively	168,745	167,495
Additional paid-in capital	72,058,469	71,917,610
Accumulated deficit	(54,299,781)	(49,441,079)
Accumulated other comprehensive (loss) income	(34,254)	(137,211)

Total stockholders’ equity	17,893,179	22,506,815

Total Liabilities and Stockholders’ Equity	$18,890,101	$24,176,933

The accompanying notes are an integral part of these financial statements.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
Revenue
Product sales	$2,263,852	$1,030,585	$168,471
Licensing royalties	1,052,256	742,922	658,254
Product development	50,000	—	—

Total revenue	3,366,108	1,773,507	826,725

Operating expense:
Product costs	2,132,866	1,469,581	153,953
Impairment of goodwill	232,053	—	—
General and administrative	4,624,441	5,441,572	5,927,713
Research and development	879,491	1,187,835	1,484,891
Write-off of fixed assets	464,397	—	—

Total operating expenses	8,333,248	8,098,988	7,566,557

Loss from operations	(4,967,140)	(6,325,461)	(6,739,832)
Interest expense	(35,940)	(26,136)	(422)
Investment income	478,545	591,588	526,935
Realized gain (loss) on investments	(334,167)	(401,319)	166,830

Net loss	$(4,858,702)	$(6,161,348)	$(6,046,489)

Basic and diluted loss per common share	$(0.29)	$(0.37)	$(0.42)

Weighted average common shares outstanding	16,750,856	16,712,934	14,282,613

The accompanying notes are an integral part of these financial statements.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS

					Unrealized
					Gains &
					Loss On
			Additional		Available-
	Common		Paid-In	Accumulated	For-Sale	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Securities	Equity	Income (Loss)
Balance December 31, 2002	12,519,798	$125,198	$53,083,149	$(37,233,242)	$62,731	$16,037836	$(8,075,110)
Issuance of common stock in connection with exercise of stock options and warrants	320,900	3,209	594,590			597,799
Issuance of common stock in connection with private placement, net	3,598,844	35,989	15,874,080			15,910,069
Issuance of stock in connection with employment agreements	126,368	1,263	(1,263)
Issuance of stock in connection with private investor loan	6,480	65	(65)
Stock based compensation			1,483,286			1,483,286
Change in unrealized gains (loss) on Available-for-sale-securities					(217,844)	(217,844)	(217,844)

Net loss				(6,046,489)		(6,046,489)	(6,046,489)

Balance December 31, 2003	16,572,390	165,724	71,033,777	(43,279,731)	(155,113)	27,764,657	$(46,254,333)

Issuance of common stock in connection with exercise of stock options and warrants	50,300	503	163,203			163,706
Issuance of stock in connection with employment agreements	59,702	597	(597)			—
Stock based compensation			471,898			471,898
Issuance of stock in connection with Huber purchase	67,094	671	249,329			250,000
Change in unrealized gains (loss) on Available-for-sale-securities					17,902	17,902	17,902

Net loss				(6,161,348)		(6,161,348)	(6,161,348)

Balance December 31, 2004	16,749,486	167,495	71,917,610	(49,441,079)	(137,211)	22,506,815	$(6,143,446)

Issuance of stock of stock grants	125,000	1,250				1,250
Stock based compensation			140,859			140,859
Change in unrealized gains (loss) on Available-for-sale-securities					102,957	102,957	102,957
Net loss				(4,858,702)		(4,858,702)	(4,858,702)

Balance December 31, 2005	16,874,486	$168,745	$72,058,469	$(54,299,781)	$(34,254)	$17,893,179	$(4,755,745)

The accompanying notes are an integral part of these financial statements.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(4,858,702)	$(6,161,348)	$(6,046,489)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	733,523	735,776	420,333
Amortization of discount on long-term payable	25,942	25,530	—
Impairment of goodwill	232,053	—	—
Loss (gain) from sale of available-for-sale securities	334,167	401,319	(166,830)
Loss on disposal of fixed assets	464,397	5,382	—
Reserve for excess inventory	61,500
Default of related party note	—	—	250,000
Stock-based compensation	142,109	471,898	1,483,286

Changes in operating assets and liabilities:
Trade receivable	(425,122)	268,077	(511,468)
Prepaid expenses and other current assets	63,358	7,496	(119,059)
Inventory	(317,457)	89,993	—
Accounts payable	(263,208)	7,012	160,335
Accrued compensation, benefits, professional fees and other accrued expenses	(185,930)	176,498	(327,377)

Net cash used in operating activities	(3,993,370)	(3,972,367)	(4,857,269)

Cash flows from investing activities:
Purchase of property and equipment	(52,891)	(88,077)	(439,371)
Additions to patents	(131,972)	(246,578)	(293,191)
Investments in available-for-sale securities	(9,569,817)	(8,735,936)	(16,579,932)
Sale of available-for-sale securities	11,118,496	17,547,549	8,946,176
Purchase of acquired license rights	—	(5,901,240)	—

Net cash provided by (used in) investing activities	1,363,816	2,575,718	(8,366,318)

Cash flows from financing activities:
Capital lease payments	—	(1,506)	(2,574)
Warrants and stock options exercised	—	163,706	597,799
Payment of long-term payable	(250,000)	—	—
Proceeds from private placement, net	—	—	15,910,069

Net cash (used in) provided by financing activities	(250,000)	162,200	16,505,294

Increase (decrease) in cash and cash equivalents	(2,879,554)	(1,234,449)	3,281,707
Cash and cash equivalents, beginning of period	3,964,388	5,198,837	1,917,130

Cash and cash equivalents, end of period	$1,084,834	$3,964,388	$5,198,837

Cash paid during the period:
Interest paid	$35,940	$26,135	$422
Taxes paid	115,775	46,681	59,099
Non-cash investing and financing activities:
Change in unrealized (loss) gain on available-for-sale securities	102,957	17,902	(217,844)
Advances for purchase of fixed assets transferred from Prepaid Assets to Property and Equipment	—	22,000	234,645
Acquired business (note 5):
Non-cash consideration:
Fair value of common stock issued	—	250,000	—
Liability – additional purchase consideration	—	680,812	—

The accompanying notes are an integral part of these financial statements.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     1. NATURE OF BUSINESS
The Med-Design Corporation and its subsidiaries (“Med-Design” or the “Company”) are principally engaged in the design, development and licensing and contract manufacture of safety medical devices intended to reduce the incidence of accidental needlesticks. Each safety medical device the Company designs and develops incorporates the Company’s proprietary needle retraction technology. The Company’s technology enables health care professionals to retract a needle into the body of the medical device for safe disposal without any substantial change in operating technique. Med-Design’s product technology generally can be categorized into the following five groups: hypodermic syringes used to inject drugs and other fluids into the body; fluid collection devices used to draw blood or other fluids from the body; injectors used to inject drugs and other fluids into the body from a pre-filled cartridge, vial or capsule; infusion therapy devices used to provide access to patients’ vessels; and specialty safety devices for needle based and other applications.
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
CONCENTRATIONS OF CREDIT RISK:
Financial instruments, which potentially subject Med-Design to concentration of credit risk, consist principally of cash and available-for-sale-securities. At times, Med-Design’s cash balances exceed FDIC insurance limits. The Company invests cash balances in financial institutions with high credit ratings.
Med-Design invests in high credit quality financial instruments and, through diversification, attempts to limit the extent of credit exposure on available-for-sale-securities.
The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Revenue and accounts receivable from significant customers representing 10% of total revenues were as follows:

	As of and for the year ended December 31,
	2005		2004		2003
	% of	% of A/R,	% of	% of A/R,	% of	% of
	Revenue	Net	Revenue	Net	Revenue	A/R, Net
Company A	59.3	51.4	45.1	37.4	—	—
Company B	29.9	41.6	37.4	48.7	66.3	—
Company C	1.8	1.8	4.4	1.1	33.7	100

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AVAILABLE-FOR-SALE-SECURITIES:
Med-Design’s investments are classified as available-for-sale securities and, accordingly, any unrealized holding gains or losses, net of taxes, are excluded from income and recognized as a separate component of stockholders’ equity until realized. Investments in marketable securities are made consistent with Med-Design’s investment guidelines as developed by management and approved by the board of directors. Available-for-sale securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of “Accumulated other comprehensive income (loss)” in stockholders’ equity.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In the first quarter of 2005, the Company assessed the position of the 1Shot™ Safety Dental Syringe in the marketplace and the Company’s relationship with the exclusive distributor of the product, Sultan Chemists. As a result of the Company’s assessment, Sultan Chemist determined to discontinue production of the product and exit the business. This decision resulted in the write-off of equipment of $464,397, which the Company recorded during the quarter ended March 31, 2005 and is presented separately as an operating expense in the consolidated statement of operations. Due to immateriality, the Company has not reflected the operations of the 1Shot™ Safety Dental Syringe separately as a discontinued operation of any period.
During the years ended December 31, 2004 and 2003 and there were no impairments of long-lived assets.
PATENTS:
Patents, patent applications, and patent rights are stated at acquisition costs. The weighted-average amortization period for patents acquired was 16 years, 17 years and 18 years for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization of patents is recorded by the straight-line method over the estimated useful lives of the patents, not to exceed the legal life. Patent amortization expense for the years ended December 31, 2005, 2004 and 2003 was $213,691, $203,567 and $184,058, respectively. The estimated aggregate amortization expense for 2006 through 2010 is $218,159 per year.
INVESTMENT IN ACQUIRED LICENSE RIGHTS:
On April 1, 2004, Med-Design acquired the assets of the Safety Huber Needle business of Luther Needlesafe Products, Inc., which has been accounted for as an acquisition of a business in accordance with Statement of Financial Accounting Standards No. 141 along with the guidance in EITF 98-3, Determining Whether a Non-monetary Transaction Involves Receipt of Production Assets or of a Business. The Company amortizes acquired license rights over 16 years, which represents both the term of the underlying sublicense agreement and expiration date of the related patent. Amortization expense for the acquired license rights was $396,828 and $297,623 for the years ended December 31, 2005 and 2004. The estimated aggregate amortization expense for 2006 through 2010 is $396,828 per year.
GOODWILL RESULTING FROM BUSINESS ACQUISITION:
The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142. SFAS No. 142 addresses the accounting and reporting of goodwill subsequent to its acquisition. SFAS No. 142 provides that goodwill will no longer be amortized. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.
We tested goodwill for impairment and determined that the carrying amount of the reporting unit exceeded the fair value indicating goodwill was impaired. Med-Design appropriately wrote off goodwill of $232,053 in the fourth quarter of 2005.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Revenues from the sale of the Safety Dental Needle were recorded upon acknowledgement of receipt of the product by our distributor, Sultan Chemists. Title and risk of loss are the Company’s obligation until acknowledgement by the customer per the contract.
Revenues from the sale of the Safety Huber Needle are recorded upon shipment of the product to the Company’s distributor. Title and risk of loss are the buyer’s obligation upon shipment per contract.
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
INVENTORY:
Inventory consist of component parts and finished goods, and is valued at the lower of cost or market. Cost is determined using the first-in first-out (“FIFO”) basis. In February 2005, Med-Design, in an effort to reduce product cost, began purchasing raw materials related to the Safe Step® Safety Huber Needle directly from suppliers instead of its subcontract manufacturers. In making this change, Med-Design agreed to purchase all existing inventory on hand related to the product from this contract manufacturer. The inventory purchased for some parts represented years of usage and Med-Design accordingly established a reserve for all excess inventory purchased. At December 31, 2005, the balance of excess inventory is $61,500.

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

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
STOCK BASED COMPENSATION:
The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” in accounting for its stock plans. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Had compensation expense for Med-Design’s Stock Option Plan been recorded based on the fair value of the options and warrants at the grant dates in 2005, 2004 and 2003, consistent with the provisions of SFAS 123, Med-Design’s net loss and net loss per share would have reflected the pro forma amounts indicated below.

	FOR THE YEAR ENDED DECMEBER 31,
	2005	2004	2003
Net loss – as reported	$(4,858,702)	$(6,161,348)	$(6,046,489)

Total stock based employee compensation expense included in reported net loss	142,109	471,898	1,483,286
Total stock-based employee compensation expense determined under fair-value based method for all awards	$(980,029)	(1,715,048)	(4,317,862)

Pro forma net loss	(5,696,622)	$(7,404,498)	$(8,881,065)

Net loss per share:

Basic and diluted loss per share – as reported	$(0.29)	$(0.37)	$(0.42)
Basic and diluted loss per share – pro forma	$(0.34)	$(0.44)	$(0.62)
The fair value of each option or warrant grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2005, 2004 and 2003: dividend yield of 0.00%; expected volatility of 77.00%, expected life of 10 years and range of risk free interest rate of 4.00% in 2005; dividend yield of 0.00%; expected volatility of 98.15% to 101.00%, expected life of 5 years and range of risk free interest rate from 3.376% to 4.00% in 2004; dividend yield of 0.00%; expected volatility of 97.76% to 100.97%, expected life of 9 years and range of risk free interest rate of 1.00% to 2.00% in 2003.
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

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
COMPREHENSIVE INCOME (LOSS):
Comprehensive income (loss) consists of net income and other gains and losses affecting shareholders’ equity that, under accounting principles generally accepted in the United States of America, are excluded from net income (loss). Such items consist of unrealized gains and losses on marketable equity investments.
PREFERRED STOCK
     In 1998, Med-Design issued 300,000 shares of Series A Convertible Preferred Stock that were subsequently converted to common stock. In accordance with the terms of the Series A Convertible Preferred Stock, Med-Design effected filings with the Secretary of State of the State of Delaware to reduce the total number of authorized shares of preferred stock by 300,000 shares, to 4,700,000 shares of preferred stock, $0.01 per value.
NEW ACCOUNTING PRONOUNCEMENTS:
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs,” (“SFAS 151”). SFAS 151 amends Accounting Research Bulletin No. 43 (“ARB 43”), Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage SFAS 151 is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. Med-Design’s adoption of SFAS 151 and is not expected to have a material effect on the Company’s results of operations or consolidated financial position.
     In December 2004, the FASB issued SFAS 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” in accounting for its stock plans. The Company previously adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS 123R is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 123R is expected to increase stock-based compensation expense. The Company is currently assessing the impact of the accounting standard on the Company’s results of operations and financial position.
     We have adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the statement of operations.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. AVAILABLE-FOR-SALE SECURITIES
Gross unrealized gains and losses on available-for-sale securities as of December 31, 2005 and 2004 are as follows:

		Gross
	Amortized	Unrealized	Estimated Fair
	Cost	Losses	Value
2005
US government and agency securities	$421,591	$(20,213)	$401,378
Corporate debt securities	8,468,656	(14,041)	8,454,615

Total	$8,890,246	$(34,254)	$8,855,993

2004
US government and agency securities	$8,384,342	$(66,297)	$8,318,045
Corporate debt securities	2,388,751	(70,914)	2,317,837

Total	$10,773,093	$(137,211)	$10,635,882

Gross unrealized losses on U.S. government and agency securities had been in a continuous loss position for less than 12 months as of December 31, 2005 and 2004.
Net unrealized gains and losses on available-for-sale securities consists of the following:

	For the Years Ended December 31,
	2005	2004	2003
Unrealized holding gains (losses) during the period	$(231,210)	$(383,417)	$(384,674)

Less: reclassification adjustment for (gains) losses included in net loss	334,167	401,319	166,830

Net gains (losses) on available-for-sale securities	$102,957	$17,902	$(217,844)

Investment income for the years ended December 31, 2005, 2004 and 2003 was $478,545, $591,886 and $526,935 respectively.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. AVAILABLE-FOR-SALE SECURITIES
     In accordance with FSAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and consistent with the Company’s accounting policy for marketable equity securities, in the fourth quarter of fiscal 2002, the Company determined that the decline in the fair value of its investment in Enpath Medical Inc. stock (which was received as part of a development and licensing agreement in 2001) was other than temporary. Accordingly, the Company established a new basis of $448,078 for the portion of the investment that was purchased for more than $8.45 per share, equivalent to its fair market value at December 31, 2002. As a result, the Company realized a loss of $331,419. During 2003, Med-Design liquidated all but 132 shares of its remaining holdings in Enpath Medical Inc. common stock at a gain of $108,821.
During 2004, Med-Design liquidated its remaining holdings in Enpath Medical Inc. common stock at a gain of $631. The Company realized losses totaling $338,150 from sales of fixed income securities throughout 2004. The Company sold these fixed income securities, which yielded lower rates of interest, to avoid further deterioration of its portfolio in a rising interest market.
4. PROPERTY, PLANT AND EQUIPMENT
     Balances of major classes of assets and accumulated depreciation and amortization at December 31, 2005 and 2004 are as follows:

	Estimated
	Useful Lives
	in Years	2005	2004
Leasehold improvements	Life of lease	$199,921	$199,921
Machinery and equipment	5-7	756,737	1,601,308
Office furniture & fixtures	7	314,271	312,201
Computer equipment & software	2-5	177,753	174,922

		1,488,682	2,288,352
Less: Accumulated depreciation and amortization		(1,268,711)	(1,573,875)

		$179,971	$714,477

Depreciation and amortization expense was $123,000, $234,585, and $236,274 for the years ended December 31, 2005, 2004 and 2003, respectively.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. INVESTMENT IN ACQUIRED LICENSE RIGHTS
ACQUISITION OF A BUSINESS
     On April 1, 2004, the Company acquired the assets of the Safety Huber Needle business of Luther Needlesafe Products, Inc. The Company paid $5.6 million in cash, $250,000 in the Company’s common stock (67,094 shares valued at $3.73 per share, which was the average of the reported closing prices of the Company’s common stock on the Nasdaq National Market for the 10 trading days preceding the date of the acquisition) and $750,000 to be paid in cash or, at the Company’s option, in the Company’s common stock at $250,000 each April 1 over the next three years. The three-year payment arrangement was valued at its discounted present value of $680,812. The purchase price of the acquired business was thus $6,832,052, inclusive of costs related to the acquisition of $301,240. Results of operations for the Safety Huber Needle business are included in the Company’s income statement effective April 1, 2004. The Low Profile Safety Huber, the version of the Safety Huber Needle product, marketed by the Company and used for the delivery of chemotherapeutic agents, was launched in the U.S. in October 2003. This acquisition expands the Company’s safety product line, provides an additional contract manufacturing capability and an established distribution channel for the Company’s portfolio products. Based on research conducted on the Company’s behalf, the market for this product is expanding and the Company believes that through its internal sales efforts, it could secure a reasonable percentage of the market. See also Note 8.
SAFETY HUBER NEEDLE BUSINESS TRANSACTION SUMMARY

Purchase price:
Cash	$5,901,240
Stock	250,000
Liability—additional purchase consideration	680,812

$6,832,052

Allocated as follows:
Inventory	$90,000
Property and equipment	61,498
Acquired license rights	6,448,501
Goodwill	232,053

$6,832,052

The acquired license rights are being amortized over the remaining patent life of approximately 16 years. The life of the patent is also the life of the sublicense agreement. Goodwill is expected to be a non-taxable deduction. (See footnote 2 Goodwill)

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following unaudited pro forma information presents the combined results of operations of the Company and the Safety Huber Needle business for the years ended December 31, 2004 and 2003 as if the acquisition had occurred on January 1 of each year and January 1, 2004.
PRO FORMA STATEMENT OF OPERATIONS DATA
FOR THE YEAR ENDED DECEMBER 31, 2004

	Historical
		Safety
	The Med-Design	Huber Needle	Pro Forma		Pro
	Corporation	Business	Adjustments		Forma
Revenue	$1,773,507	$257,404	—		$2,030,911

Net loss	$(6,161,348)	$(2,432,461)	$1,890,668	(a)	$(6,703,141)

Basic and diluted loss per common share	$(0.37)				$(0.40)

Basic and diluted weighted average common shares outstanding	16,712,934		16,865		16,729,799

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

	$1,890,668

(1) Represents bonuses to Luther executives resulting from the disposition of the assets related to the Low Profile Huber Needle business.
(2) Represents interest paid by Luther related to the Huber Needle.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
PRO FORMA STATEMENT OF OPERATIONS DATA
FOR THE YEAR ENDED DECEMBER 31, 2003

	Historical
		Safety
	The Med-Design	Huber Needle	Pro Forma		Pro
	Corporation	Business	Adjustments		Forma
Revenue	$826,725	$718,909	$—		$1,545,634

Net loss	$(6,046,489)	$(254,790)	$(537,587	)(a)	$(6,838,866)

Basic and diluted loss per common share	$(0.42)				$(0.48)

Basic and diluted weighted average common shares outstanding	14,282,613		67,094		14,349,707

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

($537,587)

(1) Represents interest paid by Luther related to the Huber Needle.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. SHORT-TERM BORROWINGS
At December 31, 2005, Med-Design had a revolving line of credit under which the Company may borrow up to $3,000,000 with Wells Fargo Bank. The facility is collateralized by the Company’s investments held at Wells Fargo Bank. Any borrowing would bear interest at LIBOR plus 1.75%. There are no financial covenants. The facility expires on July 31, 2006 and there is no assurance that the Company will be successful in negotiating a continuation of the availability of the line of credit or terms that will be available to the Company. There are no amounts outstanding under the agreement.
7. CAPITAL LEASE OBLIGATIONS
The Company entered into certain capital lease obligations with interest at 12.66% per annum and monthly payments of $243. The capital lease obligations were satisfied in 2004.
8. COMMITMENTS AND CONTINGENCIES
Med-Design leases a building, office space, and office equipment under non-cancelable operating leases that expire at various times through 2008.
Total rent expense under all operating leases for years ended December 31, 2005, 2004 and 2003 was $195,989, $197,260 and $182,131, respectively.
The aggregate amount of minimum future lease payments at December 31, 2005, which have remaining non-cancelable lease terms in excess of one year is as follows:

2006	$197,233
2007	202,268
2008	155,089

$554,590

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. COMMITMENTS AND CONTINGENCIES (CONTINUED)
     The Company maintains employment agreements with one officer and the Director of Operations. The agreements range from a period of one to two years. Although there are conditions under which these agreements can be terminated before expiration, the company, at December 31, 2005 has a future compensation commitment of $251,724 with respect to employment agreements.
     On October 14, 2004, James M. Donegan resigned as President and Chief Executive Officer of Med-Design. Mr. Donegan and the Company executed a Separation Agreement and Release on October 14, 2004. Pursuant to the agreement, Mr. Donegan is obligated to make himself available on a part-time basis for consultation with the Company. In connection with the consulting agreement, the Company will pay Mr. Donegan an aggregate of $497,275, of which $346,304 was paid in bi-weekly installments from October 14, 2004 through November 15, 2005 and the remaining balance of $150,971 has or will be paid in bi-weekly installments from November 15, 2005 to November 14, 2006. In addition, until November 15, 2005, the Company provided medical and life coverage for Mr. Donegan and paid required premiums. The Company will accrue these amounts as the consulting services are provided by Mr. Donegan. The Company also accelerated vesting of options to purchase 120,000 shares of Company common stock at an exercise price of $3.25 per share, and granted options to purchase 30,000 shares of common stock at an exercise price of $0.92 per share. The Company also agreed to continue to pay, through April 30, 2005, $2,500 per month to cover Mr. Donegan’s rent and utilities, and agreed to provide all benefits accrued or earned as of the date of the agreement.
     In November 2005, Med-Design entered into an agreement to repay, at a discount, its obligations under the Luther Asset Purchase Agreement and Consulting Agreement. In January 2006, Med-Design paid $641,667. Of the payment, $442,529 was designated as payment in-full of the long-term liability in connection with the Asset Purchase Agreement and $199,138 was designated as a prepayment of the remaining obligations of the Consulting Agreement. The recorded amount of the long-term liability at the time of payment was $482,284, net of discount. The Company will recognize a gain of $39,755 on the extinguishment of the liability equal to the difference between the book value and payment in the first quarter of 2006.
     Except for the prepayment of the consulting fees, all other provisions of the Consulting Agreement remain in effect and the Company will amortize the consulting fees over the remaining term of the agreement.
     In November 2005, Med-Design negotiated a Compensation Agreement with John F. Kelley in connection with the performance of his consulting services. Med-Design issued 125,000 shares of common stock of the Med-Design and cash of $67,500. Med-Design recorded this transaction during the fourth quarter.
     In November 2005 Becton Dickinson filed a lawsuit in Delaware against Med-Design. The lawsuit involves inventorship issues concerning certain patent rights owned by Med-Design. Med-Design had recent negotiations with counsel from Becton Dickinson and anticipates that the inventorship issues should be resolved with a final Settlement Agreement in the near future and the lawsuit filed by Becton Dickinson thereafter dismissed. Med-Design cannot estimate the ultimate outcome of the lawsuit.
9. LICENSING REVENUES
     Becton Dickinson is the principal licensee of Med-Design’s patented product technology. Under the December 11, 1998 license agreement, Becton Dickinson licensed certain of Med-Design’s product technology in the fields of blood collection and infusion therapy and obtained an option to license additional product technology. The Company granted BD the exclusive worldwide rights to manufacture and market our patented product technology.
     On March 12, 2000, Med-Design signed a binding term letter with Becton Dickinson for the syringe outlining the terms for a definitive agreement pursuant to which Becton Dickinson would license the products subject to the option to license. Med-Design recorded as revenue $1.5 million in the form of an up-front licensing fee upon the signing of the binding term letter. On May 11, 2000, Med-Design entered into a definitive license agreement with Becton

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. LICENSING REVENUES, CONTINUED
Dickinson based upon the terms of the March 12, 2000 binding term letter pursuant to which Med-Design received, and recorded as revenue, an additional $2.5 million in up-front licensing fees and the right to receive royalty payments based on Becton Dickinson’s net sales of the products licensed under such agreement for the remaining life of the underlying patents.
     Enpath Medical Inc., formerly Medamicus, Inc., is also a licensee of Med-Design’s patented products. On September 25, 2000, Med-Design entered into a development and licensing agreement granting Enpath a license to market and manufacture the Company’s Safety Seldinger Introducer Needle for certain venous applications. Under the terms of the agreement, Med-Design receives royalty payments based on the net sales of the Safety Seldinger Introducer Needle by Enpath. Royalties from this product were approximately $120,000 in 2003 and declined to approximately $59,000 in 2005. Enpath’s major customer decided to use a non-safety version of Seldinger and sales declined significantly.
     On September 7, 2001, Med-Design entered into an Addendum (“the Addendum”) to the development and licensing agreement with Enpath Medical Inc. The Addendum grants Enpath Medical Inc. an exclusive license to manufacture and market the Company’s Safety Seldinger Introducer Needle in the arterial access market. Under the terms of the Addendum, Med-Design received an initial payment of $2,000,000, $1,000,000 of which was paid in 68,027 shares of Enpath Medical Inc. common stock valued at the closing price on the date the Company entered into the Addendum and $1,000,000 of which was paid in cash on October 15, 2001. The Company recorded this amount as an up-front payment of licensing fees. In addition, Med-Design is entitled to receive royalties of 20% of net sales of the product, which royalty rate may be reduced to 17% if certain sales volumes are met. The agreement is in effect for the remaining life of the underlying patents.
     On December 29, 2004, Med-Design entered into Addendum Number Two, dated as of December 27, 2004, to the development and licensing agreement with Enpath to eliminate the minimum purchase amount required in 2004 for Enpath to maintain exclusivity under the development and licensing agreement.
10. BASIC AND DILUTED EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted loss per share (EPS):

		Weighted average
	Loss	shares outstanding	EPS
2005
Basic and diluted EPS
Net loss applicable to common stockholders	($4,858,702)	16,750,856	($0.29)

2004
Basic and diluted EPS
Net loss applicable to common stockholders	($6,161,348)	16,712,934	($0.37)

2003
Basic and diluted EPS
Net loss applicable to common stockholders	($6,046,489)	14,282,613	($0.42)

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Options, warrants and unvested stock grants to purchase 3,384,101, 3,670,076 and 3,745,827, shares of Med-Design’s common stock as of December 31, 2005, 2004 and 2003, respectively, were not included in computing diluted earnings per share as the effect of these instruments is anti-dilutive.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK OPTION PLANS
In 1995, Med-Design adopted a Non-Qualified Stock Option Plan (“Stock Option Plan”), which provides for the grant of 1,000,000 (as adjusted to reflect a 2 for 1 stock split effective February 12, 1996) options to directors, officers and employees of the Company. Under the Stock Option Plan, the exercise price of each option may not be less than the fair market value (as of the date of grant) of the Company’s common stock and the term of each option may be no more than 10 years from the date of grant. Additionally, the Stock Option Plan provides for the annual issuance of options for the purchase of 10,000 shares of common stock to each non-employee director.
Options granted to employees under the Stock Option Plan vest at a rate of 20% or 33 1/3% per year and expire either, in five, seven or ten years from the date of grant. Certain option grants include accelerated vesting provisions based upon achieving stock trading values or earnings per share. Options granted to Directors expire at the end of five years and vest one year from the date of grant.
On June 11, 2001, the board of directors adopted the 2001 Equity Compensation Plan, the “2001 Plan”. The 2001 Plan provides for the grant of 1,690,000 shares to directors, officers and employees of the Company and is administered by the Company’s Compensation Committee. The Compensation Committee has the authority to (i) determine the individuals to whom grants will be made under the 2001 Plan; (ii) determine the type, size and terms of each grant; (iii) determine the time when grants will be made and the duration of any applicable exercise or restriction period; (iv) amend the terms of any previously issued grant; and (v) deal with any other matters arising under the Plan.
As of December 31, 2005 there were 254,797 shares available for future grants which may be applied to either plan.
On October 10, 2002, Med-Design issued a stock option to purchase 29,297 shares of common stock to a consultant at an exercise price of $3.25 per share. The stock option vested as to 14,648 shares per year on each of the first two anniversaries of the date of the grant, and expires on October 10, 2007 and 2009. The stock option remained unexercised at December 31, 2005.
On September 22, 2003, Med-Design issued a stock option to purchase 25,000 shares of common stock to a consultant at an exercise price of $4.52 per share. The option vests as to one half of the underlying shares per year on each of the first two anniversary dates and expire on September 22, 2013. The stock option remained unexercised at December 31, 2005.
On September 22, 2003, Med-Design issued a stock option to purchase 25,000 shares of common stock to a director of the Company at an exercise price of $4.52 per share for consulting services. The stock option vests on September 22, 2009 and expires on September 22, 2013. Vesting is accelerated upon the completion of certain specific events related to the financial performance of the Company. The accelerated vesting provisions of this option have not been met. The stock based compensation expense associated with these options is amortized over the vesting period. If the provisions of the accelerated vesting are met, the option will fully vest, and Med-Design

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)
will recognize the remaining unamortized stock based compensation expense in the period in which full vesting occurs. The stock option remained unexercised at December 31, 2005.
Activity under the employee stock option plans during the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Options	Shares	Price	Shares	Price	Shares	Price
Granted	152,000	$0.49	190,000	$1.08	327,794	$4.69
Exercised			(300)	3.25	(20,900)	1.53
Forfeited			—	—	(146,850)	13.64
Expired	(381,975)	10.11	(70,749)	9.93	—	—

Outstanding at end of year	1,874,569	$7.23	2,104,544	$8.24	1,985,593	$8.99

Options exercisable at year-end	1,583,569	$7.50	1,716,146	$8.62	1,219,114	$10.00

Option price range at end of year	$0.49 to $20.50		$0.92 to $17.97		$1.56 to $17.97

Weighted-average fair value of options granted during year	$0.49		$0.53		$4.12

The following table summarizes information regarding employee stock options outstanding and exercisable at December 31, 2005:

				OPTIONS
	OPTIONS OUTSTANDING			EXERCISABLE
	Number	Weighted-	Weighted-	Number	Weighted-
	Outstanding at	Average	Average	Outstanding at	Average
Range of Exercise	December 31,	Remaining	Exercise	December 31,	Exercise
Prices	2005	Contractual Life	Price	2005	Price
$0.49-$3.90	809,567	5.8	$2.20	697,567	$2.03
$4.14-$8.48	354,338	7.0	$5.53	212,838	$5.13
$11.01-$20.50	710,664	2.3	$13.81	673,164	$13.93

	1,874,569	4.7	$7.23	1,583,569	$7.50

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)
12. STOCK BASED COMPENSATION
The Company entered into arrangements, subject to shareholder approval, which was obtained on August 7, 2000, for the issuance of shares of common stock, stock options and warrants to purchase shares of common stock to officers of the Company during 2000. Compensation expense in the amount of $471,898, and $1,483,286 was recorded during the years ended December 31, 2004 and 2003 based on the difference between the exercise price of the options and warrants and the fair value of Med-Design’s common stock on August 7, 2000 of $12.63 and calculated in accordance with the individual vesting schedules of these grants. There was no compensation expense recorded in 2005.
In August, 2000, the Company’s stockholders approved an employment contract for the Company’s then Chairman and CEO, which provided for the issuance of 59,702 shares of common stock per year for the next four years totaling 238,806 shares beginning April 1, 2000 provided he remained an officer, director or consultant of the Company. The fair value of Med-Design common stock at the date of shareholder approval of this grant was $12.63 per share. Compensation expense of $274,076 and $822,228 was recorded in 2004 and 2003, respectively, with respect to these grants. There was no compensation expense recorded in 2005.
In November 1999, the Company approved the issuance, subject to shareholder approval, which was received in August 2000, of 200,000 shares of common stock to the then Chief Operating Officer. The stock vested at the earlier of the date when the Company’s common stock traded at $22.00 or higher for 30 days or November 11, 2004 provided he had not resigned or been discharged for cause. On July 2, 2001, Med-Design stock maintained a market price of $22.00 or higher for 30 days, and this agreement was revised to provide that a third of the stock vested on August 6, 2001, and the remaining shares vested in two equal tranches on August 6, 2002 and August 6, 2003. Compensation expense of $490,974 was recorded in 2003 with respect to these grants.
On March 15, 2002, the Company issued warrants to purchase 18,000 shares of common stock at an exercise price of $12.50 per share to each of two consultants for consulting services rendered through March 15, 2005 and recorded compensation expense of $20,934, $100,483, and $100,483 during the years ended December 31, 2005, 2004, and 2003, respectively, based on the fair value of the warrants, calculated using the Black-Scholes valuation model.
On October 10, 2002, the company issued a stock option to purchase 29,297 shares at an exercise price of $3.25 per share for consulting services to be rendered through October 10, 2004 and recorded compensation expense of $8,175, and $33,084 during the years ended December 31, 2004 and 2003, respectively, based on the fair value of the stock option, calculated using the Black-Scholes valuation model.
On September 22, 2003, the Company issued a stock option to purchase 25,000 shares of common stock at an exercise price of $4.52 per share to a consultant for consulting services to be rendered through September 22, 2005 and recorded compensation expense of $37,963, $50,618 and $12,654 during the years ended December 31, 2005, 2004 and 2003, respectively, based on the fair value of the stock options, calculated using the Black-Scholes valuation model.
On September 22, 2003, the Company issued a stock option to purchase 25,000 shares of common stock at an exercise price of $4.52 per share to a consultant for consulting services and recorded compensation expense of $14,462, $14,462 and $3,656 during the years ended December 31, 2005, 2004 and 2003, respectively, based on the fair value of the stock options, calculated using the Black-Scholes valuation model.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On October 14, 2004, the Company issued a stock option to purchase 30,000 shares of common stock at an exercise price of $0.92 per share to the Company’s former Chairman and CEO and recorded compensation expense during the year ended December 31, 2004 in the amount of $24,084 based on the fair value of the stock options, calculated using the Black-Scholes valuation model.
On October 14, 2004, the Company accelerated vesting of options to the Company’s former Chairman and CEO to purchase 120,000 shares of common stock at an exercise price of $3.25 per share. The exercise price of the stock options exceeded the fair market value of the Company’s stock at the date of acceleration.
13. WARRANTS OUTSTANDING
As of December 31, 2005, 2004 and 2003, warrants to purchase a total of 1,509,532, 1,565,532 and 1,700,532 shares of Med-Design’s common stock were outstanding with various vesting periods and expiration dates as outlined below.
On February 18, 2000, the Company issued a warrant to purchase 40,000 shares of common stock to a director of Med-Design in connection with his separation from the Company. The warrant vested upon issuance, expired on February 18, 2005 and had an exercise price per share of $16.375. The warrant was cancelled on February 18, 2005.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)
On April 25, 2000, Med-Design issued a warrant to purchase 66,000 shares of common stock at $11.875 per share to its Chief Financial Officer. The warrant vested as to 33,000 shares on November 2000 and 33,000 shares in November 2001 and expired on April 25, 2005. The warrant was exercised as to 50,000 shares on July 10, 2001. The warrant as to the remainder expired on April 25, 2005 unexercised.
On March 15, 2002, Med-Design issued two warrants to purchase 18,000 shares of common stock at $12.50 per share to each of two consultants. The warrants vest one-third a year on each anniversary date for the next three years and expire on December 27, 2007. The warrants remained unexercised at December 31, 2005. The consulting service was performed and the fair value of the warrants were amortized over three years 2003, 2004 and 2005.
On March 22, 2002, in connection with a private equity placement, Med-Design issued a warrant to purchase 40,000 shares of common stock at $14.1375 per share to the placement agent. The warrant vested immediately and expires on March 22, 2007. The warrant had a fair value of $319,604, calculated using the Black Scholes model, which was recorded as issuance costs. The warrant remained unexercised at December 31, 2005.
On August 1, 2003, in connection with a private equity placement, Med-Design issued warrants to purchase 1,199,607 shares of common stock to investors in the private placement. The warrants vested upon issuance and expire on August 1, 2008. The exercise price of the warrants is $6.03. The warrants remain unexercised at December 31, 2005.
On August 1, 2003, in connection with the private equity placement, Med-Design issued warrants to purchase 233,925 shares of common stock to the placement agent. The warrants have an exercise price of $6.03 and vested upon issuance. The warrants expire on August 1, 2008. The warrants had a fair value of $1,055,821, calculated using the Black Scholes model, which was recorded as issuance costs. The warrants remained unexercised at December 31, 2005.
14. DEFINED CONTRIBUTION BENEFIT PLAN
Med-Design sponsors a 401(k) defined contribution benefit plan. Participation in the plan is available to substantially all employees. The Company makes an annual contribution of 3% of gross salaries for all eligible employees. The Company contributed $39,625, $43,625 and $52,410 to the plan in 2005, 2004 and 2003, respectively.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)
15. INCOME TAXES
The following is a summary of the components of income taxes from operations:

	2005	2004	2003
Current Provision
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred tax provision (benefit)
Federal	(1,126,107)	(2,122,625)	(2,501,691)
State	(303,044)	(708,818)	(277,372)

Total benefit for income taxes	(1,429,151)	(2,831,443)	(2,779,063)
Less: Valuation allowance	1,429,151	2,831,443	2,779,063

	$—	$—	$—

The deferred income tax assets and liabilities recorded in the consolidated balance sheets at December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Assets

Operating loss carry forwards	$20,807,316	$18,496,195	$15,778,858

Research and development tax credits	568,954	544,658	492,317

Amortization	717,580	1,423,305	1,119,965

Deferred compensation expense	699,750	873,215	667,939

Other	(309,598)	(878,792)	(431,941)

Total deferred tax assets	22,484,002	20,458,581	17,627,138

Valuation allowance	(22,484,002)	(20,458,581)	(17,627,138)

Net deferred tax assets (liabilities)	$—	$—	$—

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)
15. INCOME TAXES
At December 31, 2005, the Company had a federal net operating loss carry forward of approximately $62 million which will expire in the years 2011 through 2023. At December 31, 2005, the Company had a net operating loss for state purposes of approximately $60 million, which begins expiring in 2006 and will continue to expire through 2012.
Included in the net operating loss carry forward are certain option and warrant exercises that total approximately $14 million gross at December 31, 2005. However, these benefits were deferred because the Company is in a net operating loss position. Such benefits will be credited to additional paid-in capital in the year in which the benefits are realized.
In addition, the Company experienced an ownership change in accordance with Internal Revenue Code Section 382 in 1997. Losses incurred through January 23, 1997 amounting to $4.9 million are generally limited in their utilization to $1.7 million per year. It is possible that recent ownership changes may result in further limitations under Section 382.
The Company has unused research and development tax credits in the amount of $0.6 million which will expire in the years 2011 through 2023.
A reconciliation of the Federal statutory rate (34%) to the effective tax rate is as follows:

	2005	2004	2003
Tax at U.S. statutory income tax rate	$(1,651,959)	$(2,082,328)	$(2,046,884)
Other	525,851	(40,297)	(454,808)
Increase in Valuation Allowance	1,126,108	2,122,625	2,501,692

	$—	$—	$—

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)
16. RELATED PARTY TRANSACTIONS
During 2005, 2004, and 2003, the Company paid $18,192, $18,335, and $22,717, respectively, for legal services to a firm, of which a partner is a director, officer, and stockholder of Med-Design.
On April 15, 2002, pursuant to a Note and Pledge Agreement, the Company loaned $250,000 to Michael W. Simpson, the Company’s former Chief Operating Officer, which was collateralized by 66,666 shares of Med-Design’s common stock issued to Mr. Simpson on August 6, 2003. The Note was repayable on the earlier of (i) April 15, 2004, (ii) the date on which Mr. Simpson ceased to be an employee, consultant or director of Med-Design, (iii) the date on which Med-Design provided notice to Mr. Simpson that the closing price of the common stock had been $30.00 or higher for 20 consecutive days as reported on the Nasdaq National Market, or (iv) the date on which Mr. Simpson sold or transferred the pledged securities. The Note accrued interest at 16% per year until the issuance of the pledged securities to Mr. Simpson on August 6, 2003, as of which time the Note accrued interest at the prime lending rate plus 1%.
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
On October 23, 2003, the Company entered into an agreement with Mr. Simpson regarding the repayment of the $250,000 Note issued on April 15, 2002 and all accrued interest there under. Under the terms of this agreement, the Company cancelled the Note issued on April 15, 2002 (the “Old Note”) and issued a new note (the “New Note”) to Mr. Simpson evidencing the $250,000 outstanding principal amount. The New Note was effective as of November 15, 2003, matures on November 15, 2006 and accrues interest at 5% per year. The New Note requires monthly payments to the Company of $1,500 until maturity, with the remainder of the then outstanding principal and interest due November 15, 2006, and is collateralized by a mortgage on real property owned by Mr. Simpson. Pursuant to the terms of the agreement, the Company released to Mr. Simpson a stock certificate evidencing the 66,666 shares of Med-Design common stock and Mr. Simpson was obligated to pay the Company the accrued interest of $28,925 on the Old Note within 15 working days of his receipt of a signed copy of the agreement, a stock certificate evidencing the 66,666 shares of Med-Design common stock, a legal opinion on the transferability of such shares and a prospectus pursuant to which the shares may be sold.
On September 9, 2003, the Company filed a registration statement covering the resale of the shares of its common stock by a number of its security holders. Such registration statement includes the 66,666 shares of Med-Design common stock held by Mr. Simpson.
The agreement also provides for the payment in full of the New Note upon the sale of the real property collateralizing the New Note. In addition, if Mr. Simpson sells any of his 66,666 shares of Med-Design common stock, a percentage of the proceeds of such sale, such percentage to be agreed upon at the time of the sale by the parties, will be paid to the Company to reduce the balance on the New Note. Under the agreement, the Company also agreed to consider in its sole discretion paying Mr. Simpson a cash bonus, in such amount that the Company may determine in its sole discretion, for any Company project in which Mr. Simpson was engaged during his employment with the Company if such project had resulted in a revenue-producing event for the Company, provided that such event had occured by August 15, 2004.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)
On February 26, 2004, Mr. Simpson advised the Company that he is unable to fulfill his obligations under the New Note. The Company therefore recorded a charge at December 31, 2003 of $250,000 plus accrued interest of $28,925 as a bad debt expense. On October 29, 2004, the Company was advised that Mr. Simpson had filed for Chapter 7 bankruptcy.
Mr. Simpson was issued a credit card in the Company’s name during his tenure as an executive officer of the Company. Mr. Simpson was authorized to use the credit card for expenses incurred in connection with the performance of his duties as an executive officer of the Company. When Mr. Simpson resigned, a balance of approximately $14,000 remained on the credit card that did not relate to Company duties which Mr. Simpson refused. The Company received notice of this claim and has settled with the credit card company.
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
The carrying value of long term payable is reported at discounted fair value based on current market interest rates.
19. QUARTERLY INFORMATION (UNAUDITED)

	Quarter Ended
2005	March 31	June 30	September 30	December 31(b)
Revenue	$676,564	$799,598	$873,139	$1,016,807
Operating loss (a)	$(1,872,770)	$(1,014,376)	$(801,218)	$(1,278,772)
Net loss	$(1,771,973)	$(952,058)	$(756,239)	$(1,378,432)
Basic and diluted loss per share	$(0.11)	$(0.06)	$(0.05)	$(0.08)

	Quarter Ended
2004	March 31	June 30	September 30	December 31
Revenue	$89,511	$369,330	$489,474	$825,192
Operating loss	$(1,623,576)	$(1,553,418)	$(1,525,619)	$(1,622,868)
Net loss	$(1,435,935)	$(1,444,164)	$(1,740,334)	$(1,540,915)
Basic and diluted loss per share	$(0.09)	$(0.09)	$(0.10)	$(0.09)
Quarterly computations of loss per share amounts are made independently. Therefore, the sum of the per share amounts for the quarter may not agree with the per share amounts for the year.

(a)	In the first quarter of 2005, the Company assessed the position of the 1Shot Safety Dental Syringe in the marketplace and the Company’s relationship with the exclusive distributor of the product, Sultan Chemist. As a result of the Company’s assessment the Company determined to discontinue production of the product and exit the business. This decision resulted in the write-off of equipment of $464,397, which the Company recorded during the quarter ended March 31, 2005 and has been adjusted to reclassify the write-off of the 1Shot Safety Syringe fixed assets from other income (expense) to operating expense.

	Quarter Ended
	March 31, 2005
As Previously Reported	Adjustments	As Adjusted
($1,408,373)	($464,397)	($1,872,770)
(b)	In the fourth quarter of 2005, the Company wrote-off Goodwill of $232,053.
20. MERGER TRANSACTION
          On November 22, 2005, Med-Design announced plans to merge with a subsidiary of Specialized Healthcare Products International, Inc. (SHPI). Under the merger agreement, stockholders of Med-Design will collectively receive equity of SHPI equal to approximately 33% of the outstanding shares of the combined company following the merger.
          The Board of Directors of both companies have unanimously approved the merger agreement and will recommend that their stockholders vote in favor of the transaction. The merger is anticipated to close in the second quarter 2006, subject to the approval of the stockholder of each company and customary closing conditions.