Form 10-K/A
period 2004-12-31
MED-DESIGN CORP
filed 2006-05-01
CIK 943736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission file number: 0-25852
THE MED-DESIGN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	23-2771475

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2810 Bunsen Avenue, Ventura, CA	93003

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (805) 339-0375
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None
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
Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant (computed by reference to the last reported sale price of such stock on June 30, 2005) was $8,560,595. The number of shares of the registrant’s common stock outstanding as of April 30, 2006 was 16,874,486.

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Annual Report”) of The Med-Design Corporation (the “Registrant”) is being filed to set forth the information required in Part III of Form 10-K.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position(s)
Vincent J. Papa	56	Chairman of the Board

Ralph Balzano (2)	69	Vice Chairman of the Board

Paul D. Castignani (1) (2)	60	Director

D. Walter Cohen (3)	79	Director

Jack Olshansky (1)	77	Director

Ralph S. Sando (3)	56	Director

Pasquale L. Vallone (1) (2) (3) (4)	78	Director

Gilbert M. White (2), ,(4)	68	Director

David R. Dowsett	52	Acting Chief Executive Officer

Joseph N. Bongiovanni, III	61	Secretary

Lawrence D. Ellis	55	Chief Financial Officer

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
     Paul D. Castignani has served as a director of Med-Design since July 2002. Mr. Castignani has been the Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Pennsylvania Business Bank since July 2005. From October 2003 until June 2005, Mr. Castignani was an independent consultant. From 1987 to 2003, Mr. Castignani held various positions at Eagle National Bank, most recently as Senior Vice President and Chief Financial Officer.
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
     Jack Olshansky has served as director of Med-Design since 2005. Mr Olshansky has been an independent consultant to companies in the healthcare industry since July 2000. From 1983 to July 2000, Mr. Olshansky was a founding general partner of Montgomery Medical Ventures, L.P. Prior to that time, Mr. Olshansky served as President of McGaw Laboratories, a division of American Hospital Supply Corporation, and as Vice President of the Medical Division of Cutter Laboratories. Mr. Olshansky is also a director of Northfield Laboratories Inc.
     Ralph S. Sando, M.D.has served as director of Med-Design since 2005. Dr. Sando is currently the Director of the Philadelphia Ophthalmology Associates of Philadelphia and Ardmore, Pennsylvania, and Accuvision Eye M.D. Caregroup P.C. Dr. Sando is an Associate Surgeon of the Wills Eye Hospital Glaucoma Service and an Attending Ophthalmologist at Bryn Mawr Hospital and Thomas Jefferson University School of Medicine.
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
     Joseph N. Bongiovanni, III, has served as our Vice President and Secretary since 1994. Since 1978, Mr. Bongiovanni has been the senior partner of the law firm of Bongiovanni & Berger.
     Lawrence D. Ellis has served as our Vice President and Chief Financial Officer since 1997. From 1991 to 1995, Mr. Ellis served as Controller for Phonotics, Inc., a company engaged in the research and development and manufacturing of fiber optic test equipment. In addition, Mr. Ellis has six years of public accounting experience with Ernst & Young, LLP.
Code of Ethics
     We have adopted a Code of Ethics that applies to all of our directors, officers and employees. The Code of Ethics is posted on our website at www.med-design.com –Investor Relations; Corporate Governance.
Audit Committee Financial Expert
     Our Board of Directors has determined that Paul Castignani, a member of our Audit Committee, is an audit committee financial expert as defined in Securities and Exchange Commission regulations. Mr. Castignani is an independent director within the meaning of the rules of the Nasdaq Stock Market, Inc.

Audit Committee
     We have a standing Audit Committee that, among other things, was established by the Board of Directors for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. The members of our Audit Committee are Messrs. Paul D. Castignani, Jack Olshansky and Pasquale L. Vallone. Mr. Castignani is the Chairman of our Audit Committee.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file reports of ownership of our securities and changes in ownership with the Securities and Exchange Commission. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations of these persons that no other reports were required, during the year ended December 31, 2005, all of our directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements.
ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
     The following table sets forth for the years ended December 31, 2005, 2004 and 2003, information regarding compensation we paid to our Chief Executive Officer and the other most highly paid executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2005.
Summary Compensation Table

	Annual Compensation					Long-Term Compensation
						Awards
						Restricted
					Other Annual	Stock	Securities
Name and Principal Position	Year	Salary ($)	Bonus($)		Compensation($)	Awards($)	Underlying Options
David R. Dowsett	2005	218,400	—		—	—	—
Acting Chief Executive Officer,	2004	218,400	40,000	(1)	—	—	—
	2003	210,000	—		—	—	37,500

Lawrence D. Ellis	2005	174,720	—		—	—	—
Vice President and	2004	174,720	—		—	—	—
Chief Financial Officer	2003	168,000	—		—	—	—

Joseph N. Bongiovanni, III	2005	166,400	—		—	—	—
Vice President and Secretary	2004	166,400	—		—	—	—
	2003	160,000	—		—	—	—

(1) Represents relocation payments.
Option Grants in Last Fiscal Year
     No stock options were granted to executive officers in 2005.

Fiscal Year-End Values
     The following table summarizes the value of vested and unvested options for the persons named in the Summary Compensation Table at December 31, 2005. Year-end values are based upon a price of $0.49 per share, which was the closing price of a share of our common stock on December 31, 2005 as reported on the Nasdaq Capital Market. No options were exercised by the named executive officers in 2005.
Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number Of Securities		Value Of Unexercised
			Underlying Unexercised Options		In-The-Money Options
			At Fiscal Year-End		At Fiscal Year-End
	Shares
	Acquired	Value
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
David R. Dowsett	—	—	187,500	150,000	—	—

Lawrence D. Ellis	—	—	112,200	67,000	—	—

Joseph N. Bongiovanni, III	—	—	115,000	45,000	—	—
Compensation of Directors
     Non-employee directors receive $1,000 per board of directors’ meeting attended and annually receive options to purchase 9,000 shares of our common stock, with an exercise price equal to the closing market price on the date of grant, as compensation for services on our board of directors. Non-employee directors also receive $1,000 for each in-person committee meeting attended and $1,000 for every three telephonic committee meetings attended. The Chairman of the Board received an additional option to purchase 25,000 shares of our common stock. The Vice Chairman of the Board received an additional option to purchase 25,000 shares of our common stock. The Chairman of the Compensation Committee received an additional option to purchase 5,000 shares of our common stock. The Chairman of the Audit Committee received an additional option to purchase 5,000 shares of our common stock and cash compensation of $18,000. No other directors receive cash or other compensation for services on our board of directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as board members.
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
Compensation Committee Interlocks and Insider Participation
     Gilbert M. White served on our Compensation Committee during 2005. Mr. White served as our Executive Vice President from June 1995 to January 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth as of April 15, 2005 (unless otherwise indicated) information with respect to the beneficial ownership of Med-Design common stock by (i) each person known to Med-Design to own beneficially five percent or more of the outstanding common stock (the only class outstanding), (ii) each director, (iii) each of the executive officers of Med-Design and (iv) all executive officers and directors as a group.

	Number of Shares		Percent of Class
Name and Address	Beneficially Owned (1)		Beneficially Owned
Vincent J. Papa, Chairman of the Board	136,000	(2)	*

Ralph Balzano, Director	104,000	(3)	*

Paul D. Castignani, Director	90,624	(4)	*

D. Walter Cohen, Director	73,544	(5)	*

Jack Olshansky, Director	9,000	(6)	*

Ralph Sando, Director	9,000	(7)	*

Pasquale L. Vallone, Director	209,506	(8)	1.2%

Gilbert M. White, Director	219,634	(9)	1.3%

David R. Dowsett, Acting Chief Executive Officer	202,600	(10)	1.2%

Joseph N. Bongiovanni, III, Secretary	125,000	(11)	*

Lawrence D. Ellis, Chief Financial Officer	130,600	(12)	*

State of Wisconsin Investment Board	2,127,500	(13)	12.6%

Adage Capital Partners LP	1,427,099	(14)	8.5%

James M. Donegan	964,375	(15)	5.7%

All current Directors and Officers as a Group (12 persons)	1,309,508	(16)	7.36%

*Less than one percent (1%)

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days of April 10, 2006, are deemed outstanding for computing the percentage ownership of the person holding such securities but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the person named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such person.

(2)	Includes options to purchase 104,000 shares of common stock.

(3)	Includes options to purchase 104,000 shares of common stock.

(4)	Includes options to purchase 86,544 shares of common stock.

(5)	Includes options to purchase 54,544 shares of common stock and warrants to purchase 18,000 shares of common stock.

(6)	Includes options to purchase 9,000 shares of common stock.

(7)	Includes options to purchase 9,000 shares of common stock.

(8)	Includes options to purchase 54,000 shares of common stock.

(9)	Includes 1,400 shares of common stock held by Mr. White’s spouse and options to purchase 64,000 shares of common stock.

(10)	Includes options to purchase 187,500 shares of common stock.

(11)	Includes options to purchase 112,000 shares of common stock.

(12)	Includes options to purchase 110,600 shares of common stock.

(13)	The principal business address of the State of Wisconsin Investment Board is P.O. Box 7842, Madison Wisconsin, 53707. The information in the table and this note is base on Amendment No. 3 to Schedule 13G filed with Securities and Exchange Commission on February 10,2006 by the State of Wisconsin Investment Board.

(14)	Adage Capital Partners, L.P., a Delaware limited partnership, or Adage, shares voting and investment power as to the shares listed with Adage Capital Partners GP, L.L.C., a Delaware limited liability company, or Adage GP, Adage Capital Advisors, L.L.C., a Delaware limited liability company or Adage Advisors, Robert Atchinson and Phillip Gross. Adage GP is the general partner of Adage, Adage Advisors is the managing member of Adage GP and Messrs. Atchinson and Gross are the managing members of Adage Advisors. The principal business address of Adage, Adage GP, Adage Advisors, Mr. Atchinson and Mr. Gross is 200 Clarendon Street, Boston, Massachusetts, 02116. The information in the table is based upon information provided by Adage as of March 16, 2006. The information in this note is based on Amendment No. 3 to Schedule 13G filed with the Securities and Exchange Commission of February 14, 2005 by Adage GP and Messrs. Atchinson and Gross.

(15)	Includes 1,600 shares of common stock held by Mr. Donegan as custodian for his son and 425,800 shares underlying options. The address of Mr. Donegan is 840 King of Prussia Road, Radnor, Pennsylvania, 19087.

(16)	Includes options and warrants to purchase 913,188 shares of common stock.

Equity Compensation Plan Information
     The following table provides information as of December 31, 2005 with respect to compensation plans under which equity compensation is authorized, as well as individual compensatory arrangements

Number of securities
remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise price of	equity compensation
	be issued upon exercise	outstanding	plans (excluding
	of outstanding options,	options, warrants	securities reflected in
	warrants and rights	and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,384,101 (1)	$ 6.86	254,797
Equity compensation plans not approved by security holders	—	—	—

Total	3,384,101	$ 6.86	254,797

(1)	Includes warrants to issue 1,509,532 shares of common stock issued to employees, consultants and shareholders of Med-Design.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Joseph N. Bongiovanni, III, the senior partner of the law firm of Bongiovanni & Berger, is a director, Vice President and Corporate Counsel of Med-Design. During the fiscal years ended December 31, 2005 and 2004, Bongiovanni & Berger received $18,192 and $18,335, respectively, for legal services billed to Med-Design and for use of office space and other office related expenses.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table shows the fees that we incurred in 2005 and 2004 for audit and other services provided by BDO Seidman, LLP, the independent registered public accounting firm that audited our 2005 consolidated financial statements.
AUDITOR FEES

	2005	2004
Audit Fees (1):	$136,400	$253,081

Audit Related Fees (2):	4,485

Tax Fees (3):	22,600
All Other Fees:

Total:	$163,485	$253,081

(1)	Audit fees represent fees for services rendered for the audit of our financial statements and review of our quarterly financial statements.

(2)	Audit-related fees represent fees for the audit partners attendance at the annual shareholders’ meeting.

(3)	For fiscal 2005 and 2004, tax fees related to the preparation of federal, state and local returns and tax compliance.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report:
1. Financial Statements. The following financial statements and notes thereto of Med-Design were incorporated by reference into Item 8 of the initial Form 10-K filed by Med-Design with the Securities and Exchange Commission on March 31, 2006:
2. All schedules are omitted because they are inapplicable, or not required, or the information is shown in the financial statements or notes thereto.
(b) List of Exhibits. The following is a list of exhibits filed as part of this Amendment No. 1 to Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

EXHIBIT
NUMBER	DESCRIPTION
3.1(1)	Restated Certificate of Incorporation of Med-Design.

3.3(2)	Bylaws of Med-Design.

4.1(2)	Specimen of Common Stock Certificate of Med-Design.

10.1(3)	Amended and Restated Non-Qualified Stock Option Plan.

10.2(4)	Lease Agreement dated June 15, 1995 between Moen Development and MDC Research Ltd. and guaranteed by Med-Design.

10.(5)	First Amendment dated October 6,2003 to Lease Agreement dated June 15, 1995 between Moen Development and MDC Research Ltd.

10.4(6)	Asset Purchase Agreement dated April 1, 2004 between Med-Design and Luther Needlesafe Products, Inc.

10.5(7)	License Agreement dated December 11, 1998 with Becton, Dickinson and Company.

10.6(8)	Addendum to License Agreement dated December 11, 1999 with Becton, Dickinson and Company.

10.7(8)	Second Addendum to License Agreement dated January 25, 2000 with Becton, Dickinson and Company.

10.8(9)	Warrant Agreement dated April 25, 2000 between Med-Design and Lawrence Ellis.*

10.9(9)	License Agreement dated May 11, 2000 with Becton, Dickinson and Company.

EXHIBIT
NUMBER	DESCRIPTION
10.10(10)	Amended and Restated 2001 Equity Compensation Plan.

10.11(5)	Separation of Employment Agreement dated October 10, 2004 between M.

10.12(11)	Employment Agreement dated October 10, 2002 between Med-Design and Joseph Bongiovanni.

10.13(11)	Employment Agreement dated October 10, 2002 between Med-Design and Lawrence D. Ellis.

10.14(12)	Employment Agreement dated May 15, 2002 between Med-Design and David Dowsett.

10.15(12)	Employment Agreement extension dated October 17, 2003 between Med-Design and David Dowsett

10.16(5)	Plastics Engineering & Development Incorporated Manufacturing Agreement dated as of May 22, 2003.

10.17(5)	New Alliance of Independent Medical Distributors, Inc. Exclusive Master Sales & Distribution Agreement dated as of November 1, 2003.

10.19813)	Agreement and Plan of Merger and Reorganization dated as of November 21, 2005 with Specialized Health Products International, Inc. and certain of its subsidiaries.

10.19(14)	First Amendment dated as of March 6, 2006 to Agreement and Plan of Merger and Reorganization with Specialized Health Products International, Inc. and certain of its subsidiaries.

21.1	List of Subsidiaries of Med-Design#.

23.1	Consent of BDO Seidman, LLP #

23.2	Consent of PricewaterhouseCoopers LL P#

31.1	Certificate of the Chief Executive Officer required by Rule 15d - 14(a) **

31.2	Certificate of the Chief Financial Officer required by Rule 15d - 14(a) **

32.1	Certificate of the Chief Executive Officer required by Rule 15d - 14(b).#

32.2	Certificate of the Chief Financial Officer required by Rule 15d - 14(b).#

*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Amendment No. 1 toForm 10-K

**	Filed herewith,

#	Filed previously and incorporated by reference to Form 10-K filed on March 31, 2006

(1)	Incorporated by reference to Form 8-K filed on June 2, 2005.

(2)	Incorporated by reference to Form SB-2 filed April 7, 1995 and Amendment Nos. 1, 2 and 3 thereto (File No. 33-901014).

(3)	Incorporated by reference to Form S-8 filed on November 12, 1999.

(4)	Incorporated by reference to Form 10-KSB filed on March 29, 1996.

(5)	Incorporated by reference to Form 10-K filed on March 31, 2005.

(6)	Incorporated by reference to Form 8-K filed on April 15, 2004.

(7)	Incorporated by reference to Form10-KSB filed on March 31, 1999.

(8)	Incorporated by reference to Form 10-KSB filed on March 7, 2000.

(9)	Incorporated by reference to Form 10-K filed on March 23, 2001.

(10)	Incorporated by reference to Form S-8 filed September 4, 2002.

(11)	Incorporated by reference to Form 10-K filed on March 28, 2003.

(12)	Incorporated by reference to Form 10-K filed on March 12, 2004.

(13)	Incorporated by reference to Form 8-K filed November 22, 2005.

(14)	Incorporated by reference to Form 8-K filed on March 7, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MED-DESIGN CORPORATION

Dated: April 30, 2006

By: JOSEPH N. BONGIOVANNI, III

Joseph N. Bongiovanni, III
Vice President and Secretary