Form 10-Q
period 2006-03-31
MED-DESIGN CORP
filed 2006-05-15
CIK 943736

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
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
Yes ☐     No ☑
On May 15, 2006, 16,874,486 shares of the registrant’s common stock, $.01 par value, were outstanding.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
THE MED-DESIGN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$701,756	$1,084,834
Available-for-sale securities	8,538,853	8,855,993
Trade receivables	807,757	812,101
Inventory	258,676	295,207
Prepaid expenses and other current assets	307,304	172,907

Total current assets	10,614,346	11,221,042

Property, plant, and equipment, net of accumulated depreciation of $1,282,968 and $1,268,712, respectively.	174,175	179,971
Patents, net of accumulated amortization of $1,315,243 and $1,260,391, respectively.	1,713,049	1,735,040
Investment in acquired license rights	5,654,840	5,754,048

Total assets	$18,156,410	$18,890,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term payable	$—	$250,000
Accounts payable	368,898	194,914
Accrued compensation and benefits	157,973	157,894
Accrued professional fees	14,125	125,000
Other accrued expenses	44,019	36,830

Total current liabilities	585,015	764,638
Long-term payable, less current maturities	—	232,284

Commitments and Contingencies (Note 6)	585,015	996,922

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; No shares outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 16,874,486 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	168,745	168,745
Additional paid-in capital	72,143,952	72,058,469
Accumulated deficit	(54,718,687)	(54,299,781)
Accumulated other comprehensive (loss) income	(22,615)	(34,254)

Total stockholders’ equity	17,571,395	17,893,179

Total liabilities and stockholders’ equity	$18,156,410	$18,890,101

The accompanying notes are an integral part of these financial statements.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue
Product sales	$726,569	$502,374
Licensing revenue	330,475	174,190

Total Revenue	1,057,044	676,564

Product costs	500,450	719,258
General and administrative	959,036	1,143,688
Research and development	147,876	221,991
Write-off of fixed assets	—	464,398

Total operating expenses	1,607,362	2,549,335

Loss from operations	(550,318)	(1,872,971)
Interest expense	(140)	(8,510)
Investment income	103,783	130,261
Realized loss on investments	(11,986)	(20,953)
Gain on extinguishment of long-term payable	39,755	—

Net loss	($418,906)	($1,771,973)

Basic and diluted loss per common share	$(0.02)	$(0.11)

Basic and diluted weighted average common shares outstanding	16,874,486	16,749,486
The accompanying notes are an integral part of these consolidated financial statements.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net loss	($418,906)	($1,771,973)

Other comprehensive gain (loss):

Unrealized holding gain (loss) on securities	11,639	(146,294)

Comprehensive loss	($407,267)	($1,918,267)

The accompanying notes are an integral part of these consolidated financial statements.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	($418,906)	($1,771,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	168,316	205,608
Amortization of discount on long-term payables	—	8,510
Gain on extinguishment of long-term payable	(39,755)	—
Loss on sale of available-for-sale securities	11,986	20,954
Loss on disposal of fixed assets	—	464,398
Stock-based compensation	85,483	37,204
Changes in operating assets and liabilities:
Trade receivables	4,344	(96,037)
Inventory	36,531	(402,611)
Prepaid expenses and other current assets	(134,397)	137,671
Accounts payable	173,984	(108,352)
Accrued compensation, benefits, professional fees and other accrued expenses	(103,607)	(241,391)

Net cash used in operating activities	(216,021)	(1,746,019)

Cash flows from investing activities:
Purchases of property and equipment	(8,460)	(38,720)
Additions to patents	(32,861)	(12,141)
Investment in available-for-sale securities	(150,155)	(1,072,239)
Proceeds from sale of available-for-sale securities	466,948	912,643

Net cash provided by (used in) investing activities	275,472	(210,457)

Cash flows from financing activities:
Payment of long-term payable	(442,529)	—

Net cash used in financing activities	(442,529)	—

Decrease in cash	(383,078)	(1,956,476)
Cash and cash equivalents, beginning of period	1,084,834	3,964,388

Cash and cash equivalents, end of period	$701,756	$2,007,912

Cash paid during the period:
Interest paid	140	—
Taxes paid	11,210	3,075

Non-cash investing and financing activities:
Change in unrealized loss on available-for-sale Securities	$11,639	$146,294
The accompanying notes are an integral part of these financial statements.

THE MED-DESIGN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Significant Accounting Policies
     The accompanying unaudited consolidated financial statements include The Med-Design Corporation (hereinafter, including its subsidiaries as the context indicates, the “Company” or “Med-Design”) and its wholly-owned subsidiaries. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2005 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of March 31, 2006, the results of the Company’s operations and comprehensive loss for the three-month periods ended March 31, 2006 and 2005 and cash flows for the three-month periods ended March 31, 2006 and 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the applicable requirements of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements, which were included as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Concentrations of Credit Risk
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
     The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Revenue and accounts receivable from significant customers representing 10% of total revenues were as follows:

	As of and for the Period Ended March 31,
	2005		2006
	% of Revenue	% AR Net	% of Revenue	% AR Net

Company A	63.0	55.6	66.4	53.7
Company B	29.9	38.1	22.9	31.7
Company C	5.6	4.7	6.5	9.0

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

Investment in Acquired License Rights
     On April 1, 2004, Med-Design acquired the assets of the Safety Huber Needle business of Luther Needlesafe Products, Inc., which has been accounted for as an acquisition of a business in accordance with SFAS No. 141 with the guidance in “EITF 98-3”, Determining Whether a Non-monetary Transaction Involves Receipt of Production Assets or of a Business. The Company amortizes acquired license rights over 16 years, which represents both the term of the underlying sublicense agreement and expiration date of the related patent.
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
     In 2005, we tested goodwill for impairment and determined that the carrying amount of the reporting unit exceeded the fair value indicating goodwill was impaired. Med-Design appropriately wrote off goodwill of $232,053 in the fourth quarter of 2005.
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
     Revenues from the sale of the Safety Huber Needle are recorded upon shipment of the product to the Company’s distributor as title and risk of loss transfer upon shipment per contract.
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
Inventory
     Inventory consists of component parts and finished goods and is valued at the lower of cost or market. Cost is determined using the first-in first-out (“FIFO”) basis. In February 2005, the Company, in an effort to reduce product cost, began purchasing raw materials related to the Safe Step® Safety Huber Needle directly from suppliers instead of its subcontract manufacturers. In making this change, the Company agreed to purchase all existing on hand inventory related to this product from its contract manufacturer. The inventory purchased for some parts represented years of usage and the Company accordingly established a reserve for all excess inventory purchased. At March 31, 2006 the balance of excess inventory is $20,000.

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
Stock-Based Compensation
     On January 1, 2006 Med-Design adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. SFAS 123 (R) supersedes Med-Design’s previous accounting under Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees” (“APB 25”) for the periods beginning fiscal 2006.
     Med-Design adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. Med-Design’s Consolidated Financial Statements as of and for three months March 31, 2006 reflect the impact of SFAS (R). In accordance with the modified prospective transition method, Med-Design’s Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the three months ended March 31, 2006 was $85,483 which consisted of stock based compensation expense related to employee stock options. Pro forma stock based compensation of $227,298 for the three months ended March 31, 2005 was related to employee stock options, which Med-Design had been recognizing under previous accounting standards for disclosure purposes only.
     SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in Med-Design’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123 (R), Med-Design accounted for the stock-based awards to employees and directors using the intrinsic value method, no stock-based compensation expense has been recognized in the Med-Design’s Consolidated Statement of Operations because the exercise price of Med-Design’s stock option granted to employees a directors equaled the fair market value of the underlying stock at the grant.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Med-Design’s Consolidated Statement of Operations for the first quarter of fiscal 2006 included
A summary of option activity under the Plan as of March 31, 2006, and changes during the period then ended are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Options	(000’s)	Price	Term	Value (000’s)
Outstanding at December 31, 2005	1,874,469	$7.23	4.7	$13,553,738
Exercised
Forfeited or expired	16,566	$3.93

Outstanding at March 31, 2006	1,858,003	$7.99	7.0	$13,364,822

Exercisable at March 31, 2006	1,571,003

A summary of the status of The Company’s non-vested shares as of March 31, 2006 and changes during the period is presented below:

		Weighed-Average
		Grant Date
Non Vested Shares	Shares (000’s)	Fair Value
Non vested at December 31, 2005	291,000	$7.50
Granted
Vested	4,000	2.53
Forfeited

Non vested at March 31, 2006	287,000	$8.53

compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.
     The modified transition method of SFAS 123 (R) requires the presentation of pro forma information for periods presented prior to the adoption of SFAS 123 (R) regarding net loss an net loss per share as if we had accounted for our stock plans under the fair value method of SFAS 123 (R). For pro forma purposes, the fair value of stock options was estimated using the Black-Scholes option valuation model and amortizing on a straight-line basis. The pro forma amounts are as follows:

Three Months Ended
March 31, 2005
Net Loss — as reported	($1,771,973)
Add: stock-based employee compensation expense included in reported net loss	37,204
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards	(227,298)

Net Loss — pro forma	($1,962,067)

Net Loss per share:

Basic & diluted loss per share — as reported	($0.11)
Basic & diluted loss per share — pro forma	($0.12)
     The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions. Expected volatilities are based on historical volatility of the Med-Design’s stock. Med-Design uses historical data to estimate option exercise and employee termination behavior. The expected term of options granted is derived from the historical exercise activity over the past 10 years and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
     There were no options granted in the three month period ended March 31, 2006 or 2005.
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
New Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs,” (“SFAS 151”). SFAS 151 amends Accounting Research Bulletin No. 43 (“ARB 43”), Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company adopted SFAS 151 on January 1, 2006 and there was no material effect on the Company’s results of operations.
     In December 2004, the FASB issued SFAS 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” in accounting for its stock plans. The Company previously adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS 123R is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 123R is expected to increase stock-based compensation expense. Stock based compensation expense recognized under SFAS 123 (R) for the three months ended March 31, 2006 was $85,483.
     In November 2005, the FASB issued Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”). FSP 115-1 provides accounting guidance for determining a measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outline in EITF issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The accounting requirements of FSP 115-1 were effective for January 1, 2006 and did not have a material impact of Med-Design’s consolidate financial position, results of operations or cash flows.
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
     In 2005, Med-Design tested goodwill for impairment and determined that the carrying amount of the reporting unite exceeded the fair value indicating goodwill was impaired. Med-Design appropriately wrote off goodwill of $232,053 in the fourth quarter of 2005.
3. Fixed Assets
     In the first quarter of 2005, the Company assessed the position of the 1Shot ™ Safety Dental Syringe in the marketplace and the Company’s relationship with the exclusive distributor of the product, Sultan Chemists. As a result of the Company’s assessment, Sultan Chemists determined to discontinue production of the product and exit the business. This decision resulted in the write-off of equipment of $464,397, which the Company recorded during the quarter ended March 31, 2005.
4. Long-term Payable
     In November 2005, Med-Design entered into an agreement to repay, at a discount, its obligations under the Luther Asset Purchase Agreement and Consulting Agreement. In January 2006, Med-Design paid $641,667. Of the payment, $442,529 was designated as a payment in-full of the long-term liability in connection with the Asset Agreement. The recorded amount of the long-term liability at the time of payment was $482,284, net of discount. Med-Design recognized a gain of $39,755 on the extinguishment of the liability equal to the difference between the book value and payment in the first quarter of 2006. The gain was recorded as other income on the Consolidated Statement of Operations.
     Except for the payment of the consulting fees, all other provisions of the Consulting Agreement remain in effect and the Company will amortize the consulting fees over the remaining term of the agreement.
5. Basic and Diluted Loss per Share
     Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Options and warrants to purchase 3,367,535 shares of common stock as of March 31, 2006 and 3,958,425 shares of common stock as of March 31, 2005 were not included in computing diluted earnings per share as the effect was anti-dilutive.

6. Commitments and Contingencies
     On October 14, 2004 James M. Donegan resigned as President and Chief Executive Officer of Med-Design. Mr. Donegan and Med-Design executed a Separation Agreement and Release on October 14, 2004. Pursuant to the agreement, Mr. Donegan will make himself available on a part-time basis for consultation with the Company. Med-Design will pay Mr. Donegan an aggregate severance of $497,275 of which $346,304 was paid in bi-weekly installments from October 14, 2004 through November 15, 2005 and the remaining balance of $150,971 will be paid in bi-weekly installments from November 15, 2005 to November 14, 2006. In addition, until November 15, 2005, the Company provided medical and life coverage for Mr. Donegan and paid required premiums. Amounts are paid and expensed as severance provided. The Company also accelerated vesting of options to purchase 120,000 shares of Company common stock at an exercise price of $3.25 per share, and granted options to purchase 30,000 shares of common stock at an exercise price of $0.92 per share. The Company also agreed to continue to pay, through April 30, 2005, $2,500 per month to cover Mr. Donegan’s rent and utilities, and agreed to provide all benefits accrued or earned as of the date of the agreement.
     In November 2005 Becton Dickinson filed a lawsuit in Delaware against Med-Design. The lawsuit sought to have certain Becton Dickinson employees added as coinventor on certain patents and patent applications owned by Med-Design. Med-Design had recent negotiations with counsel from Becton Dickinson and resolved the issue with a final Settlement Agreement on April 6, 2006. Becton Dickinson thereafter dismissed without any liability to Med-Design.
7. Related Party Transactions
     For the three months ended March 31, 2006 and 2005, the Company paid $4,915 and $5,945, respectively, for legal services to a firm, of which a partner is a director, officer and stockholder of Med-Design.
8. Warrants Outstanding
     As of March 31, 2006 and 2005, warrants to purchase a total of 1,509,532 and 1,525,532 shares of Med-Design’s common stock, respectively, were outstanding with various vesting and expiration periods.
9. Merger Transaction
     On November 22, 2005, Med-Design announced plans to merge with a subsidiary of Specialized Healthcare Products International, Inc. (SHPI). Under the merger agreement, stockholders of Med-Design will collectively receive equity of SHPI equal to approximately 33% of the outstanding shares of the combined company following the merger.
     The Board of Directors of both companies has unanimously approved the merger agreement and will recommend that their stockholders vote in favor of the transaction. The merger is anticipated to close in the second quarter of 2006, subject to the approval of the stockholders of each company and customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of the “safe harbor” provisions of The Private Securities Litigation Reform Act of 1995 that address, among other things, demand for certain of our products; the generation of royalty revenues from our licensees; and sufficiency of available resources to fund operations. We generally identify forward looking statements in this report using words like “believe,” “anticipate,” “will,” “expect,” “may,” “could,” “intend” or similar statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including continued growth in sales of the Safe-Step® Safety Huber Needle, lack of demand or low demand for our products or for safety products generally; a determination of our licensees to focus their marketing efforts on products other than those licensed from us; delays in introduction of products licensed by us due to manufacturing difficulties or other factors; our inability to license or enter into joint venture or similar arrangements regarding our other products and other factors discussed in this report generally and in our Annual Report on Form 10-K for the year ended December 31, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.
Overview
     Med-Design is party to the merger agreement dated as of November 21, 2005 with SHPI and certain of its subsidiaries. Under the merger agreement, Med-Design will merge with a subsidiary of SHPI, and shares of common stock of Med-Design will be converted into shares of common stock of SHPI that will represent approximately 33% of the outstanding common stock of SHPI. The merger is subject to approval of stockholders of SHPI and Med-Design and other customary closing conditions. It is anticipated that a special meeting of stockholders of Med-Design to consider approval and adoption of the merger agreement will be held May 19, 2006 and that the transaction will be completed promptly thereafter. Med-Design considers the following to be the most important matters on which management focuses in evaluating its operating performance and financial condition.
     Reference is made to the “Overview” section of Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005. The following discussion supplements the discussion in the Form 10-K “Overview” under the caption “Revenue Growth.”
     We acquired the assets of the Safety Huber Needle business of Luther Needlesafe Products, Inc. (“Luther”) on April 1, 2004. The Safe-Step® Safety Huber Needle, the version of the Safety Huber Needle product marketed by us and used for the delivery of chemotherapeutic agents, was launched in the U.S. in October 2003. Revenue from the sales of this product for the three months ended March 31, 2006 was $733,475, an increase of $69,351 from the previous fiscal quarter ended December 31, 2005. We are optimistic that we will realize continued growth in sales of the Safety Huber Needle in future quarters.
     We continue to generate revenue from the licensing of our product technologies to Becton Dickinson and Company (“BD”). Revenues are increasing but still remain below our expectations. We are hopeful that the trend of increasing revenues will continue.
     Revenue from the sales of the Safety Seldinger Device has also been limited. We licensed to Enpath Medical, Inc. the Safety Seldinger Device for venous access applications and subsequently for arterial access applications. On December 29, 2004, we entered into Addendum Number Two to the Development and Licensing Agreement with Enpath Medical to eliminate the minimum purchase amount required in 2004 for Enpath to maintain exclusivity under the agreement. Revenue for the Safety Seldinger Device for the three months ended March 31, 2006 was nominal and is not expected to increase.

Results of Operations
Results of Operations for the Three Months Ended March 31, 2006 and 2005
     Revenue for the three months ended March 31, 2006 was $1,057,044, compared to revenue of $676,564 for the corresponding period in 2005. The increase in revenue was due primarily to an increase in volume. Revenue for the three months ended March 31, 2006 included $726,569 of sales of the Safe-Step® Safety Huber Needle and royalty payments of $330,475 under our licensing agreements.
     Product costs for the three months ended March 31, 2006, which consisted of direct and indirect costs related to our contract manufactured products were $500,450, a decrease of $218,808, as compared to product costs of $719,258 for the corresponding period in 2005. Product costs for the three months ended March 31, 2005 consisted of direct and indirect costs, the amortization of acquired license rights of $99,208, consulting expense of $25,000 and an inventory write down of obsolete inventory of $224,312 related to the 1 Shot Safety Dental Syringe.
     General and administrative expenses for the three months ended March 31, 2006 were $959,036, a decrease of $184,652 as compared to general and administrative expenses of $1,143,688 for the corresponding period in 2005. The decrease in general an administrative expense was due primarily to a reduction in expenditures for employee compensation of $101,000 and accounting and other professional fees of $68,000.
     Research and development expenses for the three months ended March 31, 2006 were $147,876, a decrease of $74,115 as compared to research and development expenses of $221,991 for the corresponding period in 2005. The decrease in research and development expensed was due primarily to reduction in expenditures on employee compensation.
Liquidity and Capital Resources
     At March 31, 2006, cash, cash equivalents and available-for-sale securities totaled $9,240,609 as compared to $9,940,827 at December 31, 2005, a decrease of $700,218 or approximately 7%. The decrease is primarily due to net losses of $418,906 and the payment of long-term payable and prepayment of consulting expense of approximately $674,000.
     For the three months ended March 31, 2006, our net cash used in operating activities was $216,021, principally reflecting our net loss of $418,906.
     At March 31, 2006 Med-Design had a revolving line of credit under which the Company may borrow up to $3,000,000 with Wells Fargo Bank. The facility is collateralized by the Company’s investments held by Wells Fargo Bank. Any borrowing would bear interest at LIBOR plus 1.75%. There are no financial covenants. The facility expires on July 31, 2006 and there is no assurance that the Company will be successful in negotiating a continuation of the availability of the line of credit or term that will be available to the Company, should the Merger not occur. There are no amounts outstanding under the agreement.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There were no amounts outstanding under either of our revolving lines of credit at March 31, 2006. If we were to borrow under either of our credit facilities, borrowings would bear interest at a rate equal to LIBOR plus 1.75% or 2.25%

or the prime rate plus 2.5%, depending upon the facility used and the purpose for the borrowing. As a result, any such borrowings would be subject to the fluctuations in the market, which affect LIBOR or the prime rate, respectively.
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
     (b) Change in Internal Control over Financial Reporting
     No change in our internal control over financial reporting, except for the implementation of additional review procedures to remediate our review controls, occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
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

The Med-Design Corporation

Date: May 15, 2006	DAVID R. DOWSETT

David R. Dowsett Acting Chief Executive Officer

LAWRENCE D. ELLIS

Lawrence D. Ellis Chief Financial Officer

Part II — OTHER INFORMATION
Item 1.  Legal Proceedings
     In November 2005 Becton Dickinson filed a lawsuit in Delaware against Med-Design. The lawsuit sought to have certain Becton Dickinson employees added as coinventors on certain patents and a patent application owned by Med-Design. Med-Design and Becton Dickinson settled the matter on April 5, 2006. Becton Dickinson thereafter dismissed the lawsuit.
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